Form 10-Q
period 1995-04-01
VIE DE FRANCE CORP
filed 1995-05-15
CIK 737602

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     APRIL 1, 1995
                                        ----------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    --------------

             Commission File Number            0-12800
                                    ---------------------------

                           VIE DE FRANCE CORPORATION
(Exact name of registrant as specified in its charter)

           DELAWARE                                      52-0948383
         -------------                                  ------------
  (State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)

          85 SOUTH BRAGG STREET, SUITE 600, ALEXANDRIA, VIRGINIA 22312
          ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code)  (703) 750-9600
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 11, 1995.

         COMMON STOCK 0.01 PAR VALUE                     NUMBER OF SHARES
         ---------------------------                     ----------------
               NO CLASS                                        13,778,543
               CLASS B                                         NONE

                           VIE DE FRANCE CORPORATION


                        PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included.

                           VIE de FRANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               APRIL 1,           JUNE 25,
ASSETS                                                                           1995               1994
- - - - - - - ------                                                                      ------------       ------------
Current assets
  Cash and cash equivalents..........................................         $4,339,914         $8,931,476
  Short-term investment, related party...............................          4,900,000          4,900,000
  Investments, current...............................................          4,502,682          4,055,365
  Accounts receivable-trade, less allowance for doubtful accounts....          1,223,850          1,413,675
  Inventories........................................................          2,098,131          1,403,051
  Prepaid expenses...................................................            197,872            181,473
  Notes receivable, related party....................................          2,041,706            525,076
  Income taxes receivable............................................             50,678
  Other current assets...............................................            679,592            452,939
                                                                            ------------       ------------
      Total current assets...........................................         20,034,425         21,863,055

Investments..........................................................          4,023,895          5,050,388
Fixed assets, at cost less accumulated depreciation..................          5,938,855          3,812,195
Other assets.........................................................            266,210            238,697
                                                                            ------------       ------------
  Total assets.......................................................        $30,263,385        $30,964,335
                                                                            ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- - - - - - - ------------------------------------
Current liabilities
  Accounts payable and accrued expenses..............................         $1,416,955         $1,418,963
  Accrued payroll and related liabilities............................            379,828            622,166
  Reserves for store closings........................................            168,832            533,832
  Other accrued taxes................................................            599,652            727,960
  Income taxes payable...............................................            195,392          3,230,280
  Revolving line of credit and short-term debt.......................            914,268
                                                                            ------------       ------------
      Total current liabilities......................................          3,674,927          6,533,201

Long term debt.......................................................          2,210,208
                                                                            ------------       ------------
      Total liabilities..............................................          5,885,135          6,533,201
                                                                            ------------       ------------

Stockholders' equity
  Common stock - $.01 par value, 20,000,000 shares authorized,
    14,034,620 shares issued, and 13,778,543 shares outstanding......            140,346            140,084
  Class B stock - $.01 par value, 175,000 authorized, none issued....
  Additional paid-in capital.........................................         21,269,214         21,219,416
  Retained earnings..................................................          4,449,786          4,478,575
  Less cost of 256,077 shares held in treasury.......................         (1,439,844)        (1,439,844)
  Translation adjustment.............................................            (41,252)            32,903
                                                                            ------------       ------------
      Total stockholders' equity.....................................         24,378,250         24,431,134
                                                                            ------------       ------------
Commitments and contingencies........................................
                                                                            ------------       ------------
  Total liabilities and stockholders' equity.........................        $30,263,385        $30,964,335
                                                                            ============       ============

          See accompanying notes to consolidated financial statements.

                           VIE de FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     THIRD QUARTER                          YEAR TO DATE
                                                              ---------------------------         ------------------------------
                                                                  SIXTEEN WEEKS ENDED                    FORTY WEEKS ENDED
                                                              ---------------------------         ------------------------------
                                                              APRIL 1,           APRIL 2,            APRIL 1,           APRIL 2,
                                                                1995               1994                1995               1994
                                                             ----------        ----------         -----------        -----------
Net sales...........................................         $4,387,090        $3,633,393         $11,596,326         $9,062,811

Cost of sales excluding
  depreciation and amortization.....................          2,976,263         2,857,240           8,167,950          6,934,750
                                                             ----------        ----------         -----------        -----------
    Gross margin....................................          1,410,827           776,153           3,428,376          2,128,061

Selling and administration..........................          1,604,365         1,023,075           3,841,595          2,413,922
Depreciation and amortization.......................            330,412           199,199             750,061            477,249
Other (income) expense..............................           (167,273)          (18,298)           (171,170)           (84,543)
                                                             ----------        ----------         -----------        -----------
    Loss from operations............................           (356,677)         (427,823)           (992,110)          (678,567)
                                                             ----------        ----------         -----------        -----------

Nonoperating income (expense)
  Investment income.................................            388,413           138,122             954,994            425,542
  Interest expense..................................           (123,938)           (1,171)           (133,260)            (2,576)
  Foreign exchange income (loss)....................             30,868                                26,740
                                                             ----------        ----------         -----------        -----------
    Net nonoperating income.........................            295,343           136,951             848,474            422,966
                                                             ----------        ----------         -----------        -----------

Income (loss) from continuing operations
  before income taxes and extraordinary item........            (61,334)         (290,872)           (143,635)          (255,601)
Income tax (expense) benefit........................           (131,000)                              (98,154)
                                                             ----------        ----------         -----------        -----------

Loss from continuing operations
  before extraordinary items........................           (192,334)         (290,872)           (241,790)          (255,601)

Discontinued operations
Loss from Restaurant operations:
  Income (loss) from operations, net of taxes.......            213,000           (46,648)            213,000           (309,854)
                                                             ----------        ----------         -----------        -----------
Net income..........................................            $20,666         ($832,087)           ($28,790)       ($1,060,022)
                                                             ==========        ==========         ===========        ===========

Income (loss) per share:
  Continuing operations.............................             ($0.01)           ($0.02)             ($0.02)            ($0.02)
  Discontinued operations...........................               0.01             (0.04)               0.02              (0.06)
  Extraordinary item................................
                                                             ----------        ----------         -----------        -----------
Net income(loss) per share..........................             $ 0.00            ($0.06)              $ 0.0             ($0.08)
                                                             ==========        ==========         ===========        ===========

Weighted average shares outstanding.................         13,770,387        13,710,172          13,764,645         13,656,331

          See accompanying notes to consolidated financial statements.

                           VIE de FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            THIRD QUARTER
                                                                                 -----------------------------------
                                                                                          FORTY WEEKS ENDED
                                                                                 -----------------------------------
                                                                                   APRIL 1,               APRIL 2,
                                                                                     1995                   1994
                                                                                 ------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..............................................................             ($28,790)           ($1,060,022)
  Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
  Depreciation and amortization.........................................              750,061              1,343,872
  Gain on disposal of fixed assets......................................                                      (9,032)
  Gain on discontinued operations.......................................             (213,000)
      Changes in assets and liabilities:
          Increase in receivables.......................................              (36,828)               123,033
          (Increase) decrease in notes receivable, related party........           (1,516,630)
          Increase in inventory.........................................             (695,080)              (519,789)
          Decrease (increase) in prepaid expenses.......................              (16,399)              (202,430)
          Increase in accounts payable and accrued expenses.............              352,991                284,786
          Decrease in accrued payroll and payroll taxes.................             (242,338)              (108,723)
          Decrease in other accrued taxes...............................             (128,308)
          Change in income taxes, net...................................           (3,227,566)
          Change in other assets and liabilities, net...................              (44,654)               (73,170)
                                                                                 ------------          -------------
          Net cash used by operating activities.........................           (5,046,542)              (221,475)
                                                                                 ------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Restaurant dispositions, net of proceeds..............................             (365,000)              (240,634)
  Withdrawal (investment) in bank deposit...............................                                   2,000,000
  Proceeds on disposal of fixed assets..................................                                      19,683
  Decrease in investments, net..........................................              579,176
  Capital expenditures..................................................           (1,212,326)            (1,005,137)
  Capital expenditures in discontinued operations.......................                                  (1,270,775)
                                                                                 ------------          -------------
          Net cash used by investing activities.........................             (998,150)              (496,863)
                                                                                 ------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock under stock option plans..............               50,060                387,312
  Proceeds from issuance of debt........................................            1,477,224
  Translation adjustment................................................              (74,154)
                                                                                 ------------          -------------
          Net cash provided by financing activities.....................            1,453,130                387,312
                                                                                 ------------          -------------
Net decrease in cash and cash equivalents...............................           (4,591,562)              (331,026)
Cash and cash equivalents, beginning of period..........................            8,931,476              1,986,443
                                                                                 ------------          -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $4,339,914             $1,655,417
                                                                                 ============          =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-Cash Activities:
  Facility purchased under capital lease                                           $1,647,252

          See accompanying notes to consolidated financial statements.

                           VIE de FRANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)         Fiscal Periods

                  The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The third quarter of each year contains 16 weeks while the other three quarters contain 12 weeks each.

2)         Dividends - None.

3)         Contingency - None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           Fiscal year 1995's third quarter results reflect continued sales growth of the Company's Culinary Division. Continuing operations consist of the Company's sous vide operations, both in the U.S. and in Norway. Discontinued operations include the Company's former Restaurant Division, which was sold in the final quarter of fiscal year 1994.

SALES AND GROSS MARGINS

           The Company's sales of sous vide products are generally to food service distributors who order products for resale to the Company's ultimate customers. The Company continues to expand its customer base, and during the past quarter has been working not only with its hotel and airline accounts, but has been working with a national warehouse club in order to test its products in a retail setting. This test volume should begin later in fiscal year
1995. Other customers, including hotel chains, restaurant chains, and now a health care chain are initiating or expanding the use of sous vide products in their operations.

           Year to date, purchases by distribution resellers which primarily service hotels, airlines and home delivery/retail sales represented approximately 66%, 31% and 3% of total sous vide product sales, respectively.

           The Company's Norway subsidiary began sales during the second quarter of fiscal 1995. This subsidiary recorded sales of approximately $888,000 in the quarter, however substantially all of these sales were intercompany in nature and have been eliminated for consolidated reporting purposes.

           A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                            Quarter ended                  Year to date
                                                                     ----------------------------  ---------------------------
                                                                       April 1,       April 2,       April 1,       April 2,
                                                                         1995           1994           1995           1994
                                                                     -------------  -------------  -------------  ------------
                                                                                    (dollars in thousands)
Net sales   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      4,387   $      3,633   $     11,596   $     9,062
Gross margin percentage . . . . . . . . . . . . . . . . . . . . .              32%            21%            30%           23%
Loss from operations  . . . . . . . . . . . . . . . . . . . . . .    $       (357)  $       (427)  $       (992)  $      (678)

           Total sales increased by 21% to $4,387,000 from $3,633,000 for the third quarter, and by 28% to $11,596,000 from $9,062,000 for year to date for fiscal years 1995 and 1994, respectively. This growth is primarily attributable to strong growth within the airline segment.

           Gross margin as a percentage of total net sales improved dramatically by over eleven percentage points in this quarter versus the prior year, without the benefit of any price increases to the Company's customers. This increase is attributable to several factors. Increased sales volume has given the Company improved access to large volume suppliers and greater ability to negotiate lower raw material costs. The shift of salmon production from the Alexandria, Virginia production facility to the Norwegian facility has lowered the costs of raw materials for the salmon product line. Margin improvement is also due to reduced sales volume on less profitable items and the introduction of more productive and profitable items to the product line. Finally, labor costs have decreased substantially through investment in productivity-improving equipment and streamlining production runs. The Company believes that the gross margin can continue to improve in the next quarter and the next fiscal year with further progress in the procurement of raw materials, volume increases in more profitable items in the product line, and management's continued commitment to investing in cost-improving equipment while maintaining or improving the quality of its product line.

           The Company continues to offer seafood, beef, poultry, vegetable and sauce products packaged in bulk or multiple servings suitable for banquet or larger food service situations as well as single portion packs suitable for restaurant or individual service. Pricing is established quarterly in relation to source raw material costs.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES

           A comparison of selling, distribution and general administrative costs follows:

                                                                            Quarter ended                  Year to date
                                                                     ----------------------------  ---------------------------
                                                                       April 1,       April 2,       April 1,       April 2,
                                                                         1995           1994           1995           1994
                                                                     -------------  -------------  -------------  ------------
                                                                                    (dollars in thousands)
Selling and distribution costs  . . . . . . . . . . . . . . . . .    $        633   $        407   $      1,480   $       966
General administrative costs  . . . . . . . . . . . . . . . . . .             972            616          2,362         1,448
                                                                       ----------     ----------     ----------     ---------
                                                                     $      1,605   $      1,023   $      3,842   $     2,414
                                                                      ===========    ===========    ===========    ==========

           Selling, distribution and administrative costs increased, as a percentage of net sales, to 37% from 28% for the quarter, and to 33% from 27% of net sales year to date, for fiscal years 1995 and 1994, respectively. In real dollars, these costs increased by 57% and 59% as compared to the prior year same quarter and year to date. This increase is due primarily to the start-up costs associated with the Company's facility in Norway. The creation of a sales staff in Norway which has not yet generated sales in Europe has been the primary reason for the increase in selling costs. The Company is reassessing its Norwegian sales organization in order to show improvements in this area beginning in the fourth quarter of this year. In the U.S., the Company added a retail sales specialist and absorbed this cost by reducing sales costs in other areas, and working with the sales personnel to achieve sales levels above their minimums. The Company believes that its investment in the retail area will begin to pay off in the coming fourth quarter and next fiscal year. Impacting administrative costs are various continuing corporate-level fixed costs that had previously been partially absorbed by the Restaurant Division. In this area, the Company has just relocated its offices from McLean, VA to Alexandria, VA and is now occupying more affordable space which will result in significant real dollar savings. In addition, management is committed to reducing its administrative costs through sales increases and cost cutting measures in areas not impacting sales and operations.


DEPRECIATION AND AMORTIZATION

           Depreciation and amortization increased by 66% to $330,000 versus $199,000 for the third quarter of fiscal year 1995 as compared to the prior year same quarter. Year to date, these costs have increased by 57% over prior year same period. This increase reflects the addition of the Norwegian production facility, as well as a net investment of over one million dollars over the past 12 calendar months for the Alexandria facility, needed to support sales volume, improve productivity and procurement costs.


OTHER INCOME AND EXPENSE

           Other income relates primarily to the receipt of local government grant funds for Vie de France Norway. The grant is in recognition of the Company's investment in Norway. The Company generally has no obligation to return these funds. The government could waive repayment or could ask for full or partial refund in the event the Norwegian operation is sold or closed within the next five years. Management believes that the combination of plant closure and governmental request for repayment to be unlikely.

NONOPERATING INCOME AND EXPENSE

           Investment income consists of returns earned on funds received from the sale of the Restaurant Division, together with interest income associated with a $4.9 million collateralized deposit with a European bank which earns interest at a rate which the Company believes to be in excess of the prevailing short-term interest rates in the United States (see "Liquidity and Capital Resources").

           Beginning during fiscal year 1995, the Company is incurring interest expense with respect to borrowings by the Norway subsidiary.

PROVISION FOR TAXES

           A charge for income taxes of $131,000 for the quarter, and a charge for income taxes of $98,000 year to date, attributable to the Company's U.S. operations. The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes.", as of the beginning of fiscal year 1994, however the cumulative effect of adopting SFAS 109 was, and continues to be insignificant since the resulting deferred tax asset is fully offset by a valuation allowance.

DISCONTINUED OPERATIONS

           Income from discontinued operations for the third quarter of the current fiscal year relates to the reduction of reserves required for the former Restaurant Division. This reduction was possible due to the expiration of certain contingent liabilities. Loss from discontinued operations in fiscal 1994 reflects the operating results attributable to the operations of the Restaurant Division, net of applicable income tax effects, in the third quarter and year to date of fiscal year 1994.

IMPACT OF INFLATION AND THE ECONOMY

           Inflation has from time to time had a material impact on the Company's expenses. Inflation in labor and ingredient costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to, but generally higher than the federal minimum rates.

           The sales pricing structure of Culinary Division allows for the fluctuation of raw material prices. As a result, market price variations do not significantly affect the gross margin realized on product sales. Customer sensitivity to price changes can influence the overall sales of individual products.

LIQUIDITY AND CAPITAL RESOURCES

           The combined total of cash and short-term investment account balances was $13,743,000 and $17,886,000 at April 1, 1995 and June 25, 1994,
respectively. Additionally, the Company held investments of $4,024,000 and $5,050,000 at April 1, 1995 and June 25, 1994, respectively. These investments mature at periods between one and three years, with the exception of one $500,000 investment in preferred stock, made during the third quarter of fiscal year 1995. The reduction of the cash, short-term and long-term investments reflect the cash used by operations, primarily for the payment of income taxes related to fiscal year 1994, and the cash used for investments in capital assets.

           Cash used by operations amounted to $5,046,000 and $221,000 for year to date fiscal 1995 and 1994 respectively. The year to date use of cash in fiscal year 1995 resulted primarily from the $3,227,000 decrease in income taxes payable and in other accrued liabilities with respect to the sale of the Company's former Restaurant Division Other operational uses of cash included the increase in inventories necessary to sustain increased sales levels, and the increase in notes receivable to related parties.

           Cash in the amount of $579,000 was provided by the draw-down and/or shift to short-term categorization of long-term investments. This was offset by fiscal year to date capital expenditures of $1,212,000. Remaining fiscal year 1995 equipment purchases of approximately $500,000 are expected for the Alexandria facility, and less than $100,000 in additional costs is expected for the Norway facility. The Company paid $365,000 relating to the settlement of an abandoned restaurant lease location, the cost of which had been previously reserved for. The foregoing resulted in net cash used by investing activities of $998,000 and $497,000 in the comparable year to date periods of fiscal years 1995 and 1994, respectively.

           Cash in the amount of $1,453,000 was generated by financing activities in fiscal year 1995, relating primarily to borrowings of the Norwegian subsidiary. Cash in the amount of $387,000 was provided in fiscal year 1994 due to the issuance of stock pursuant to the Company's incentive stock option program.

           The Company continues to evaluate the possibility of establishing additional production facilities in order to increase efficiencies, to be able to produce sous vide products closer to the source of supply and as a means to enter new markets. The cost of such facilities range from approximately $1,000,000 to approximately $5,000,000, depending upon the nature of the product and the production volume desired. Local governments may provide subsidies and other assistance in connection with such facilities. It is possible that the Company may use some of its cash resources to fund these efforts.

           As part of this expansion strategy, the Company is also considering the formation of joint ventures or the acquisition of other companies in the food service industry as a means to develop its sous vide business. As noted above, the Company made a $500,000 investment in a newly-formed retail company, joining two other partners, that will offer a variety of food products, including the Company's full sous vide product line. The Company believes that this investment will provide the opportunity for a growth vehicle for its products.

           The Company has secured loan facilities for its liquidity needs in Norway. As of April 1, 1995, the term borrowings were fully drawn upon and the borrowings under the $1,000,000 overdraft facility amounted to approximately $717,000.

           The Company has on deposit $4.9 million with a European bank. This deposit is denominated in U.S. dollars and earns a rate of return in excess of the prevailing short-term rates in the United States. This deposit has been pledged as collateral to the bank so that the bank may loan funds to a French subsidiary of Setucaf S.A., a French company which is 21% owned by Food Research Corporation, the majority stockholder of the Company. This deposit is redeemable on thirty days notice without penalty. The Company believes no material risk to principal is associated with this deposit.

FUTURE PROSPECTS

           The Company anticipates continued strong growth in the U.S. and export markets. It is excited about the introduction of its product line, in retail form, into the warehouse club setting and possibly the supermarket setting. This channel has considerable growth potential in an untapped market both in the U.S. and elsewhere. Continued improvements in gross margins and reductions in fixed costs, along with increased sales, will yield positive returns immediately. The Norwegian plant is now beyond its start-up stage and recognizes the need to produce positive sales results. While financing all of this growth will require increased cash needs, the Company believes it is adequately capitalized for the coming year. For these reasons, along with the continued customer praise for its unsurpassed quality of its product line, the Company believes it is uniquely well-positioned to improve and develop its market opportunities.

                           VIE DE FRANCE CORPORATION

                          PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

           The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts which it may be required to pay by reason thereof will have a material effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits - None.

           (b)    Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        VIE DE FRANCE CORPORATION
                                   -----------------------------------





Date:   May 15, 1995               By: /s/Stanislas Vilgrain
       --------------------            -------------------------------
                                          Stanislas Vilgrain
                                          President and CEO





                                   By: /s/Alan V. Esenstad
                                       -------------------------------
                                        Alan V. Esenstad
                                        Vice President of Finance and Accounting
                                        (Principal Financial Officer)