Form 10-K
period 1995-06-24
VIE DE FRANCE CORP
filed 1995-09-22
CIK 737602

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                            -----------------------

                                  FORM 10-K
(MARK ONE)
XX      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--      EXCHANGE ACT OF 1934 /FEE REQUIRED/

                    FOR THE FISCAL YEAR ENDED: June 24, 1995
                                               -------------

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 /NO FEE REQUIRED/

FOR THE TRANSITION PERIOD FROM ___________________   TO ______________________

                    COMMISSION FILE NUMBER:     0-12800
                                           ------------------

                           VIE DE FRANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                     52-0948383
          --------                                     ----------
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

             85 South Bragg Street, Suite 600, Alexandria, VA 22312
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 750-9600 x350
                                                            --------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                         ON WHICH REGISTERED
     -------------------                       -----------------------

              None                                        None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per Share
                     --------------------------------------
                                 (TITLE CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X     NO
                                  ------     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 31, 1995 as reported on the NASDAQ National Market System, was approximately $24,568,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 1995, there were 13,780,793 shares outstanding of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts of the following document are incorporated by reference in Parts III and IV of this Form 10-K Report:

- Proxy Statement for Registrant's 1995 Annual Meeting of Stockholders to be filed - Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.  BUSINESS

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is currently engaged in only one industry segment as of June 24, 1995. Accordingly, no segment data is included in the Consolidated Financial Statements for fiscal year ending June 24, 1995.

GENERAL

     The Company is a leading manufacturer in the United States of food products for the food service industry using the sous vide food processing technology. The Company opened a USDA-approved food processing plant in Alexandria, Virginia in May 1990 and began operating another plant in Norway in August 1994. Sous vide is an advanced system of food preparation, developed in France, which cooks meats, seafood, poultry, sauces and vegetables over time using low heat. Before the cooking process begins, the product is vacuum-sealed in special plastic pouches that better maintain the food's flavor and moisture in comparison to other methods of cooking. Following the completion of the cooking process, the product can be either frozen or refrigerated for distribution. Currently, all of the Company's products are frozen. The Company also works with equipment manufacturers to provide efficient computer controlled reheating equipment to its sous vide food service providers who effectively convert their operations into sous vide kitchens and improve customer satisfaction through better and consistent product quality, while realizing reductions in their food and labor costs as a result of this technology.

     Vie de France was incorporated in the State of Delaware in 1974. Its principal executive offices are located at 85 South Bragg Street, Suite 600, Alexandria, VA 22312 and its telephone number at that location is (703) 750-9600.

BACKGROUND

     The Company commenced operations in 1972 as a wholesale producer of French bread for daily delivery to the Washington, DC area. The Company expanded its markets throughout the 1970s. In fiscal year 1979, the Company began offering its product through Company-owned retail bakeries where the products could be freshly baked throughout the day. During the 1980s, the Company expanded its frozen dough product line and developed processes to facilitate the baking of these products at the point-of-sale. As of May 1994, the Company owned and operated 31 retail units. The Company sold the Bakery Division and the Restaurant Division to Vie de France Yamazaki, Inc. in 1991 and 1994, respectively.

     The Company began development of the sous vide business in 1987, in conjunction with research performed previously by Nouvelle Carte France, a French company. As a result of the growth in the application of sous vide in Europe, the Board authorized the establishment of the Vie de France Culinary Corporation for the express purpose of the research and development of sous vide for the U.S. market. This Company was formed in 1987, and was later merged into Vie de France Corporation. In 1989, construction began on a 30,000 square foot plant in Alexandria, Virginia designed to manufacture its sous vide product line under the trade name Vie de France Culinary. The Culinary plant began operations in May 1990. The plant has since expanded to 50,000 square feet.

     During fiscal years 1991 through 1995, the Culinary Division successfully built its sous vide sales volume from zero to over $2.0 million in fiscal year 1991, $4.6 million in fiscal year 1992, $8.2 million in fiscal year 1993, $12.1 million in fiscal year 1994 and $15.0 million in fiscal year 1995. In 1992, the Company started a national direct sales organization to continue to increase sales. The Company is focusing its sales efforts on wholesale customers in the hotel industry and national/regional restaurant chains, as well as large-volume food providers such as the airline and transportation industries.

     In order to reduce costs, increase quality and increase production capacity, the Company is pursuing the development and construction of single product sous vide production plants located adjacent to, or in the proximity of suppliers of raw materials. One such plant, located in Norway, began production in August 1994. The Company currently has capacity in its plants to support near term sales growth.

PRODUCTS

     The Company offers a wide range of sous vide products including entrees, side dishes, and sauces. The entree items consist of a variety of seafood, pork, beef and poultry items. Side dishes and sauces range from vegetables and rice to cream or tomato-based sauces. The products are sealed in either single or multi-serving packaging and then case-packed. Single-pack items offer the greatest flexibility to the customer, while multi-pack packaging provides increased efficiency and economy for large-volume banquets.

During fiscal year 1995, the Company began packaging its products for retail consumption. The Company is currently testing this market with a line of products being sold through outlets such as Sam's Club, a division of Wal-Mart Stores, Inc.

DISTRIBUTION

     The Culinary Division distributes its products in a frozen state to customers nationwide and internationally primarily to Asian markets. The Company expects to expand distribution into the European markets in fiscal year 1996 in conjunction with last year's opening of the Norwegian production facility. Its products are stored in a number of regional frozen warehouses as well as at the Alexandria, Virginia plant. Major regional food service distributors, including Sage Distribution, Kraft Food Service and Sysco Food Service, purchase the product from the Company and re-sell to food service providers. Export products are transported in frozen containers via ship.

RAW MATERIAL STATUS

     The Company buys its raw materials from a number of suppliers at market prices. While these prices may fluctuate during the year, the Company does not believe that availability poses a material risk to its business. The majority of product sales are subject to price revision to reflect shifts in the price of raw materials.

PATENTS AND TRADEMARKS AND OTHER ITEMS IMPORTANT TO OPERATING SEGMENTS

     The Company believes that its Vie de France trademark is important to its business success. Accordingly, it takes the necessary steps to protect it.
The Company and Vie de France Yamazaki, Inc. entered into a Trademark and Service Mark License Agreement in 1991 and, in conjunction with the sale of the Restaurant Division, amended and restated this agreement. The Company holds no patents that are essential for its continued operations.

CUSTOMER DEPENDENCY

     Food service distributors continued to be the leading market segment for the Company with fiscal year 1995 sales representing approximately 59% of total net sales. In fiscal year 1995, sales to food service distributors representing Hyatt Hotels and Marriott Hotels accounted for 32% and 21% of total net sales, respectively. Sales to the airline industry in fiscal year 1995 represented 29% of total net sales, which was comprised of sales to five national/international carriers and one regional carrier. In fiscal years 1994 and 1993, sales to food service distributors representing Marriott hotels amounted to 55% and 68% of total net sales, respectively. In fiscal year 1994, sales to food service distributors representing Hyatt hotels amounted to 16% of total net sales. Sales to distributors serving the airline industry represented 17% and 11% of total net sales in fiscal years 1994 and 1993 respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sales and Gross Margins."

SEASONALITY

     Culinary sales are seasonally impacted by the hotel banquet industry, which peaks in September through December and March through June.

COMPETITION

     The Company considers itself to be a leader in the sous vide segment of the food service industry. At present, limited competition exists within the frozen wholesale component of this segment. However, other firms exist within the retail and refrigerated components of the sous vide segment. As such, the Culinary Division primarily competes for sales against the traditional forms of food preparation, rather than against other sous vide suppliers. The Company offers value-added products, but must offer these products in a price range that makes it economically advantageous for its users to convert from traditional methods of food preparation. The Company believes its products can compete against these traditional methods in price and product performance, as well as convenience. The Company also provides a full product line of items to further compete against traditional kitchens. In addition, it offers implementation and menu development services, as well as equipment, to its customers as another means of building sales. The Company depends upon its pricing structure, menu items, and customer service programs as a means of maintaining its leadership position within the sous vide industry.

RESEARCH & DEVELOPMENT

     For continuing operations, the Company invested $94,000, $95,000 and $67,000 in research and development activities in fiscal years 1995, 1994 and 1993, respectively. The Company invests in development on an ongoing basis in order to maintain the vitality of its product lines and to build sales.

REGULATION

     The Company is subject to various Federal, state and local laws affecting its business, including health, sanitation and safety regulations. The Culinary-U.S. plant operates under USDA supervision over the handling and labeling of its products. The Company believes its operations comply in all material respects with applicable laws and regulations.

     The Company's Norwegian plant meets European Community standards and regulations. The Norwegian product, along with certain raw materials, are subject to import regulations.

EMPLOYEES

     The Company employs approximately 110 people including full-time and part-time workers and corporate staff.

ITEM 2.  PROPERTIES

     The Company leases its offices and its two manufacturing facilities. The Culinary-U.S. plant, located in Alexandria, Virginia, is approximately 50,000 square feet. The Culinary-Norway plant, located in Hjelmeland, Norway, is approximately 20,000 square feet.

     The Company's Norway plant operates under a twenty-year capital lease whereby the Company will own the facility at the end of the lease term.

The Company owns substantially all of the equipment used in its facilities.

     Lease commitments and future minimum lease payments are shown in Note 8 to the Consolidated Financial Statements, which is included in this Form 10-K.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is engaged in ordinary and routine litigation incidental to its business, but management does not believe that any amounts it may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK

     The Company's Common Stock is traded in the over-the-counter market on the NASD National Market System under the symbol VDEF. The following table sets forth for the quarters indicated the high and low sales prices per share as reported on the National Market System:

Year ended June 24, 1995                                                              High            Low
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 4.500        $ 3.375
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.250          3.000
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.375          3.000
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.125          2.875

Year ended June 25, 1994
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 4.625        $ 3.375
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.875          3.375
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5.750          4.125
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.750          3.875

As of September 15, 1995 there were 817 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
                               FIVE YEAR SUMMARY
                    (in thousands, except per share amounts)

                                                        1995       1994        1993        1992       1991
----------------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . . . . . . . .   $ 15,707    $12,786      $9,377     $ 6,147    $ 4,676

Loss from continuing operations . . . . . . . . .       (706)      (476)       (341)     (1,982)    (2,232)

Net income (loss) . . . . . . . . . . . . . . . .         24      7,934         261      (2,105)    (4,022)

Loss from continuing operations per share . . . .       (.05)      (.03)       (.03)       (.15)      (.17)

Net income (loss) per share . . . . . . . . . . .        .00        .58         .02        (.16)      (.30)

Total assets  . . . . . . . . . . . . . . . . . .     29,912     30,964      19,862      20,855     33,434

Long term debt, excluding current maturities  . .      2,247          0           0           0          0

Stockholders' equity  . . . . . . . . . . . . . .     24,482     24,431      16,016      15,755     19,503

Dividends per share . . . . . . . . . . . . . . .         --         --          --        0.12         --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Fiscal year 1995 represents a year in which the Company's operations were dedicated to developing and improving its sous vide food manufacturing business. As part of its strategy to open new markets and reduce its cost of raw materials, the Company established and opened its second plant, in Norway, which is the world's pre-eminent source of salmon. The current year results reflect continued improvement in both sales and earnings for its U.S. operations offset, however, by losses associated with the Norwegian operations. These results, when taken together with investment income and a gain associated with discontinued operations, produced a profitable fiscal year 1995.

SALES AND GROSS MARGINS

         The Company's sales of sous vide products are generally to hotels, airlines, and other food service providers who order through their distributor networks. In fiscal year 1993, the Company's customer base included Marriott hotels along with one airline. In fiscal year 1994, a second national hotel chain, Hyatt hotels, became a significant customer. Total food service sales represented 71% of total net sales, with airline customers representing approximately 17% of total net sales. During fiscal year 1995, the Company's hotel sales amounted to 59% of total net sales, with Hyatt and Marriott representing 32% and 21% of total net sales respectively. As of June 24, 1995, approximately 104 Hyatt and 90 Marriott properties were using sous vide products. The Company has also significantly expanded its sales to the airline industry, now selling to six major airlines.

         The Company expanded its sales within the foodservice market by adding a national health care chain, Unicare, to its customer base. In addition, it also began to sell to the retail market, through the introduction of a specific product line developed for Sam's Club, a division of Wal-Mart Stores, Inc.
This effort began during the fourth quarter of fiscal year 1995, and thus, does not represent any significant volume of sales in fiscal year 1995. The Company believes that its sales to Sam's Club and other retail channels can reach significant levels in the upcoming fiscal year. As a result of the exposure stemming from these two new accounts, the Company has received inquiries from a number of prospective customers. Discussions and recipe development work are currently underway with these prospective customers.

         A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                                                   YEAR ENDED
                                                                                     JUNE 24,       JUNE 25,        JUNE 26,
                                                                                      1995            1994            1993
                                                                                      ----            ----            ----
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  15,707,000       $  12,786,000    $   9,377,000
Gross margin percentage . . . . . . . . . . . . . . . . . . . . . . . . . .             30%                 23%              22%
Loss from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (1,447,000)       $ (1,205,000)    $ (1,172,000)

        Fiscal year 1995 sales increased by 23% over fiscal year 1994 to $15,707,000 from $12,786,000. This increase is attributed to substantial growth within the airline segment. Sales to Hyatt increased during fiscal year 1995, offsetting a decrease of sales to Marriott. During fiscal year 1994, as compared to fiscal year 1993, total sales increased by 36% to $12,786,000 from $9,377,000. This growth is primarily attributable to the expansion of sales to Hyatt and airline customers.

        Gross margin as a percentage of total net sales increased to 30% from 23% in fiscal year 1995 versus fiscal year 1994 due primarily to lower raw material costs during the year along with increased labor productivity. These improvements were offset, somewhat, due to the start-up effects of the Norway plant. Gross margin improved by one percentage point in 1994 versus 1993 due to the benefits associated with higher volume in the Alexandria, Virginia plant. The Company expects the gross margin to further improve as its Norwegian subsidiary builds its sales volume. Over the long term, a further reduction of costs will be realized from the construction of highly efficient mono-product facilities that are closer to the source of that product's raw materials, along with the purchasing leverage created from increased volumes.

        The Company has successfully expanded its product line and manufactures seafood, beef, poultry, vegetable and sauce products packaged in bulk or multiple servings suitable for banquet or larger food service situations as well as single portion packs suitable for restaurant or individual service.

SELLING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES

         A comparison of selling, distribution and general administrative costs follows:

                                                                                                   YEAR ENDED
                                                                                     JUNE 24,       JUNE 25,        JUNE 26,
                                                                                       1995           1994            1993
                                                                                       ----           ----            ----
Selling and distribution costs  . . . . . . . . . . . . . . . . . . . . . . .   $    2,183,000  $   1,344,000   $   1,171,000
General administrative costs  . . . . . . . . . . . . . . . . . . . . . . . .        3,038,000      2,235,000       1,904,000
                                                                                     ---------      ---------       ---------
                                                                                $    5,221,000  $   3,579,000   $   3,075,000
                                                                                     =========      =========       =========

        Selling, distribution and administrative costs increased as a percentage of net sales to 33% from 28%. For fiscal year 1995, these costs increased by 46% as compared to the prior year, to $5,221,000 from $3,579,000. This increase is due to the selling expenses associated with Norway, for which there were few outside sales, additional sales personnel in the United States who are just beginning to generate sales, and residual corporate costs that still are present within the Company, but were partially allocable to the former Restaurant Division in prior years. These costs decreased as a percentage of net sales from 33% to 28% in fiscal year 1994 compared to fiscal year 1993, as the rate of sales growth offset the rate of real dollar growth in this expense category.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization increased by $356,000 to $1,053,000 for fiscal year 1995 versus $697,000 for fiscal year 1994. This increase is attributable to the depreciation associated with the Norway plant. For fiscal year 1994 as compared to fiscal year 1993, depreciation and amortization increased by $79,000 from 1993's level of $618,000.

NONOPERATING INCOME AND EXPENSE

        Investment income consists of returns earned on funds received from the sale of the Restaurant Division together with interest income associated with a $4.9 million collateralized European bank deposit, which earns interest at a rate which the Company believes to be in excess of the prevailing short-term interest rates in the United States.

        Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At June 24, 1995, the Company, through its Norwegian subsidiary, had borrowings of approximately $3.0 million, bearing interest at rates ranging from 7.25% to 10.0%. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year.

PROVISION FOR TAXES

        The provision for income taxes in fiscal year 1995 relates primarily to the difference between fiscal year 1994's estimated income tax accrual for continuing operations and that same year's actual income expense computed during fiscal year 1995. The net effect of a variety of timing differences for fiscal year 1994 resulted in additional income, and therefore, additional income tax. The impact of this difference is reflected in the current year's operating results.

        In fiscal year 1994, the gain generated by the sale of the Restaurant Division resulted in the Company fully utilizing its available net operating loss tax carryforwards of approximately $2.3 million. As part of the accounting for the sale of the former Restaurant Division, income taxes were allocated between results from continuing operations, loss from discontinued operations and the gain on sale of discontinued operations based on the taxable income or loss of each component. As a result, $116,000 was recorded as a tax benefit from continuing operations. In addition, a tax benefit of $687,000 and a tax provision of $4,438,000 were recorded against discontinued operations and gain on disposal of discontinued operations, respectively, which amounts to a total net tax provision of $3,635,000 charged against fiscal year 1994 earnings.

        Because of the Company's operating losses, no net provision for income taxes was recorded in fiscal year 1993. In fiscal year 1993, a tax benefit of $135,000 was recorded against the loss from continuing operations, a provision of $258,000 was recorded against income from discontinued operations, and an extraordinary gain of $123,000 related to the use of net operating loss carryforwards fully offset the net income tax provision.

DISCONTINUED OPERATIONS

        (Loss) income from discontinued operations reflects the operating results attributable to the operations of the former Restaurant Division, net of income tax effects, in fiscal years 1995, 1994, and 1993. The loss for fiscal year 1994 also includes the estimated costs to settle a recent claim by the Environmental Protection Agency related to the former Bakery Division (which was sold in 1991) of $250,000.

        Gain from discontinued operations for the current year relates to the reduction of reserves previously established for the former Restaurant Division. In the third quarter of fiscal year 1995, the Company reduced its reserves by $213,000, and by an additional $517,000 in the fourth quarter. These reductions were possible due to the expiration of certain contingent liabilities.

        The gain on the sale of the Restaurant Division in fiscal year 1994 is net of income taxes of $4.4 million. Net proceeds on the sale amounted to $17.6 million, after transaction and related direct disposal costs of approximately $2.8 million. In addition, Yamazaki assumed certain outstanding liabilities of the Division.

IMPACT OF INFLATION AND THE ECONOMY

        Inflation has from time to time had a material impact on the Company's expenses. Inflation in labor and ingredient costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to, but generally higher than the federal minimum rates.

        The Company's sales pricing structure allows for the fluctuation of raw material prices. As a result, market price variations do not significantly affect the gross margin realized on product sales. Customer sensitivity to price changes can influence the overall sales of individual products.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has experienced a decline in its liquidity over the past year. The combined total of the cash and short-term investment balances was $14,210,000 and $17,887,000 at June 24, 1995 and June 25, 1994, respectively.
Additionally, the Company held investments of $2,025,000 and $5,050,000 at June 24, 1995 and June 25, 1994, respectively, with maturities greater than one year. In addition, the Company holds one preferred stock investment of $500,000 at June 24, 1995. This decrease in liquidity is a direct result of the increased working capital requirements for the Company along with an increase in the Notes Receivable to a related party.

        Cash used by operations amounted to $6,056,000 and $990,000 in fiscal years 1995 and 1994 respectively, as compared to cash provided of $1,513,000 for fiscal year 1993. The use of cash in fiscal year 1995 resulted primarily from the payment of income taxes related to the sale of the former Restaurant Division, along with increases in inventory, receivables, and notes receivable. The use of cash in fiscal year 1994 resulted primarily from increases in inventory and receivables relating to increased sales volumes, as well as income tax payments. Fiscal year 1993 cash generated by operations primarily reflects the receipt of a $1,500,000 income tax refund. Cash in the amount of $1,095,000 was provided by investing activities, representing a decrease in investments needed to finance capital expenditures of $1,490,000 and increases in inventories and receivables. Cash in the amount of $7,487,000 was generated by investing activities in fiscal year 1994, including $17,600,000 of cash generated from the sale of the Restaurant Division, which was partially offset by cash expenditures totaling $3,117,000 for property additions for both continuing and discontinuing operations. Fiscal year 1995's investments in capital projects included, approximately $400,000 to complete construction of the Norway plant, $250,000 for a new packaging line at the Alexandria, Virginia facility and approximately $450,000 for other equipment at Alexandria. Fiscal year 1996 equipment costs of approximately $900,000 are expected for the Alexandria facility with less than $100,000 expected for the Norway facility. Cash in the amount of $1,344,000 was generated by financing activities, representing the debt acquired by the Norway subsidiary, offset by $890,000 in repayments. Cash in the amount of $448,000 was generated through the exercise of stock options during fiscal year 1994, while no financing activities took place during fiscal year 1993.

        The Company continues to evaluate the possibility of establishing additional production facilities in order to increase efficiencies. One such way would be to produce sous vide products closer to the source of supply and as a means to enter new markets. The cost of such facilities ranges from approximately $1,000,000 to $5,000,000, depending upon the nature of the product and the production volume desired. Local governments may provide subsidies and other assistance in connection with such facilities. It is possible that the Company may use some of its cash resources to fund these efforts.

        The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of June 24, 1995, $603,000 was outstanding under this overdraft facility. Subsequent to year-end, the subsidiary reduced its overdraft facility balance, and can borrow up to $600,000 under this commitment.

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

FUTURE PROSPECTS

In fiscal 1996 the Company intends to build upon the broader sales base established in fiscal 1995. While modest growth is expected in sales to the hotel industry, the Company believes that double-digit sales growth is possible within the airline industry, and anticipates substantial sales gains in the health care and retail segments. The Company will continue to explore and develop its emerging markets and formats that show promise of generating significant sous vide sales. Although the course of the European business is difficult to forecast, it is management's expectation that its Norwegian operations will reduce its losses substantially in fiscal 1996. If so, the Company will move towards, and may attain, overall operating profitability during the coming year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is included at Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required under this Item 10 with respect to directors and nominees for director is shown in the Proxy Statement to be filed under Regulation 14A, under the caption "Election of Directors", and such information is incorporated herein by reference.

                               EXECUTIVE OFFICERS

        The following list and narrative sets forth the name and age of each present executive officer of the Company who is not also a director or director nominee, all positions held by the person with the Company, the year in which the person first became an officer, and the principal occupations of each person during the past five years.

NAME                   AGE    OFFICE HELD WITH COMPANY                                  SINCE
----                   ---    ------------------------                                  -----
Alan V. Esenstad        37    Vice President, Finance; Chief Financial Officer;          1991
                              Secretary and Treasurer.                                   1992

Arthur J. Stouffs       52    Vice President, Culinary Sales.                            1990

        Mr. Esenstad was appointed to the position of Vice President, Finance, Secretary and Treasurer in June 1992. He was previously appointed Chief Financial Officer and Director of Finance and Accounting in July 1991. He served as Controller of Vie de France Corporation from July 1989 to June 1991. He was Director of Accounting for the Company's former Bakery Division from July 1988 to June 1989. He came to the Company in August 1987 as the Manager of Cost and Financial Analysis for the Bakery Division and worked in that position until June 1988. Prior to joining the Company, Mr. Esenstad was a Financial Manager for Martin Marietta Corporation from 1983 to July 1987. Mr. Esenstad is a Certified Public Accountant and holds a MBA degree in finance.

        Mr. Stouffs has served in the capacity of Vice President of Culinary Sales since 1990, and was appointed an officer of the Company in 1994. Previously Mr. Stouffs held various positions in the Company's former Bakery Division including Director of Operations and Director of Sales - National Accounts from 1980 through 1990.


ITEM 11. EXECUTIVE COMPENSATION

        The information required under this Item 11 is shown in the Proxy Statement to be filed under Regulation 14A, under the caption "Executive Compensation", and such information, except for the information required by
Item 402(k) and Item 402(l) of Regulation S-K, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required under this Item 12 is shown in the Proxy Statement to be filed under Regulation 14A, under the caption "Voting Securities and Principal Holders Thereof", and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required under this Item 13 is shown in the Proxy Statement to be filed under Regulation 14A, under the caption "Certain Transactions", and such information is incorporated herein by reference.

                                                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Index to Financial Statements

                                                                                                        Page
                                                                                                        ----
   (1)   Financial Statements:

         Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-1

         Consolidated Balance Sheets - June 24, 1995 and June 25, 1994 . . . . . . . . . . . . . .      F-2

         Consolidated Statements of Operations - Fiscal Years Ended
            June 24, 1995, June 25, 1994, and June 26, 1993  . . . . . . . . . . . . . . . . . . .      F-3

         Consolidated Statements of Changes in Stockholders' Equity - Fiscal
            Years Ended June 24, 1995, June 25, 1994, and June 26, 1993  . . . . . . . . . . . . .      F-4

         Consolidated Statements of Cash Flows - Fiscal Years Ended
            June 24, 1995, June 25, 1994 and June 26, 1993 . . . . . . . . . . . . . . . . . . . .      F-5

         Notes to Consolidated Financial Statements - June 24, 1995  . . . . . . . . . . . . . . .      F-6


   (2)   Financial Statement Schedules:

         Schedule  I--Marketable Securities and Other Investments  . . . . . . . . . . . . . . . .      F-16

         Schedule II--Amounts Receivable from Related Parties  . . . . . . . . . . . . . . . . . .      F-17

         Schedule V--Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . .      F-18

         Schedule VI--Accumulated Depreciation and Amortization of
            Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-19

         Schedule VIII--Valuation and Qualifying Accounts and Reserves . . . . . . . . . . . . . .      F-20

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)       Exhibits:

          The following exhibits are incorporated in this report by reference from identically numbered exhibits to the Company's Amendment to its Annual Report for the year ended June 27, 1992 on Form 8 dated February 26, 1993:

            Exhibit
              No.             Description of Exhibit
            ------            ----------------------
              3-A             The Certificate of Incorporation of the Company,
                              as amended to date.

              3-B             The By-Laws of the Company, as amended to date.

          The following exhibits are incorporated in this report by reference from an identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended June 29, 1991:

             10.46 The Company's Proxy Statement for a Special Meeting of Stockholders, dated June 7, 1991, together with a conformed copy of the Asset Purchase Agreement between Vie de France Corporation and Vie de France Bakery Yamazaki, Inc. dated May 7, 1991.

          The following exhibits are incorporated in this report by reference from the Company's two Registration Statements on Form S-8, dated April 5, 1993:

             10.52            The Company's 1986 Stock Option Plan, as amended.

             10.53            The Company's 1992 Stock Option Plan.

          The following exhibits are incorporated in this report by reference from an identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended June 25, 1994:

             10.54 The Company's Proxy Statement for a Special Meeting of Stockholders, dated April 28, 1994, together with a conformed copy of the Asset Purchase Agreement between Vie de France Corporation and Vie de France Bakery Yamazaki, Inc. dated March 4, 1994.

             10.55 Lease dated March 30, 1989 and as amended, between the Company and Duke-Shirley Industrial Development, LP, with respect to the lease of property at 4106 Wheeler Avenue, Alexandria VA.

             10.56 Management contract between the Company and Food Investors Corporation dated October 27, 1993, with respect to payment in reimbursement of expenses and other costs incurred by Food Investors Corporation on the behalf of the Company.

             10.57 Letter of intent, dated August 2, 1994, between the Company's Norwegian subsidiary, Vie de
                              France Norway AS and Hjelmeland Municipality, Norway, with respect to the lease of the property at Hjelmeland Municipality.

          The following exhibits are filed as exhibits to this report in the indicated sections.

             10.58 Fourth and Fifth Amendments, dated January 30, 1995 and April 7, 1995, respectively, to lease dated March 30, 1989 between the Company and Duke-Shirley Industrial Development, LP, with respect to the lease of property at 4106 Wheeler Avenue, Alexandria VA.

             10.59 Lease dated February 24, 1995 between the Company and Hjelmeland Municipality with respect to the lease of property at Hjelmeland, Norway.

             10.60 Management contract between the Company and Food Investors Corporation dated July 31, 1995, with respect to payment in reimbursement of expenses and other costs incurred by Food Investors Corporation on the behalf of the Company.

             10.61 Loan agreement dated October 18, 1993 between Vie de France Norway AS, a wholly-owned subsidiary of Vie de France Corporation and Den norske Bank, and related documents, with respect to borrowings made by the subsidiary.

              23              Consent of Independent Accountants.

              27              Financial Data Schedule

(b)       Reports on Form 8-K:

             None

(c)       Exhibits:

          Exhibits required to be filed in response to this paragraph of Item 14 are listed above in subparagraph (a)(3).


(d)       Financial Statement Schedules:

          Schedules and reports thereon by independent accountants required to be filed in response to this paragraph of Item 14 are listed in Item 14(a)(2).

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                 VIE de FRANCE CORPORATION
                                                 (Registrant)


                                                 By:  /s/ Stanislas Vilgrain
                                                     ------------------------
                                                 Stanislas Vilgrain
                                                 President
                                                 and Chief Executive Officer
                                                 (Principal Executive Officer)

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           Signature                                        Title                               Date
----------------------------------             -------------------------------        -------------------------
    /s/ Jean-Louis Vilgrain                    Chairman of the Board                  September 22, 1995
----------------------------------                                                    -------------------------
    Jean-Louis Vilgrain

    /s/ Stanislas Vilgrain                     President,                             September 22, 1995
----------------------------------             Chief Executive Officer                -------------------------
    Stanislas Vilgrain

    /s/ Richard M. Tolbert                     Director                               September 22, 1995
----------------------------------                                                    -------------------------
    Richard M. Tolbert

    /s/ Bruno Goussault                        Director                               September 22, 1995
----------------------------------                                                    -------------------------
    Bruno Goussault

                                               Director
----------------------------------                                                    -------------------------
    Alexandre Vilgrain

    /s/ Alan V. Esenstad                       Chief Financial Officer                September 22, 1995
----------------------------------      (Principal Financial and Accounting Official) -------------------------
    Alan V. Esenstad


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Vie de France Corporation

In our opinion, the consolidated financial statements listed in the index appearing under items 14(a)(1) and (2) present fairly, in all material respects, the financial position of Vie de France Corporation and its subsidiaries at June 24, 1995 and June 25, 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 24, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP

Washington, D.C.
August 25, 1995

                          VIE DE FRANCE CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                                                                  JUNE 24,         JUNE 25,
                                                                                                    1995             1994
                                                                                               -------------     --------------
ASSETS
Current assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  5,314,380      $  8,931,476
  Short-term investment, related party  . . . . . . . . . . . . . . . . . . . . . . . . .           4,900,000         4,900,000
  Investments, current  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,995,298         4,055,365
  Accounts receivable trade, less allowance for
    doubtful accounts of $5,000 and $2,000  . . . . . . . . . . . . . . . . . . . . . . .           1,645,741         1,413,675
  Inventory   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,349,798         1,403,051
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             118,990           181,473
  Current portion of notes receivable, related party  . . . . . . . . . . . . . . . . . .           1,551,438           525,076
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             688,646           452,939
                                                                                                   ----------        ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,564,291        21,863,055

Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,025,258         5,050,388
Fixed assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,970,945         3,812,195
Note receivable, related party  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             516,646
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             834,371           238,697
                                                                                                   ----------        ----------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 29,911,511      $ 30,964,335
                                                                                                   ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,486,035      $  1,418,963
  Accrued payroll and related liabilities . . . . . . . . . . . . . . . . . . . . . . . .             517,773           622,166
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .             734,368
  Reserves for store closings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             194,900           533,832
  Other accrued taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             147,838           727,960
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             101,989         3,230,280
                                                                                                   ----------        ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,182,903         6,533,201

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,247,048
                                                                                                   ----------        ----------
    Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,429,951         6,533,201
                                                                                                   ----------        ----------
Stockholders' equity
  Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,034,620 and 14,008,370 shares issued and
    13,778,543 and 13,752,293 shares outstanding  . . . . . . . . . . . . . . . . . . . .             140,346           140,084
  Class B stock - $.01 par value, 175,000 shares authorized,
    none issued   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,269,214        21,219,416
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,502,775         4,478,575
  Less cost of 256,077 shares held in treasury  . . . . . . . . . . . . . . . . . . . . .          (1,439,844)       (1,439,844)
    Translation adjustment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,069            32,903
                                                                                                   ----------        ----------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24,481,560        24,431,134
                                                                                                   ----------        ----------
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

    Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . . . . . .        $ 29,911,511      $ 30,964,335
                                                                                                   ==========        ==========


See accompanying notes to consolidated financial statements.

                          VIE DE FRANCE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                   YEAR ENDED
                                                                                   -------------------------------------------
                                                                                     JUNE 24,       JUNE 25,        JUNE 26,
                                                                                       1995           1994            1993
                                                                                  -------------  --------------  -------------

Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 15,706,949   $ 12,785,517    $  9,377,125

Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,046,221      9,830,243       7,297,668
                                                                                    -----------     ----------     -----------
    Gross margin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,660,728      2,955,274       2,079,457

Selling and administrative expenses . . . . . . . . . . . . . . . . . . . . .         5,220,961      3,579,452       3,074,921
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .         1,052,632        697,204         617,650
Other income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (166,238)      (116,452)       (441,541)
                                                                                    -----------     ----------     -----------
    Loss from operations  . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,446,627)    (1,204,930)     (1,171,573)
                                                                                    -----------     ----------     -----------

Nonoperating income
    Investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,255,793        616,279         697,376
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (192,482)        (3,183)         (1,713)
    Foreign exchange loss, net  . . . . . . . . . . . . . . . . . . . . . . .           (15,733)
                                                                                    -----------     ----------     -----------
        Net nonoperating income . . . . . . . . . . . . . . . . . . . . . . .         1,047,578        613,096         695,663
                                                                                    -----------     ----------     -----------
Loss from continuing operations before income taxes
    and extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . .          (399,049)      (591,834)       (475,910)
Income tax (provision) benefit  . . . . . . . . . . . . . . . . . . . . . . .          (306,751)       116,000         135,000
                                                                                    -----------     ----------     -----------

Loss from continuing operations before extraordinary item . . . . . . . . . .          (705,800)      (475,834)       (340,910)
                                                                                    -----------     ----------     -----------

Discontinued operations, net of taxes
    (Loss) income from discontinued operations  . . . . . . . . . . . . . . .                         (813,365)        478,889
    Gain on sale of discontinued operations . . . . . . . . . . . . . . . . .           730,000      9,223,466
                                                                                    -----------     ----------     -----------
Income from discontinued operations . . . . . . . . . . . . . . . . . . . . .           730,000      8,410,101         478,889
                                                                                    -----------     ----------     -----------
Income before extraordinary item  . . . . . . . . . . . . . . . . . . . . . .            24,200      7,934,267         137,979

Extraordinary item, use of net operating loss carryforwards . . . . . . . . .                                          123,000
                                                                                    -----------     ----------     -----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     24,200   $  7,934,267    $    260,979
                                                                                    ===========     ==========     ===========

Earnings per common share:
    Continuing operations before extraordinary item . . . . . . . . . . . . .      $      (0.05)  $      (0.03)   $      (0.03)
    Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . .              0.05           0.61            0.04
    Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . . . .                                             0.01
                                                                                    -----------     ----------     -----------

Earnings per common share . . . . . . . . . . . . . . . . . . . . . . . . . .      $       0.00   $       0.58    $       0.02
                                                                                    ===========     ==========     ===========


Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . .        13,767,852     13,676,762      13,567,793


See accompanying notes to consolidated financial statements.

                           VIE DE FRANCE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                        Total
                                                      Additional       Retained                                         Stock-
                                             Par        Paid-In        Earnings          Treasury       Translation     holders'
                                            Value       Capital        (Deficit)           Stock        Adjustment       Equity
                                        ----------   -------------  --------------     -------------   ------------ --------------
Balance, June 27, 1992                  $  138,239   $  20,773,182  $  (3,716,671)     $  (1,439,844)                $  15,754,906
  1993 net income                                                         260,979                                          260,979
                                           -------      ----------     ----------         ----------     ----------     ----------
Balance, June 26, 1993                     138,239      20,773,182     (3,455,692)        (1,439,844)                   16,015,885

  Stock options exercised                    1,845         446,234                                                         448,079
  1994 net income                                                       7,934,267                                        7,934,267
  Translation adjustment                                                                                $    32,903         32,903
                                           -------      ----------     ----------         ----------     ----------    -----------
Balance, June 25, 1994                     140,084      21,219,416      4,478,575         (1,439,844)        32,903     24,431,134

  Stock options exercised                      262          49,798                                                          50,060
  1995 net income                                                          24,200                                           24,200
  Translation adjustment                                                                                    (23,834)       (23,834)
                                           -------      ----------     ----------         ----------    -----------    -----------
Balance, June 24, 1995                  $  140,346    $ 21,269,214  $   4,502,775      $  (1,439,844)  $      9,069   $ 24,481,560
                                           =======      ==========     ==========         ==========    ===========    ===========


See accompanying notes to consolidated financial statements.

                          VIE DE FRANCE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   YEAR ENDED
                                                                                  --------------------------------------------
                                                                                     JUNE 24,       JUNE 25,        JUNE 26,
                                                                                       1995           1994            1993
                                                                                  -------------  --------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    24,200  $  7,934,267     $   260,979
Adjustments to reconcile net income to
      net cash (used) provided by operating activities:
         Gain on sale of discontinued operations  . . . . . . . . . . . . . .           (730,000)   (9,717,013)
         Depreciation and amortization, including
           discontinued operations  . . . . . . . . . . . . . . . . . . . . .          1,052,632     1,738,344       1,601,691
         Gain on disposal of fixed assets   . . . . . . . . . . . . . . . . .                           (9,032)        (66,610)
         Change in translation adjustment   . . . . . . . . . . . . . . . . .            (23,834)       32,903
         Changes in assets and liabilities, net of
          effects of discontinued operations:
           (Increase) decrease in accounts receivable trade, net  . . . . . .           (232,066)     (686,992)          9,631
           Increase in inventory  . . . . . . . . . . . . . . . . . . . . . .           (946,747)     (355,577)       (177,150)
           Decrease (increase) in prepaid expenses  . . . . . . . . . . . . .             62,483       131,774        (191,159)
           (Increase) decrease in notes receivable, related party   . . . . .         (1,543,008)      323,275        (325,798)
           Change in other assets, net  . . . . . . . . . . . . . . . . . . .           (365,008)     (154,740)        (18,100)
           Increase (decrease) in accounts payable
             and accrued expenses   . . . . . . . . . . . . . . . . . . . . .            362,072        38,895        (359,345)
           Decrease in accrued payroll and related liabilities  . . . . . . .            (44,393)     (213,588)       (737,208)
           Decrease in reserve for store closings   . . . . . . . . . . . . .           (306,683)
           (Decrease) increase in other accrued taxes   . . . . . . . . . . .           (237,371)      316,733         (26,748)
           Change in income taxes, net  . . . . . . . . . . . . . . . . . . .         (3,128,291)     (368,895)      1,542,526
                                                                                      ----------     ---------       ---------
         Net cash (used) provided by operating activities   . . . . . . . . .         (6,056,014)     (989,646)      1,512,709
                                                                                      ----------     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale (purchase) of investments, net   . . . . . . . . . . . . . . . . .          3,085,197    (7,105,753)
      Investment in preferred stock   . . . . . . . . . . . . . . . . . . . .           (500,000)
      Proceeds from sale of  discontinued operations,
        net of transaction costs  . . . . . . . . . . . . . . . . . . . . . .                       17,625,294
      Restaurant dispositions   . . . . . . . . . . . . . . . . . . . . . . .                           64,046        (114,728)
      Proceeds on disposal of fixed assets  . . . . . . . . . . . . . . . . .                           19,683         111,368
      Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .         (1,489,912)   (3,116,670)       (898,545)
                                                                                     -----------    ----------       ---------
           Net cash provided (used) by investing activities   . . . . . . . .          1,095,285     7,486,600        (901,905)
                                                                                     -----------    ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Additions to debt   . . . . . . . . . . . . . . . . . . . . . . . . . .          2,183,995
      Reductions of debt  . . . . . . . . . . . . . . . . . . . . . . . . . .           (890,422)
      Proceeds from issuance of stock   . . . . . . . . . . . . . . . . . . .             50,060       448,079
                                                                                     -----------    ----------       ---------
         Net cash provided by financing activities  . . . . . . . . . . . . .          1,343,633       448,079
                                                                                     -----------    ----------       ---------

         Net (decrease) increase in cash and cash equivalents   . . . . . . .         (3,617,096)    6,945,033         610,804
         Cash and cash equivalents, beginning of period . . . . . . . . . . .          8,931,476     1,986,443       1,375,639
                                                                                     -----------    ----------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .      $   5,314,380  $  8,931,476    $  1,986,443
                                                                                     ===========    ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     152,640  $          0    $          0
      Income taxes, net   . . . . . . . . . . . . . . . . . . . . . . . . . .          3,485,762       317,754      (1,542,526)

Non-cash activities:
      Facility purchased under capital lease    . . . . . . . . . . . . . . .      $   1,687,843

See accompanying notes to consolidated financial statements.

                           VIE DE FRANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The financial statements include the consolidated accounts of Vie de France Corporation and its subsidiaries (collectively "the Company"). All significant intercompany transactions have been eliminated in the financial statements.


Fiscal Year

     The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. Fiscal years 1995, 1994 and 1993 contained 52 weeks.


Revenue Recognition

     The Company recognizes revenue at the time products are shipped to customers.


Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with an original maturity of three months or less.


Investments

     Effective June 25, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which expands the use of fair value accounting for those securities, but retains the use of the amortized cost method for investments in debt securities which management has the positive intent and ability to hold to maturity. The Company has segregated its investments into the following two categories:

     Held-to-Maturity

     Securities held-to-maturity, for which management has both the ability and intent to hold to maturity, are carried at amortized cost.

     Available for Sale

     Securities available for sale include securities which could be sold in response to changes in interest rates or general liquidity needs. Such securities are carried at fair value with unrealized gains or losses recorded as a separate component of equity.

Inventory

     Inventories are valued at the lower of cost, determined by the first-in,
first-out method, or market.   A reserve has been provided for obsolete or
unsalable items.

     Inventory consisted of:

                                                                                JUNE 24,          JUNE 25,
                                                                                  1995              1994
                                                                          -----------------  -----------------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        193,000   $        184,000
Frozen product & other finished goods . . . . . . . . . . . . . . . . .          1,975,000          1,204,000
Packing materials & supplies  . . . . . . . . . . . . . . . . . . . . .            227,000            112,000
                                                                           ---------------    ---------------
                                                                                 2,395,000          1,500,000
Less obsolescence reserve . . . . . . . . . . . . . . . . . . . . . . .            (45,000)           (97,000)
                                                                           ---------------    ---------------

                                                                          $      2,350,000   $      1,403,000
                                                                           ===============    ===============

Fixed Assets

     Machinery, equipment, furniture and fixtures are depreciated using the straight-line method over estimated useful lives which range from two to eight years. Leasehold improvements are amortized using the straight-line method over the terms of the leases which range from four to twenty years.

     Expenditures for maintenance and repairs are charged to expense, and renewals and improvements are capitalized. For continuing operations, maintenance and repairs charged to expense amounted to $373,000 in 1995, $313,000 in 1994 and $172,000 in 1993.

     The components of fixed assets were as follows:

                                                                                JUNE 24,          JUNE 25,
                                                                                  1995              1994
                                                                          -----------------  -----------------
Machinery & equipment . . . . . . . . . . . . . . . . . . . . . . . . .   $      5,276,000   $      3,424,000
Furniture & fixtures  . . . . . . . . . . . . . . . . . . . . . . . . .            181,000            164,000
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . .          2,211,000          1,976,000
Building under capital lease  . . . . . . . . . . . . . . . . . . . . .          1,691,000
Construction in progress  . . . . . . . . . . . . . . . . . . . . . . .             82,000            706,000
                                                                           ---------------    ---------------
                                                                                 9,441,000          6,270,000
Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .         (3,470,000)        (2,458,000)
                                                                           ---------------    ---------------

                                                                          $      5,971,000   $      3,812,000
                                                                           ===============    ===============

Income Taxes

     The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred income taxes are provided in recognition of these temporary differences.

     As of the beginning of fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income
Taxes".   The cumulative effect of adopting SFAS 109 was insignificant as of
June 27, 1993 since the resulting deferred tax asset was fully offset by a valuation allowance.

Earnings Per Share

     Net income per share is computed on the basis of the weighted average number of shares of stock and dilutive stock outstanding during each period.

Foreign Currency Translation

     The statement of operations of the Company's Norwegian subsidiary (the "Subsidiary") has been translated to U.S. dollars using the average currency exchange rates in effect during the year. The Subsidiary's balance sheet has been translated using the currency exchange rate as of the end of the fiscal year. The impact of currency exchange rate changes on the translation of the Subsidiary's balance sheet has been charged directly to stockholders' equity.

NOTE 2 - INVESTMENTS

     The Company's investments consisted of:

                                                                         JUNE 24,                          JUNE 25,
                                                                           1995                              1994
                                                              --------------------------------  -------------------------------

                                                                       Cost         Fair Value         Cost          Fair Value
                                                                    ---------       ----------       --------        ----------
European bank deposit . . . . . . . . . . . . . . . . . .     $     4,900,000  $     4,900,000  $    4,900,000  $     4,900,000
U.S. Government and agencies  . . . . . . . . . . . . . .           4,025,000        4,027,000       5,985,000        5,961,000
Corporate debt          . . . . . . . . . . . . . . . . .           1,995,000        1,998,000       3,004,000        2,992,000
Fixed income mutual fund  . . . . . . . . . . . . . . . .                                              117,000          117,000
                                                               --------------   --------------   -------------    -------------
          Total investments . . . . . . . . . . . . . . .          10,920,000       10,925,000      14,006,000       13,970,000
Less non-current portion  . . . . . . . . . . . . . . . .           2,025,000        2,030,000       5,050,000        5,017,000
                                                               ---------------  ---------------  --------------   -------------
          Current portion . . . . . . . . . . . . . . . .     $     8,895,000  $     8,895,000  $     8,956,000  $    8,953,000
                                                               ==============   ==============   ==============   =============

     The Company's short-term investment portfolio includes a European bank deposit of $4.9 million at June 24, 1995, which is pledged as collateral in connection with a loan made to a related party. The deposit is carried at cost which approximates market at June 24, 1995 and June 25, 1994.

     The U.S. Government and agencies and corporate debt securities have stated maturities within one year of $3,995,000 and $3,938,000 as of June 24, 1995 and June 25, 1994, respectively. These securities have stated maturities greater than one year of $2,025,000 and $5,050,000 as of June 24, 1995 and June 25, 1994, respectively. These investments were classified as held-to-maturity in accordance with SFAS 115 at June 24, 1995 and June 25, 1994.

     The Company classified the fixed income mutual fund as available for sale at June 25, 1994 in accordance with SFAS 115. The fair market value of the mutual fund at June 25, 1994 approximated cost, and accordingly, there was no impact on stockholders' equity.

     In addition to the above investments, during fiscal year 1995 the Company made a $500,000 investment in a start-up entity devoted to the development of a chain of frozen food retail outlets. This investment has been classified in Other assets. Subsequent to year-end, the Company approved a second $500,000 investment in this entity.

NOTE 3 - INCOME TAXES

     The sources of income before income taxes consisted of the following:

                                                                                               YEAR ENDED
                                                                        ---------------------------------------------------------
                                                                            JUNE 24,            JUNE 25,             JUNE 26,
                                                                              1995                1994                 1993
                                                                        ----------------     ---------------     ----------------
Domestic  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     1,142,000      $   11,773,000      $       261,000
Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (811,000)           (204,000)
                                                                              ---------          ----------             --------

      Total . . . . . . . . . . . . . . . . . . . . . . . . . . .       $       331,000      $   11,569,000      $       261,000
                                                                              =========          ==========             ========

The Company's income before income taxes consisted of the following:

                                                                                               YEAR ENDED
                                                                        ---------------------------------------------------------
                                                                            JUNE 24,            JUNE 25,             JUNE 26,
                                                                              1995                1994                 1993
                                                                        ----------------     ---------------     ----------------
Continuing operations . . . . . . . . . . . . . . . . . . . . . .       $      (399,000)     $     (592,000)     $      (476,000)
Discontinued operations . . . . . . . . . . . . . . . . . . . . .               730,000          12,161,000              737,000
                                                                               --------          ----------             --------

      Total . . . . . . . . . . . . . . . . . . . . . . . . . . .       $       331,000      $   11,569,000      $       261,000
                                                                               ========          ==========              =======

     The composition of the provision for income taxes was:

                                                                                               YEAR ENDED
                                                                        ---------------------------------------------------------
                                                                            JUNE 24,            JUNE 25,             JUNE 26,
                                                                              1995                1994                 1993
                                                                        ----------------     ---------------     ----------------
Current:
      Federal . . . . . . . . . . . . . . . . . . . . . . . . . .       $       285,000      $    3,003,000      $       103,000
      State . . . . . . . . . . . . . . . . . . . . . . . . . . .                22,000             632,000               20,000
                                                                           ------------         -----------         ------------

Total provision for income taxes  . . . . . . . . . . . . . . . .       $       307,000      $    3,635,000      $       123,000
                                                                           ============         ===========         ============

The provision for income taxes for fiscal years 1995 and 1994 has been presented in the consolidated statements of income as continuing operations and discontinued operations as follows:



                                                                                                    JUNE 24,        JUNE 25,
                                                                                                      1995            1994
                                                                                                 -------------- --------------
Continuing operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     307,000   $     (116,000)
                                                                                                     -------        ---------
Discontinued operations:
        Loss  from discontinued operations  . . . . . . . . . . . . . . . . . . . . . . .                            (687,000)
        Gain on sale of discontinued operations . . . . . . . . . . . . . . . . . . . . .                           4,438,000
                                                                                                    --------        ---------
        Income from discontinued operations . . . . . . . . . . . . . . . . . . . . . . .                           3,751,000
                                                                                                    --------        ---------

Total provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     307,000   $    3,635,000
                                                                                                    ========        =========

     The taxable gain recorded in fiscal year 1994 on the sale of discontinued operations was reduced by the Company's available operating loss carryforwards by $2,349,000. As a result, as of June 25, 1994 the Company had no available unused net operating loss carryforwards.

     The differences between amounts computed by applying the statutory federal income tax rates to income from continuing operations and the total income tax provision applicable to continuing operations were as follows:

                                                                                                   YEAR ENDED
                                                                                  --------------------------------------------
                                                                                     JUNE 24,       JUNE 25,        JUNE 26,
                                                                                       1995           1994            1993
                                                                                  -------------  -------------- --------------
Federal tax benefit at statutory rates  . . . . . . . . . . . . . . . . . . .     $   (136,000)  $    (201,000) $    (162,000)
Loss from foreign operations  . . . . . . . . . . . . . . . . . . . . . . . .          252,000          69,000
Non-deductible items    . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,000          20,000         21,000
Period effect of valuation allowance  . . . . . . . . . . . . . . . . . . . .          156,000
State income taxes, net . . . . . . . . . . . . . . . . . . . . . . . . . . .           38,000           7,000          6,000
Other, net              . . . . . . . . . . . . . . . . . . . . . . . . . . .           (8,000)        (11,000)
                                                                                   -----------    ------------   ------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    307,000   $    (116,000) $    (135,000)
                                                                                   ===========    ============   ============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at June 24, 1995 are fully offset by a valuation allowance of approximately $602,000 due to uncertainties surrounding the ultimate realizability of the assets.

The significant components of deferred tax assets as of June 24, 1995 were as follows:

Deferred tax assets:
       Gain on sale of discontinued operations  . . . . . . . . . . . .      $    67,000
       Unit closings  . . . . . . . . . . . . . . . . . . . . . . . . .           55,000
       Reserve for EPA claim  . . . . . . . . . . . . . . . . . . . . .           84,000
       Inventory adjustment . . . . . . . . . . . . . . . . . . . . . .          228,000
       Other accrued taxes  . . . . . . . . . . . . . . . . . . . . . .           58,000
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          110,000
                                                                                 -------
       Total deferred tax assets  . . . . . . . . . . . . . . . . . . .          602,000

Less valuation allowance  . . . . . . . . . . . . . . . . . . . . . . .         (602,000)
                                                                                 -------

       Net deferred tax asset . . . . . . . . . . . . . . . . . . . . .      $         0
                                                                                 =======

NOTE 4 - DISCONTINUED OPERATIONS

     During the third and fourth quarters of fiscal year 1995, the Company reduced its reserves related to the sale of the former Restaurant Division. This reduction was possible due to the expiration of certain contingent liabilities.

     In March 1994, the Board of Directors of the Company approved the sale of substantially all of the net assets of the Restaurant Division pursuant to an asset purchase agreement entered into with Vie de France Bakery Yamazaki, Inc., a subsidiary of Yamazaki Baking Company, Ltd., a Japanese company. Effective May 25, 1994, the Company completed the sale for approximately $20.4 million in cash, which resulted in a gain of approximately $9.2 million, net of income taxes of $4.4 million. The gain on sale of discontinued operations is stated net of operating pre-tax losses from March 4, 1994 to the sale date of May 25, 1994 of approximately $469,000.

     Operating results of the Restaurant Division for fiscal year 1994 up to the measurement date of March 4, 1994 consisted of a pre-tax loss of approximately $1,250,000 which is reported in the Consolidated Statements of Operations under the caption "(Loss) income from discontinued operations."
Also reported under the caption "(Loss) income from discontinued operations" are $250,000 in additional expenses associated with a claim made in 1994 by the U.S. Environmental Protection Agency relating to an ammonia leak at one of the Company's former bakery locations which was reported as a discontinued operation in 1991.



                                                                                                YEAR ENDED
                                                                              -------------------------------------------------
                                                                                 JUNE 24,        JUNE 25,          JUNE 26,
                                                                                   1995            1994              1993
                                                                              ---------------  ----------------  --------------
Net sales - Restaurant Division . . . . . . . . . . . . . . . . . . . . .     $                $    24,604,000   $   28,628,000
                                                                                 ===========        ==========       ==========

Income (loss) from discontinued operations, before
   income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      730,000   $    (1,500,000)  $      737,000
Tax benefit (provision) . . . . . . . . . . . . . . . . . . . . . . . . .                              687,000         (258,000)
                                                                                 -----------        ----------      -----------
Income (loss) from discontinued operations  . . . . . . . . . . . . . . .     $      730,000   $      (813,000)  $      479,000
                                                                                 ===========        ==========      ===========

NOTE 5 - LONG-TERM DEBT

Long-term debt, net of current maturities, at June 24, 1995 was as follows:

                                                                                                   Principal
              Lender                  Description           Maturity                             Outstanding
              ------                  -----------           --------                             -----------
              Den norske Bank         Overdraft Facility    Six months, renewable                $   603,000
              Den norske Bank         Term Loan             February 28, 2000                        378,000
              SND                     Term Loan             February 1, 2004                         312,000
              Hjelmeland Kommune      Capital Lease         June 1, 2014                           1,688,000

                                                                                                   ---------
              Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,981,000
              Non-current portion   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        734,000
                                                                                                   ---------
                                                                                                  $2,247,000
                                                                                                   =========


     Borrowings under the Den norske Bank ("DnB") Overdraft Facility are limited to a percentage of the Subsidiary's inventories and receivables, up to a maximum of $1,000,000 with a floating interest rate equal to the prevailing Norwegian overnight funds rate plus two percentage points.

     The term loan from DnB has a stated interest rate of 7.25% and will be repaid through ten semi-annual payments of principal and interest beginning August 30, 1995 and ending February 28, 2000. As part of the terms for this loan, the Company has guaranteed the repurchase of certain assets of the Subsidiary in the amount of $426,000.

     Statens Narings-OgDistriktutvikiingsfond ("SND"), a governmental development agency in Norway, issued to the Subsidiary an eight-year term loan whose terms require the establishment of a working plant facility. The loan has a variable interest rate which at June 24, 1995 was 10.0%, and will be repaid through sixteen semi-annual payments of principal and interest beginning August 1, 1996 and ending February 1, 2004.

     The Subsidiary entered into a twenty-year capital lease obligation with an initial principal amount of $1,691,000 and with quarterly payments of $49,000. At the end of the lease term, ownership of the facility will revert to the Subsidiary. The Company has issued no guarantees with respect to this lease.

     During fiscal year 1995, the Subsidiary was not in compliance with certain of the covenants set forth by DnB. Subsequent to year-end, DnB agreed to temporarily waive such covenants in exchange for certain guarantees on the part of the Company. These included a guaranty in the form of a renewable six-month stand-by letter of credit issued by the Company in the amount of $600,000, along with the subordination of a $300,000 loan from the Company to the Subsidiary. Accordingly, DnB has agreed to maintain the overdraft facility and waive its covenant requirements for as long as the stand-by letter of credit is in effect, but has limited borrowings up to the amount of the guaranty of $600,000.

     Maturities for the renewable overdraft facility the two term loans and for the capital lease during the next five fiscal years on an aggregate basis at June 24, 1995 were as follows: 1996 - $734,000; 1997 - $154,000; 1998 -
$158,000; 1999 - $162,000; 2000 - $166,000.  The maturities for 1996 of
$734,000 include $603,000 borrowed under the overdraft facility, which the company intends to renew rather than repay upon maturity.

     No borrowings were outstanding at June 25, 1994.

NOTE 6 - STOCKHOLDERS' EQUITY

     The Company's capital stock is divided into two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock option plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law.

     No dividends were paid during fiscal years 1995, 1994 or 1993.

NOTE 7 - EMPLOYEE BENEFITS

     The Company sponsors a qualified employee savings plan under which employees who meet certain minimum age and service requirements are eligible to participate. The Company matches one-third of the first 6% of eligible employees' voluntary contributions to the plan. The Company expensed, as a component of continuing operations, $11,000, $16,000 and $15,000 in fiscal years 1995, 1994 and 1993, respectively, for contributions to the savings and profit sharing plan.

     In fiscal year 1994, the Company implemented a non-qualified employee savings plan under which senior management employees are eligible to participate. The Company matches one-third of the first 6% of eligible employees' voluntary contributions to the plan. The Company's matching contribution is limited to 6% of the combined contributions into both the qualified and the non-qualified plan. The Company expensed, as a component of continuing operations, $14,000 in both fiscal years 1995 and 1994 for this plan.

     During fiscal year 1993, the Company established, upon stockholder approval, the 1992 Stock Option Plan which provides for up to 300,000 shares of the Company's Common Stock to be made available to employees at various prices as established by the Board of Directors at the date of grant. Upon the adoption of the 1992 Stock Option Plan, two previous plans, the 1986 Stock Option Plan and the 1982 Stock Option Plan, were terminated except with respect to 373,000 options issued and outstanding under these plans. During fiscal year 1995, the Company granted 77,000 options under the 1992 Stock Option Plan. The outstanding options expire through fiscal year 2005.

     Changes in outstanding options were as follows:

                                                                             Price Range           Shares
                                                                             -----------           ------
Outstanding at June 27, 1992  . . . . . . . . . . . . . . . . . . .       $   1.94-2.75               373,000
Options granted . . . . . . . . . . . . . . . . . . . . . . . . . .                2.38                79,500
Options cancelled . . . . . . . . . . . . . . . . . . . . . . . . .           1.63-2.75                (6,500)
                                                                                              ---------------

Outstanding at June 26, 1993  . . . . . . . . . . . . . . . . . . .           1.63-2.75               446,000
Options granted . . . . . . . . . . . . . . . . . . . . . . . . . .           3.88-4.00               131,000
Options exercised   . . . . . . . . . . . . . . . . . . . . . . . .           1.63-3.88              (184,500)
Options cancelled . . . . . . . . . . . . . . . . . . . . . . . . .           1.63-3.88               (13,375)
                                                                                              ---------------

Outstanding at June 25, 1994  . . . . . . . . . . . . . . . . . . .           1.63-4.00               379,125
Options granted . . . . . . . . . . . . . . . . . . . . . . . . . .                3.50                77,000
Options exercised . . . . . . . . . . . . . . . . . . . . . . . . .           1.94-3.88               (26,250)
Options cancelled . . . . . . . . . . . . . . . . . . . . . . . . .           1.94-3.88               (58,875)
                                                                                              ---------------

Outstanding at June 24, 1995  . . . . . . . . . . . . . . . . . . .           1.63-4.00               371,000
                                                                                              ===============

     As of June 24, 1995, options to purchase 228,000 shares of common stock were currently exercisable at prices ranging from $1.63 to $4.00 per share. The exercise prices equal the fair market value of the stock at the date of grant.

NOTE 8 - COMMITMENTS

     The Company leases office and plant space under operating leases which expire on various dates through 1999. Certain leases provide for escalations in rent based upon increases in the lessor's annual operating costs or the consumer price index. Future minimum lease payments under these agreements at June 24, 1995 were as follows:

     1996   . . . . . . . . . . . . . . . . . . . . . . . . .    $        396,000
     1997   . . . . . . . . . . . . . . . . . . . . . . . . .             367,000
     1998   . . . . . . . . . . . . . . . . . . . . . . . . .             380,000
     1999   . . . . . . . . . . . . . . . . . . . . . . . . .             331,000
                                                                        ---------
          Total . . . . . . . . . . . . . . . . . . . . . . .    $      1,474,000
                                                                        =========

     Rent expense for continuing operations was $371,000, $458,000 and $454,000 for fiscal years 1995, 1994 and 1993, respectively.


NOTE 9 - TRANSACTIONS WITH RELATED PARTIES

     The Company has a deposit with a European bank of $4.9 million at June 24, 1995 and at June 25, 1994, earning interest at a rate which the Company believes to be in excess of the prevailing short-term interest rates in the United States. This deposit is unrestricted and is available for the Company's use on thirty days notice without penalty, if necessary. This deposit has been pledged as collateral to the Bank with respect to funds loaned to a party affiliated with the principal stockholder of the Company. The Company incurs no costs as a result of the collateralization. The Company is unaware of any debt covenants to which the above related party is in default.

     At June 24, 1995 and June 25, 1994, loans outstanding to the majority stockholder of the Company amounted to $2,068,000 and $525,000, which includes accrued interest of $101,000 and $8,000 respectively. The loans have maturity dates of up to two years and at June 24, 1995 and June 25, 1994, carried a weighted-average interest rate of 8.0%.

NOTE 10 - SALES TO MAJOR CUSTOMERS

Food service distributors continued to be the leading market segment for the Company with fiscal year 1995 sales representing approximately 59% of total net sales. In fiscal year 1995, sales to food service distributors representing Hyatt Hotels and Marriott Hotels accounted for 32% and 21% of total net sales, respectively. Sales to the airline industry in fiscal year 1995 represented 29% of total net sales, which was comprised of sales to five national/international carriers and one regional carrier. In fiscal years 1994 and 1993, sales to food service distributors representing Marriott hotels amounted to 55% and 68% of total net sales, respectively. In fiscal year 1994, sales to food service distributors representing Hyatt hotels amounted to 16% of total net sales. Sales to distributors serving the airline industry represented 17% and 11% of total net sales in fiscal years 1994 and 1993 respectively.


NOTE 11 - LITIGATION

     The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts which it may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.

                                                                      SCHEDULE I

                           VIE de FRANCE CORPORATION
                  MARKETABLE SECURITIES AND OTHER INVESTMENTS



                                                        Number of Shares,
                                                            Units or                                Market          Carrying
Name of Issuer                                           Principal Amount           Cost             Value           Amount
--------------                                          -----------------     --------------   --------------   --------------
June 26, 1993
      European bank deposit . . . . . . . . . . . . . .     $ 6,900,000        $  6,900,000    $   6,900,000    $   6,900,000
                                                                                 ==========      ===========      ===========

June 25, 1994
      European bank deposit . . . . . . . . . . . . . .     $ 4,900,000        $  4,900,000    $   4,900,000    $   4,900,000
      U.S. Government and
        agencies  . . . . . . . . . . . . . . . . . . .     $ 6,000,000           5,985,000        5,961,000        5,985,000
      Corporate debt  . . . . . . . . . . . . . . . . .     $ 3,000,000           3,004,000        2,992,000        3,004,000
      Fixed income mutual fund  . . . . . . . . . . . .          11,195             117,000          117,000          117,000
                                                                                 ----------      -----------      -----------

      Total                                                                    $ 14,006,000    $  13,970,000    $  14,006,000
                                                                                 ==========      ===========      ===========

June 24, 1995
      European bank deposit . . . . . . . . . . . . . .     $ 4,900,000        $  4,900,000    $   4,900,000    $   4,900,000
      U.S. Government and
        agencies  . . . . . . . . . . . . . . . . . . .     $ 4,025,000           4,025,000        4,027,000        4,025,000
      Corporate debt  . . . . . . . . . . . . . . . . .     $ 1,995,000           1,995,000        1,998,000        1,995,000
                                                                                  ---------        ---------        ---------

      Total                                                                    $ 10,920,000    $  10,925,000    $  10,920,000
                                                                                 ==========       ==========       ==========

                                                                     SCHEDULE II

                           VIE de FRANCE CORPORATION
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES



                                       Balance at                                        Balance at End of Period
                                        Beginning                                      ----------------------------
Name of Debtor                         of Period       Additions        Receipts        Current         Noncurrent
-----------------------------       --------------  ----------------   ------------    -------------   -------------
Year ended June 26, 1993
   Food Research Corporation         $   515,000      $  325,000 (1)   $     -0-        $  840,000      $   -0-
                                       =========         =======          ========         =======        =======

Year ended June 25, 1994
   Food Research Corporation         $   840,000      $  216,646 (2)    $ (540,000)     $  516,646      $   -0-
                                       =========        ========          ========         =======        =======

Year ended June 24, 1995
   Food Research Corporation         $   516,646      $1,450,000 (3)    $    -0-       $ 1,450,000 (4)  $ 516,646 (4)
                                       =========       =========          ========       =========        =======


(1) Unsecured promissory notes in the amounts of $210,000 and $90,000 dated June 18, 1993, and a $25,000 unsecured promissory note dated June 16, 1993, all with maturity dates of September 10, 1994 and bearing interest at 12% per annum. The $25,000 note was repaid in July, 1994. The remaining two notes totaling $300,000 were reissued in three month intervals bearing an interest rate of 8% and subsequently consolidated into one overall note dated July 1, 1994, including the total of $216,646 issued during fiscal year 1994.

(2) Unsecured demand note in the amount of $150,000 dated January 31, 1994 and an unsecured demand note in the amount of $66,646 dated March 2, 1994, both bearing interest at 8% per annum. These notes, totaling $216,646, were subsequently consolidated with the $300,000 also outstanding into one unsecured promissory note dated July 1, 1994, bearing interest at 8% per annum.

(3) Unsecured promissory notes in the amounts of $500,000, $450,000, $250,000, and $250,000 dated June 29, 1994, September 30, 1994, November 7,
    1994, and November 28, 1994, respectively, all bearing interest at 8% per annum. Effective January 1, 1995, the Company consolidated the $500,000 note, along with the two $250,000 notes into one $1,000,000 note, bearing interest at 8% per annum. The note in the amount of $516,646 pays interest quarterly, while the remaining notes bear interest on a cumulative basis.

(4) Effective December 23, 1994, the Company entered into a Security
    Agreement with Food Research Corporation ("FRC") whereby FRC has delivered 654,597 shares of Vie de France Corporation Common Stock to the Company to serve as collateral for these notes.

                                                                      SCHEDULE V

                           VIE de FRANCE CORPORATION
                         PROPERTY, PLANT AND EQUIPMENT


                                        Balance at                                                  Balance
                                        Beginning    Additions                                      at End
                                        of Period     to Costs      Retirements     Other          of Period
                                       -----------   ------------  -------------  ---------       -----------
Year ending June 26, 1993
    Machinery and equipment   . .    $ 7,598,908     $  603,353   $   (256,739)   $  97,608  (1)  $ 8,043,130
    Furniture and fixtures  . . .      1,894,343          6,730        (58,706)      43,079  (1)    1,885,446
    Leasehold improvements  . . .     10,579,387        225,384       (189,015)     289,741  (1)   10,905,497
    Building under capital lease             -0-            -0-             -0-         -0-               -0-
    Construction in Progress  . .        182,426            -0-             -0-      35,237  (2)      217,663
                                      ----------     ----------     -----------    --------        ----------

        Totals  . . . . . . . . .    $20,255,064     $  835,467   $   (504,460)   $ 465,665       $21,051,736
                                      ==========      =========     ==========      =======        ==========

Year ending June 25, 1994
    Machinery and equipment   . .    $ 8,043,130     $1,538,794   $ (6,157,881)   $     -0-       $ 3,424,043
    Furniture and fixtures  . . .      1,885,446         98,493     (1,819,285)         -0-           164,654
    Leasehold improvements  . . .     10,905,497        711,619     (9,641,420)         -0-         1,975,696
    Building under capital lease             -0-            -0-            -0-          -0-               -0-
    Construction in Progress  . .        217,663            -0-            -0-      488,385  (2)      706,048
                                      ----------     ----------     -----------    --------        ----------

        Totals  . . . . . . . . .    $21,051,736     $2,348,906   $(17,618,586)   $ 488,385       $ 6,270,441
                                      ==========      =========     ===========     =======         =========

Year ending June 24, 1995
    Machinery and equipment   . .    $ 3,424,043    $ 1,851,967   $        -0-    $     -0-       $ 5,276,010
    Furniture and fixtures  . . .        164,654         16,490            -0-          -0-           181,144
    Leasehold improvements  . . .      1,975,696        235,029            -0-          -0-         2,210,725
    Building under capital lease             -0-      1,691,176            -0-          -0-         1,691,176
    Construction in Progress  . .        706,048        171,392            -0-     (795,234)  (2)      82,206
                                      ----------     ----------     -----------   ---------        ----------

        Totals  . . . . . . . . .    $ 6,270,441    $ 3,966,054   $        -0-    $(795,234)      $ 9,441,261
                                       =========      =========    ============    ========         =========


(1) Represents historical cost of assets reestablished on general ledger at zero net book value (see Schedule VI for offset of full value.) Assets had previously been removed from the general ledger pursuant to designation as a disposition unit. This unit was later reinstated as an operating unit.

(2) These amounts represent the net activity for projects remaining in construction in progress at year-end.

                                                                     SCHEDULE VI

                           VIE de FRANCE CORPORATION
                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT


                                       Balance at                                                    Balance
                                       Beginning     Additions                                       at End
                                       of Period      to Costs        Retirements     Other         of Period
                                      ------------   ------------    -------------   ----------     ----------
Year ending June 26, 1993
    Machinery and equipment   . .    $  5,033,683    $  630,060     $   (243,845)   $ 97,608  (1)   $ 5,517,506
    Furniture and fixtures  . . .       1,350,291        83,988          (58,706)     43,079  (1)     1,418,652
    Leasehold improvements  . . .       7,922,916       555,453         (186,714)    289,741  (1)     8,581,396
    Building under capital lease             -0-           -0-              -0-         -0-                 -0-
                                       ----------    ----------      -----------     -------          ---------

        Totals  . . . . . . . . .    $ 14,306,890   $ 1,269,501    $    (489,265)  $ 430,428        $15,517,554
                                       ==========     =========      ===========     =======          =========

Year ending June 25, 1994
    Machinery and equipment   . .    $  5,517,506   $   687,809    $  (4,982,586)   $   -0-         $ 1,222,729
    Furniture and fixtures  . . .       1,418,652       117,576       (1,447,474)       -0-              88,754
    Leasehold improvements  . . .       8,581,396       573,167       (8,007,800)       -0-           1,146,763
    Building under capital lease             -0-           -0-              -0-         -0-                -0-
                                       ----------     ---------      -----------     -------        -----------

        Totals  . . . . . . . . .    $ 15,517,554   $ 1,378,552    $ (14,437,860)   $   -0-         $ 2,458,246
                                       ==========     =========      ===========     =======         ==========

Year ending June 24, 1995
    Machinery and equipment   . .    $  1,222,729   $   710,095    $          -0-   $   -0-         $ 1,932,824
    Furniture and fixtures  . . .          88,754        22,328               -0-       -0-             111,082
    Leasehold improvements  . . .       1,146,763       233,754               -0-       -0-           1,380,517
    Building under capital lease             -0-         45,893               -0-       -0-              45,893
                                       ----------     ---------      ------------    -------        -----------

        Totals  . . . . . . . . .    $  2,458,246   $ 1,012,070    $          -0-   $   -0-         $ 3,470,316
                                       ==========     =========     =============    =======          =========


(1) Represents historical accumulated depreciation and amortization related to assets reestablished on the general ledger at zero net book value (see Schedule V for reestablishment of cost). Assets had previously been removed from the general ledger pursuant to designation as a disposition unit. This unit was later reinstated as an operating unit.

                                                                   SCHEDULE VIII

                           VIE de FRANCE CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                Additions
                                                     --------------------------------
                                             Balance at    Charged to      Charged to                     Balance
                                              Beginning     Costs and      Other                          at End
                                              of Period      Expenses      Accounts      Deductions       of Period
                                           ------------   -----------      --------  --------------     -----------
Year ended June 26, 1993
  Allowance for doubtful accounts          $    40,378    $  (14,494)                  $    (7,455)(1)  $    18,429
                                             =========      ========                        ======       ==========

  Provision for losses on unit closings        640,664          -0-                       (164,726)(2)      475,938
                                             =========      ========                      ========       ==========

  Allowance for obsolete inventory              61,676       (23,833)                      (11,343)          26,500
                                             =========      ========                      ========       ==========


Year ended June 25, 1994
  Allowance for doubtful accounts          $    18,429    $     -0-                    $   (16,552)(1)  $     1,877
                                             =========      ========                      ========       ==========

  Provision for losses on unit closings        475,938       323,835                      (265,941)(2)      533,832
                                             =========      ========                      ========       ==========

  Allowance for obsolete inventory              26,500        87,774                       (17,116)          97,158
                                             =========      ========                      ========       ==========


Year ended June 24, 1995
  Allowance for doubtful accounts          $     1,877    $    3,543                   $      (219)(1)  $     5,201
                                             =========      ========                      ========       ==========

  Provision for losses on unit closings        533,832           -0-                      (338,932)(3)      194,900
                                             =========      ========                      ========       ==========

  Allowance for obsolete inventory              97,158      (26,568)                       (25,356)          45,234
                                             =========      =======                       ========        =========


(1) Writeoff of uncollectible customer accounts, net of recoveries.

(2) Writeoff of assets of closed units and related closing costs associated with the former Restaurant Division.

(3) Lease termination costs associated with the former Restaurant Division.

                          VIE DE FRANCE CORPORATION

                                EXHIBIT INDEX

    Exhibit                                                            Page
    Number                       Exhibit                              Number
    --------                     -------                              ------

    10.58            Fourth and Fifth Amendments, dated January 30,
                     1995 and April 7, 1995, respectively, to lease dated March 30, 1989 between the Company and Duke-Shirley Industrial Development, LP, with respect to the lease of property at 4106 Wheeler
                     Avenue, Alexandria VA.

    10.59 Lease dated February 24, 1995 between the Company and Hjelmeland Municipality with respect to the lease of property at Hjelmeland, Norway.

    10.60            Management contract between the Company and Food
                     Investors Corporation dated July 31, 1995, with respect to payment in reimbursement of expenses and other costs incurred by Food Investors
                     Corporation on the behalf of the Company.

    10.61            Loan agreement dated October 18, 1993 between Vie de
                     France Norway AS, a wholly-owned subsidiary of Vie de
                     France Corporation and Den norske Bank, and related documents, with respect to borrowings made by the subsidiary.

    23               Consent of Independent Accountants.

    27               Financial Data Schedule