Form 10-Q
period 1995-09-16
VIE DE FRANCE CORP
filed 1995-11-01
CIK 737602

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     SEPTEMBER 16, 1995
                                       -----------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________


             Commission File Number            0-12800
                                   ----------------------------

                           VIE DE FRANCE CORPORATION

            (Exact name of registrant as specified in its charter)

             DELAWARE                                  52-0948383
           -------------                              ------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

               85 S BRAGG STREET, SUITE 600, ALEXANDRIA, VA 22312
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code)  (703) 750-9600
                                                          -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 30, 1995.

COMMON STOCK 0.01 PAR VALUE                     NUMBER OF SHARES
---------------------------                     ----------------
NO CLASS                                             13,780,793
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

                           VIE DE FRANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               SEPT. 16,            JUNE 24,
ASSETS                                                                            1995                1995
------                                                                       ------------        ------------
Current assets
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .       $5,036,267          $5,314,380
 Short-term investment, related party   . . . . . . . . . . . . . . . .        4,900,000           4,900,000
 Investments, current   . . . . . . . . . . . . . . . . . . . . . . . .        3,514,232           3,995,298
 Accounts receivable-trade, less allowance for doubtful accounts  . . .        1,889,857           1,645,741
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,204,708           2,349,798
 Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . .          107,608             118,990
 Current portion of notes receivable, related party   . . . . . . . . .        1,577,701           1,551,438
 Other current assets   . . . . . . . . . . . . . . . . . . . . . . . .          531,931             688,646
                                                                             -----------         -----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . .       20,762,304          20,564,291

Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          502,588           2,025,258
Note receivable, related party. . . . . . . . . . . . . . . . . . . . .          516,646             516,646
Fixed assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,909,523           5,970,945
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,317,572             834,371
                                                                             -----------         -----------
 Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $29,008,633         $29,911,511
                                                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
 Accounts payable and accrued expenses  . . . . . . . . . . . . . . . .         $852,881          $1,486,035
 Accrued payroll and related liabilities.   . . . . . . . . . . . . . .          476,887             517,773
 Reserves for store closings.   . . . . . . . . . . . . . . . . . . . .          214,411             194,900
 Other accrued taxes.   . . . . . . . . . . . . . . . . . . . . . . . .          147,838             147,838
 Income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . .           84,009             101,989
 Current portion of long-term debt.   . . . . . . . . . . . . . . . . .          801,632             734,368
                                                                             -----------         -----------
    Total current liabilities.  . . . . . . . . . . . . . . . . . . . .        2,577,658           3,182,903

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,897,062           2,247,048
                                                                             -----------         -----------
    Total liabilities.  . . . . . . . . . . . . . . . . . . . . . . . .        4,474,720           5,429,951
                                                                             -----------         -----------

Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares authorized,
  14,034,620 shares issued, and 13,778,543 shares outstanding.  . . . .          140,369             140,346
 Class B stock - $.01 par value, 175,000 authorized, none issued  . . .
 Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . .       21,273,411          21,269,214
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .        4,542,731           4,502,775
 Less cost of 256,077 shares held in treasury.  . . . . . . . . . . . .       (1,439,844)         (1,439,844)
 Translation adjustment   . . . . . . . . . . . . . . . . . . . . . . .           17,246               9,069
                                                                             -----------         -----------
    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .       24,533,913          24,481,560
                                                                             -----------         -----------
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . .
                                                                             -----------         -----------
 Total liabilities and stockholders' equity   . . . . . . . . . . . . .      $29,008,633         $29,911,511
                                                                             ===========         ===========

                           VIE DE FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                        FIRST QUARTER
                                                                              --------------------------------
                                                                                     TWELVE WEEKS ENDED
                                                                              --------------------------------
                                                                              SEPTEMBER 16,      SEPTEMBER 17,
                                                                                  1995               1994
                                                                              -------------      -------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $3,862,182          $3,229,720

Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . .        3,485,762           2,442,531
                                                                             -----------         -----------
    Gross margin  . . . . . . . . . . . . . . . . . . . . . . . . . . .          376,420             787,189

Selling and administration  . . . . . . . . . . . . . . . . . . . . . .          927,039             987,712
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .           26,434             185,175
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,761)             (1,927)
                                                                             ------------        ------------
    Loss from operations  . . . . . . . . . . . . . . . . . . . . . . .         (572,292)           (383,771)
                                                                             ------------        ------------

Nonoperating income
  Investment income . . . . . . . . . . . . . . . . . . . . . . . . . .          257,117             290,337
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .          (65,710)             (1,183)
  Foreign exchange income . . . . . . . . . . . . . . . . . . . . . . .           39,313
                                                                             -----------         -----------
    Net nonoperating income . . . . . . . . . . . . . . . . . . . . . .          230,720             289,154
                                                                             -----------         -----------

Loss from continuing operations before income
  taxes, disc ops, and change in acctg principle  . . . . . . . . . . .         (341,572)            (94,617)
Income tax benefit  . . . . . . . . . . . . . . . . . . . . . . . . . .          109,575              37,772
                                                                             -----------          ----------

Loss from continuing operations before
  discontinued ops & cum effect of acctg change . . . . . . . . . . . .         (231,997)            (56,845)

Discontinued operations
  Gain from Bakery division . . . . . . . . . . . . . . . . . . . . . .           75,000
  Cum effect of change in accounting principle  . . . . . . . . . . . .          196,953
                                                                             -----------         -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .          $39,956            ($56,845)
                                                                             ===========         ============

Earnings per common share:
  Continuing operations . . . . . . . . . . . . . . . . . . . . . . . .           ($0.01)             $ 0.00
  Discontinued operations . . . . . . . . . . . . . . . . . . . . . . .             0.00
  Cum effect of change in accounting principle  . . . . . . . . . . . .             0.01
                                                                             -----------         -----------
Earnings per common share . . . . . . . . . . . . . . . . . . . . . . .            $0.00              $ 0.00
                                                                             ===========         ===========

Weighted average shares outstanding . . . . . . . . . . . . . . . . . .       13,780,338          13,567,787

                           VIE DE FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        FIRST QUARTER
                                                                              --------------------------------
                                                                                     TWELVE WEEKS ENDED
                                                                              SEPTEMBER 16,      SEPTEMBER 17,
                                                                              -------------      -------------
                                                                                  1995               1994
                                                                              -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . .          $39,956            ($56,845)
 Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
 Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .          276,934             185,175
 Change in translation adjustment   . . . . . . . . . . . . . . . . . .            8,177              32,706
 Gain on discontinued operations  . . . . . . . . . . . . . . . . . . .          (75,000)
     Changes in assets and liabilities:
         (Increase) decrease in receivables   . . . . . . . . . . . . .         (244,116)            100,907
         Increase in notes receivable, related party  . . . . . . . . .          (26,263)           (509,641)
         Increase in inventory  . . . . . . . . . . . . . . . . . . . .         (854,910)           (209,559)
         Decrease in prepaid expenses   . . . . . . . . . . . . . . . .           11,383              64,063
         Increase in accounts payable and accrued expenses  . . . . . .         (538,644)            (91,522)
         Decrease in accrued payroll and payroll taxes  . . . . . . . .          (40,886)           (244,956)
         Decrease in other accrued taxes  . . . . . . . . . . . . . . .                              (68,885)
         Change in income taxes, net  . . . . . . . . . . . . . . . . .          (17,980)         (3,310,993)
         Change in other assets and liabilities, net  . . . . . . . . .          173,514             (23,930)
                                                                            ------------        -------------
         Net cash used by operating activities  . . . . . . . . . . . .       (1,287,835)         (4,133,480)
                                                                            -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease in investments, net   . . . . . . . . . . . . . . . . . . . .        2,003,736           1,065,194
 Investment in preferred stock  . . . . . . . . . . . . . . . . . . . .         (500,000)
 Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . .         (215,512)           (652,020)
                                                                             -----------         -----------
         Net cash provided by investing activities  . . . . . . . . . .        1,288,224             413,174
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of stock under stock option plans   . . . . . .            4,220              24,392
 Additions to debt  . . . . . . . . . . . . . . . . . . . . . . . . . .                              367,646
 Reductions of debt   . . . . . . . . . . . . . . . . . . . . . . . . .         (282,722)
                                                                             ------------        -----------
         Net cash (used) provided by financing activities   . . . . . .         (278,502)            392,038
                                                                             ------------        -----------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . .         (278,113)         (3,328,268)
Cash and cash equivalents, beginning of period  . . . . . . . . . . . .        5,314,380           8,931,476
                                                                             -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . .       $5,036,267          $5,603,208
                                                                             ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the quarter for:
 Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $60,000
 Income taxes, net  . . . . . . . . . . . . . . . . . . . . . . . . . .         $342,000
Non-Cash Activity:
 Depreciation expense included in cost of goods sold and inventory  . .         $250,500

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

2)  Dividends - None.

3)  Contingency - None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Fiscal year 1996's first quarter results reflect continued sales growth among the Company's existing customers, as well as more recent customers within the healthcare and retail markets. The current quarter's earnings were negatively impacted by considerable retail marketing expense along with losses associated with the Norwegian operations. These costs were offset by investment income and two non-recurring items, resulting in a profitable first quarter for fiscal year 1996.

SALES AND GROSS MARGINS

         The Company's sales have been primarily to hotels, airlines, and other food service providers who order through their distributor networks. During fiscal year 1996's first quarter, the Company's hotel sales amounted to 47% of net sales, with Hyatt and Marriott representing almost the full amount of sales within this segment. Airline sales for 1996's first quarter amounted to approximately 32% of net sales, representing sales to six major airlines, as compared to just 27% of net sales for last year's first quarter. Sales associated with the Company's Norwegian subsidiary, other than intercompany sales, were immaterial in the current quarter.

         Near the end of last fiscal year, the Company expanded its sales within the foodservice market by adding a national health care chain, Unicare Healthcare Facilities, to its customer base. The Company believes that sales to the health care segment may grow to be a significant component of sales over the next one to two years.

         Sales also expanded within the retail market, based upon the test introduction of a specific product line within Sam's Club, a division of Wal-Mart Stores, Inc. During the first quarter of fiscal year 1996, sales to this customer represented approximately 9% of total net sales. With the completion of the initial test period, a portion of the product line has been shipped to all 430 Sam's Clubs. The results of this expansion will not be clear until later in the fiscal year.

         As a result of the exposure stemming from these two new accounts, the Company has received inquiries from a number of prospective customers. Discussions and recipe development work are currently underway with these prospective customers.

         A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                                      QUARTER ENDED
                                                                                 ------------------------
                                                                                SEPT. 16,         SEPT. 17,
                                                                                    1995             1994
                                                                                    ----             ----
                                                                                  (dollars in thousands)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $        3,862   $       3,230
Gross margin percentage . . . . . . . . . . . . . . . . . . . . . . . . .                 10%             24%
Loss from operations  . . . . . . . . . . . . . . . . . . . . . . . . . .     $         (572)           (384)

        Fiscal year 1996's first quarter sales increased by 23% over last year's same quarter to $3,862,000 from $3,230,000. As outlined above, the majority of this increase is attributed to strong growth within the airline segment, followed by the new business with Sam's Clubs, along with the export of selected products to several customers in Asia.

        Gross margin as a percentage of total net sales decreased to 10% from 24% in the first quarter fiscal year 1996 versus fiscal year 1995. The decrease is due to a change made in the first quarter of fiscal year 1996 relating to the Company's method of accounting for its finished goods inventory. On an aggregate basis, the reclassification impact on the first quarter's statement of operations is as follows (excluding the cumulative effect of the change in accounting principle) :

                                                                                                 INCR (DECR)
                                                                                  INCREASE       AS A % OF
                                                                                 (DECREASE)      NET SALES
                                                                                 ----------      ---------
Cost of Goods Sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      700,000             18%
Selling and Administrative  . . . . . . . . . . . . . . . . . . . . . . .           (450,000)           (12%)
Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (250,000)            (6%)
                                                                                    --------         -------
Net impact  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $            0              0%
                                                                                    ========         =======

A detailed discussion of the reason and the effects of this change is found below.

SELLING AND ADMINISTRATIVE EXPENSES

         A comparison of selling and general administrative costs follows:

                                                                                       QUARTER ENDED
                                                                                  ----------------------
                                                                                   SEPT 16,       SEPT. 17,
                                                                                     1995            1994
                                                                                     ----            ----
Selling and administrative costs  . . . . . . . . . . . . . . . . . . . .     $          927   $         988

        Selling and administrative costs decreased as a percentage of net sales to 24% from 31%. For the first quarter of fiscal year 1996, these costs decreased by 6% as compared to the prior year, to $927,000 from $988,000. This decrease is due to the reclassification of approximately $450,000 in fiscal 1996 costs from this expense category to cost of goods sold, stemming from the change in accounting principle, as summarized earlier. Included in this quarter's selling expenses is approximately $110,000 in costs associated with the Sam's Club initiative.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization decreased by $159,000 to $26,000 for the first quarter of fiscal year 1996 versus $185,000 for the same period a year ago. This decrease is due to the reclassification of approximately $250,000 in fiscal 1996 costs from this expense category to cost of goods sold, stemming from the change in accounting principle, as highlighted above. Included as part of the $250,000 depreciation expense reclassification is approximately $80,000 in depreciation expense relating to Norway not present in last year's first quarter results.

NONOPERATING INCOME AND EXPENSE

        Investment income consists of returns earned on funds received from the sale of the Restaurant Division together with interest income associated with a $4.9 million collateralized European bank deposit, which earns interest at a rate which the Company believes to be in excess of the prevailing short-term interest rates in the United States.

        Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At September 16, 1995, the Company, through its Norwegian subsidiary, had borrowings of approximately $2.7 million, bearing interest at rates ranging from 7.25% to 10.0%. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year.

PROVISION FOR TAXES

        The income tax benefit for fiscal year 1996's first quarter relates primarily to the taxes recoverable from prior year payments at the Company's effective tax rate of 40%.

CHANGE IN ACCOUNTING

        Effective June 25, 1995, the Company changed its overhead absorption policy with regard to finished goods inventories. Prior to this change, the Company had valued its inventories using partial absorption of certain plant-level indirect manufacturing overhead costs. Additional costs, such as material handling, purchasing and receiving, plant administration and factory and equipment depreciation, were expensed as period costs. These costs will now be treated as product costs under the full absorption method adopted by the Company in order to better match costs with related revenues and to better conform to prevailing manufacturing industry practice.

        The following table reflects the Company's results for the first quarter of fiscal years 1996 and 1995 as reported:

                                                                                        QUARTER ENDED
                                                                                    ----------------------
                                                                                   SEPT. 16,      SEPT. 17,
                                                                                     1995            1994
                                                                                     ----            ----
Loss from continuing operations
 after taxes and before
 discontinued operations and
 cumulative effect of
 accounting change  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (231,997)   $   (56,845)

Add: Discontinued operations  . . . . . . . . . . . . . . . . . . . . . . . .          75,000

Add: Cumulative effect of change
 in accounting principle (Note 1) . . . . . . . . . . . . . . . . . . . . . .         196,953
                                                                                      -------        -------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    39,956    $   (56,845)
                                                                                      =======        =======

Earnings per common share:

Loss from continuing operations
 after taxes and before
 discontinued operations and
 cumulative effect of
 accounting change  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     (0.01)   $     0.00

Add: Discontinued operations  . . . . . . . . . . . . . . . . . . . . . . . .            0.00

Add: Cumulative effect of change
 in accounting principle (Note 1) . . . . . . . . . . . . . . . . . . . . . .            0.01
                                                                                        -----          ----

Earnings per common share . . . . . . . . . . . . . . . . . . . . . . . . . .     $      0.00    $     0.00
                                                                                        =====          ====

  The following table reflects the Company's results for the first quarter of fiscal years 1996 and 1995 as if the change had been retroactively applied (Note 1) :

                                                                                        QUARTER ENDED
                                                                                   ----------------------
                                                                                   SEPT. 16,      SEPT. 17,
                                                                                     1995            1994
                                                                                     ----            ----
Loss from continuing operations
 after taxes and before
 discontinued operations  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (231,997)   $   (56,845)

Add : Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . .          75,000
                                                                                     --------        -------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (156,997)   $   (56,845)
                                                                                     ========        =======

Earnings per common share:

Loss from continuing operations
 after taxes and before
 discontinued operations  . . . . . . . . . . . . . . . . . . . . . . . . . .     $     (0.01)   $      0.00

Add: Discontinued operations  . . . . . . . . . . . . . . . . . . . . . . . .            0.00
                                                                                        -----           ----

Earnings per common share . . . . . . . . . . . . . . . . . . . . . . . . . .     $     (0.01)   $      0.00
                                                                                        =====           ====


        Note 1 : During the quarter ended September 16, 1995, the Company changed its accounting for finished goods inventories from a partial absorption method to the full absorption method. The new method is the generally accepted method used in the manufacturing industry and it is believed that the new method will cause the Company's operating results to be more comparable with the operating results of other manufacturing companies. The change in accounting principle had no effect on loss from continuing operations after
taxes or inventories for the quarter ended September 16, 1995.   The adjustment
of $196,953 to apply retroactively the new method is included in net income for fiscal 1996's first quarter. The pro forma amounts for fiscal 1995's first quarter results do not change based on the retroactive application of the change cost of goods sold. This is due to the fact that the Company's finished goods inventory levels did not materially change during the first quarter of fiscal year 1995.

DISCONTINUED OPERATIONS

        Income from discontinued operations relates to the reduction in Bakery Division reserves as a result of the Company's settlement of a claim made by the U.S. Environmental Protection Agency (the "EPA"). In fiscal 1994, the Company recorded a reserve of $250,000 due to a claim made by the EPA against one of the Company's former Bakery Division locations. During the first quarter of fiscal year 1996, the Company reached a settlement with the EPA in an amount approximately $75,000 less than reserved, after accounting for all claim expenses. Payment of the settlement will occur later during fiscal year 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company has experienced a decline in its liquidity since the end of last fiscal year. The combined total of the cash and short-term investment balances was $13,450,000 and $14,210,000 at September 17, 1995 and June 24, 1995, respectively. Additionally, the Company held investments of $503,000 and $2,025,000 at September 16, 1995 and June 24, 1995, respectively, with maturities greater than one year. In addition, the Company held one preferred stock investment of $1,000,000 and $500,000 at September 16, 1995 and June 24, 1995, respectively. This decrease in liquidity is a direct result of the increased working capital requirements for the Company along with a decrease in accounts payable.

        Cash used by operations for the first quarter amounted to $1,288,000 and $4,133,000 for fiscal years 1996 and 1995 respectively. The use of cash in fiscal year 1996 resulted primarily from an increase in receivables and inventories along with a decrease in trade payables and income taxes. The Company's inventory increase is associated primarily with the Sam's Club retail initiative. Cash in the amount of $1,288,000 was used by investing activities, representing a decrease in investments needed to finance capital expenditures of $215,000, increases in inventories and receivables, along with the Company's second $500,000 preferred stock investment. Cash in the amount of $278,000 was used by financing activities, representing primarily the repayment of one debt installment paid by the Norway subsidiary and a reduction of Norway's overdraft facility.

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

        The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of September 16, 1995, $385,000 was outstanding under this overdraft facility as compared to $603,000 as of June 24, 1995. The subsidiary can borrow up to $600,000 under this commitment.

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

FUTURE PROSPECTS

        The Company has begun fiscal 1996 by increasing its sales in several areas - airlines, healthcare, and retail. The Company intends to aggressively improve upon these results. The Company will continue to develop its emerging markets and formats that show promise of generating significant sous vide sales. Additionally, the Company will continue to invest in its European sales efforts in order to secure its first significant orders during this fiscal year. Although the course of the European business is difficult to forecast, it is management's expectation that its Norwegian operations will reduce its losses substantially in fiscal 1996. If so, the Company will move towards, and may attain, overall operating profitability during the coming year.

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

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE
                                     OF SECURITY HOLDERS.

        The Company's annual meeting of shareholders was held on October 25, 1995. The following individuals were elected to serve as Directors for a period of one year and until their successors are elected and qualify:
Jean-Louis Vilgrain (Chairman), Stanislas Vilgrain (President & CEO), Bruno Goussault, Alexandre Vilgrain, George Naddaff, Carl Youngman and James Hackney.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)                          Exhibits -

                18 -                 Letter from Price Waterhouse LLP

        (b)                          Reports on Form 8-K -

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             VIE DE FRANCE CORPORATION
                                        -----------------------------------





Date:   November 1, 1995                By: /s/Stanislas Vilgrain
       ------------------------             -------------------------------
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