Form 10-Q
period 1995-12-09
VIE DE FRANCE CORP
filed 1996-01-23
CIK 737602

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended     DECEMBER 9, 1995
                                             ---------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ______________


             Commission File Number            0-12800
                                    ----------------------------------

                         VIE DE FRANCE CORPORATION
          (Exact name of registrant as specified in its charter)

                  DELAWARE                                        52-0948383
               -------------                                     ------------
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                      Identification Number)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1995.

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

                           VIE de FRANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                           DEC. 9,              JUNE 24,
ASSETS                                                                     1995                   1995
------                                                                  ------------         ------------
Current assets
  Cash and cash equivalents........................................      $4,926,738           $5,314,380
  Short-term investment, related party.............................       4,900,000            4,900,000
  Investments, current.............................................       3,999,899            3,995,298
  Accounts receivable-trade, less allowance for doubtful accounts..       1,746,315            1,645,741
  Inventory........................................................       3,366,184            2,349,798
  Prepaid expenses.................................................         357,458              118,990
  Current portion of notes receivable, related party...............       1,603,849            1,551,438
  Other current assets.............................................         537,824              688,646
                                                                        ------------         ------------
      Total current assets.........................................      21,438,267           20,564,291

Investments........................................................         502,142            2,025,258
Note receivable, related party ....................................         516,646              516,646
Fixed assets, net..................................................       5,699,183            5,970,945
Other assets.......................................................       1,318,409              834,371
                                                                        ------------         ------------
  Total assets.....................................................     $29,474,647          $29,911,511
                                                                        ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
  Accounts payable and accrued expenses............................        $878,145           $1,486,035
  Accrued payroll and related liabilities..........................         441,927              517,773
  Reserves for store closings......................................         323,953              194,900
  Other accrued taxes..............................................         200,000              147,838
  Income taxes payable.............................................                              101,989
  Current portion of long-term debt................................         798,508              734,368
      Total current liabilities....................................     ------------         ------------
                                                                          2,642,533            3,182,903

Long-term debt.....................................................       2,181,231            2,247,048
                                                                        ------------         ------------
      Total liabilities............................................       4,823,764            5,429,951
                                                                        ------------         ------------

Stockholders' equity
  Common stock - $.01 par value, 20,000,000 shares authorized,
  14,040,120 and 14,034,620 shares issued, and 13,780,793 and
  13,778,543 shares outstanding....................................         140,401              140,346
  Class B stock - $.01 par value, 175,000 authorized, none issued..
  Additional paid-in capital.......................................      21,284,597           21,269,214
  Retained earnings................................................       4,617,302            4,502,775
  Less cost of 256,077 shares held in treasury.....................      (1,439,844)          (1,439,844)
  Translation adjustment...........................................          48,427                9,069
                                                                        ------------         ------------
      Total stockholders' equity...................................      24,650,883           24,481,560
                                                                        ------------         ------------
Commitments and contingencies......................................
                                                                        ------------         ------------
  Total liabilities and stockholder's equity.......................     $29,474,647          $29,911,511
                                                                        ============         ============

         See accompanying notes to consolidated financial statements.



                                   3 of 14

                           VIE de FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                      SECOND QUARTER                     YEAR-TO-DATE
                                                             -----------------------------    ----------------------------------
                                                                    TWELVE WEEKS ENDED             TWENTY FOUR WEEKS ENDED
                                                             -----------------------------    ----------------------------------
                                                             DECEMBER 9,      DECEMBER 10,    DECEMBER 9,           DECEMBER 10,
                                                                1995              1994           1995                   1994
                                                             -----------      ------------    -----------           ------------
Net sales...............................................    $4,214,475         $3,979,515     $8,076,657            $7,209,235

Cost of sales ..........................................     3,532,927          2,749,156      7,018,689             5,191,687
                                                           ------------       ------------    -----------          ------------
    Gross margin........................................       681,548          1,230,359      1,057,968             2,017,548

Selling and administrative expenses.....................       857,032          1,249,517      1,784,071             2,237,230
Depreciation and amortization...........................        23,107            234,474         49,541               419,649
Other income, net.......................................        (1,117)            (1,970)        (5,878)               (3,897)
                                                           ------------       ------------    -----------          ------------
    Loss from operations................................      (197,474)          (251,662)      (769,766)             (635,434)
                                                           ------------       ------------    -----------          ------------

Nonoperating income
  Investment income.....................................       257,457            276,243        514,574               566,581
  Interest expense......................................       (53,573)            (8,139)      (119,283)               (9,322)
  Foreign exchange (loss) income, net...................       (28,339)            (4,127)        10,974                (4,127)
                                                           ------------       ------------    -----------          ------------
    Net nonoperating income ............................       175,545            263,977        406,267               553,132
                                                           ------------       ------------    -----------          ------------

(Loss) income from continuing operations before income
  taxes, discontinued, and cumulative effect of
  change of accounting principle........................       (21,929)            12,315       (363,501)              (82,302)
Income tax (expense) benefit............................                           (4,926)       109,575                32,846
                                                           ------------       ------------    -----------          ------------

(Loss) income from continuing operations before
  discontinued operations & cumulative effect of
  change in accounting principle........................       (21,929)             7,389       (253,926)              (49,456)

Discontinued operations, net of taxes
 Gain on sale of discontinued operations................        96,500                           171,500
 Cumulative effect of change in
  accounting principle..................................                                         196,953
                                                           ------------       ------------    -----------          ------------

Net Income (loss)                                              $74,571             $7,389       $114,527              ($49,456)
                                                           ============       ============    ===========          ============

Earnings per common share:
  Continuing operations.................................         $0.00              $0.00         ($0.02)                $0.00
  Discontinued operations...............................         $0.01              $0.00          $0.01                 $0.00
  Cumulative effect of change in accounting principle...         $0.00              $0.00          $0.02                 $0.00
                                                           ------------       ------------    -----------          ------------
Earnings per common share...............................         $0.01              $0.00          $0.01                 $0.00
                                                           ============       ============    ===========          ============

Weighted average shares outstanding.....................    13,780,338         13,764,847     13,780,793            13,760,817



        See accompanying notes to consolidated financial statements.



                                 4 of 14

                           VIE de FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              YEAR-TO-DATE
                                                                                 ---------------------------------------
                                                                                         TWENTY FOUR WEEKS ENDED
                                                                                 ---------------------------------------
                                                                                 DECEMBER 9,                DECEMBER 10,
                                                                                    1995                        1994
                                                                                 -----------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss).................................................              $114,527                    ($49,456)
   Adjustments to reconcile net income (loss) to net cash
      used by operating activities:
   Depreciation and amortization.....................................               554,532                     419,649
   Change in translation adjustment..................................                39,358                      35,006
   Gain on discontinued operations...................................               (96,500)
       Changes in assets and liabilities:
           (Increase) in receivables.................................              (100,574)                    (70,701)
           Increase in notes receivable, related party...............               (52,411)                 (1,478,244)
           Increase in inventory.....................................            (1,016,386)                   (380,903)
           Decrease (increase) in prepaid expenses...................              (238,468)                     34,484
           (Decrease) increase in accounts payable and accrued
              expenses ..............................................              (607,890)                     40,144
           Decrease in accrued payroll and payroll taxes.............               (75,846)                   (187,507)
           Increase in reserve for store closings                                   225,553
           Increase (Decrease) in other accrued taxes................                52,162                    (128,308)
           Change in income taxes, net...............................              (101,989)                 (3,312,774)
           Change in other assets, net...............................               156,169                     (15,440)
                                                                                 -----------                ------------
           Net cash used by operating activities.....................            (1,147,763)                 (5,094,050)
                                                                                 -----------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in investments, net......................................             1,518,515                   1,071,187
   Investment in common stock........................................              (500,000)
   Capital expenditures..............................................              (272,155)                   (877,370)
   Restaurant dispositions, net of proceeds..........................                                          (365,000)
                                                                                 -----------                ------------
           Net cash used by investing activities.....................               746,360                    (171,183)
                                                                                 -----------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock under stock option plans..........                15,438                      26,795
   Additions to debt.................................................                                           367,646
   Reductions of debt................................................                (1,677)
                                                                                 -----------                ------------
           Net cash provided by financing activities.................                13,761                     394,441
                                                                                 -----------                ------------
Net decrease in cash and cash equivalents............................              (387,642)                 (4,870,792)
Cash and cash equivalents, beginning or period.......................             5,314,380                   8,931,476
                                                                                 -----------                ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $4,926,738                  $4,060,684
                                                                                 ===========                ============


                                    5 of 14

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

2)     Dividends - None.

3)     Contingency - None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Results during the second quarter of fiscal year 1996 reflect moderate sales increases to the Company's hotel, airline and healthcare customers, as well as improved sales to customers in Asia. Large marketing expenses associated with retail startups, and losses from Norwegian operations, were offset by investment income and expiration of a restaurant reserve, producing net income for the period.

SALES AND GROSS MARGINS

     The Company's sales of high-quality frozen foods have historically been primarily to hotels, airlines and other food service providers who order through their distributor networks. During the fiscal 1996 second quarter, sales to hotels amounted to 46% of net sales, compared with 53% during the second quarter of fiscal 1995. Second quarter sales to airlines constituted 29% of net sales, compared with 25% of net sales in the 1995 second quarter. Six major airlines purchase the Company's products. Sales by the Company's Norwegian subsidiary, excluding intercompany sales, totaled $119,000 during the second quarter, compared with $32,000 in the first quarter of fiscal 1996.

     The Company began sales to the healthcare segment of the food service market late in fiscal 1995. Healthcare sales represented 2% of net sales during the second quarter, compared with 1% during the fiscal 1996 first quarter. Healthcare-related sales are expected to grow to represent a significant component of total volume during the next several years.

     Sales to retail stores remained steady during the second quarter. Almost all retail sales are generated from Sam's Club, a division of Wal-Mart Stores, Inc. Because results at Sam's have been below expectations from a revenue and gross margin perspective, the Company has discontinued its "Dinner for 4" and "Assemblage Culinaire" business there. The possibility of providing a different product line to Sam's is currently under review. Although results at Sam's have been disappointing, exposure of the Company's products on retail shelves nationwide has led to new sales opportunities and added significantly to the Company's marketing knowledge.

     The Company continues to believe that there is great potential for its products in a retail environment. Sales of its products at a new, high-quality, frozen-food convenience store format, have exceeded expectations. Among other things, the Company is in detailed discussions as a potential supplier to a marketer of high-quality, private-label foods for the retail grocery stores. In addition, the Company expects to enter the Canadian retail marketplace during the second half of calendar 1996 through sales to an operator of frozen food convenience stores there.

     A comparison of net sales, gross margin percentages and losses from operations follows:

                                                           QUARTER ENDED
                                                      ----------------------
                                                      DEC. 9,       DEC. 10,
                                                       1995           1994
                                                       ----           ----
                                                      (dollars in thousands)

Net sales . . . . . . . . . . . . . . . . . . . . . . $ 4,214     $   3,980
Gross margin percentage . . . . . . . . . . . . . . .      16%           31%
Loss from operations  . . . . . . . . . . . . . . . . $  (197)         (252)

     Fiscal year 1996's second quarter sales increased by 6% over the 1995 quarter to $4,214,000 from $3,980,000. Much of the increase is attributable to improvements in sales to airlines and to Asian customers.

     Gross margin as a percentage of total net sales show a decrease to 16% from 31% in the second quarter fiscal year 1996 versus fiscal year 1995. However, gross margin of 16% for second quarter fiscal year 1996 is based on the accounting change to full absorption in first quarter 1996. The accounting change to full absorption reclassified costs such as distribution, procurement, depreciation, general and adminstrative as a part of gross margin calculations. These costs were not included in gross margins in fiscal year 1995 and prior. These costs represent 13% of the total costs for second quarter fiscal 1996. Therefore, if these costs were removed from calculating gross margins for 1996, gross margins slightly improved in fiscal year 1996 compared to fiscal year 1995.

A detailed discussion of the reason and the effects of this change is found below.

SELLING AND ADMINISTRATIVE EXPENSES

     A comparison of selling and general administrative costs follows:

                                                            QUARTER ENDED
                                                        ----------------------
                                                          DEC. 9,     DEC. 10,
                                                           1995       1994
                                                           ----       ----
                                                       (dollars in thousands)
Selling and administrative costs  . . . . . . . . . .   $   857      $  1,250

     Selling and administrative costs decreased 31% during the fiscal
1996 second quarter, to $857,000 from $1,250,000 in same quarter of fiscal 1995. Selling and administrative costs constituted 20% of net sales during the quarter, compared with 31% during the fiscal 1995 second quarter. The decrease was caused by the reclassification of a portion of these fiscal 1996 costs to cost of goods sold, reflecting the change to full absorption accounting. Included in the quarter's selling expenses is approximately $144,000 in costs associated with the retail market.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased by $211,000 to $23,000 for the second quarter of fiscal year 1996 versus $234,000 for the same period a year ago. This decrease is due to the reclassification of approximately $200,000 in second quarter fiscal 1996 costs from this expense category to cost of goods sold, stemming from the change in accounting principle, as highlighted below.

NONOPERATING INCOME AND EXPENSE

     Investment income consists of returns earned on funds received from the sale of the Restaurant Division together with interest income associated with a $4.9 million collateralized European bank deposit, which earns interest at a rate which the Company believes to be in excess of the prevailing short-term interest rates in the United States.

     Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At December 9, 1995, the Company, through its Norwegian subsidiary, had borrowings of approximately $2.6 million, bearing interest at rates ranging from 7.25% to 10.0%. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year.

PROVISION FOR TAXES

     The income tax benefit for fiscal year to date 1996 relates primarily to the taxes recoverable from prior year payments at the Company's effective tax rate of 40%.

CHANGE IN ACCOUNTING

     Effective June 25, 1995, the Company changed its overhead absorption policy with regard to finished goods inventories. Prior to this change, the Company had valued its inventories using partial absorption of certain-plant level indirect manufacturing overhead costs as they related to the capacity and utilization of the plant facilities.

DISCONTINUED OPERATIONS

     The company reduced reserves related to the sale of its Restaurant Division, producing income from discontinued operations of $96,500, following the expiration of the lease for its former location at Ala Moana, California. Certain amounts from prior years have been reclassified for comparative purposes.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced a decline in its liquidity since the end of last fiscal year. The combined total of the cash and short-term investment balances was $13,827,000 and $14,210,000 at December 9, 1995 and June 24, 1995, respectively. Cash and investments at the end of second quarter 1996 were $13,450,000. Additionally, the Company held investments of $502,000 and $2,025,000 at December 9, 1995 and June 24, 1995, respectively, with maturities greater than one year. In addition, the Company held one common stock investment of $1,000,000 and $500,000 at December 9, 1995 and June 24, 1995, respectively. This decrease in liquidity is a direct result of the increased working capital requirements for the Company.

     Year-to-date cash used by operations amounted to $1,148,000 and $5,094,000 for fiscal years 1996 and 1995 respectively. Year-to-date cash used was affected by an increase in receivables and inventories, along with a decrease in trade payables and income taxes. The inventory increase was primarily attributable to an increase in salmon stocks in Norway and requirements for Sam's Club. Cash in the amount of $746,000 was used for investments, representing a decrease in investments needed to finance capital expenditures of $272,000, increases in inventories and receivables, along with the Company's second $500,000 common stock investment. It is the intent of the Company to search for, pursue and find similar investment opportunities. Cash in the amount of $14,000 was provided by financing activities.

     The Company is evaluating the possibility of replacing its existing U.S. production facility to increase efficiency and to provide modern space for future growth. The company is also considering locating one or more plants for sous vide products closer to the source of supply to maintain product quality, lower shipping costs and as a method of entering new markets.. The cost of such facilities ranges from approximately $1,000,000 to $5,000,000, depending upon the nature of the product and the production volume desired. Local governments may provide subsidies and other assistance in connection with such facilities. It is possible that the Company may use some of its cash resources to fund these efforts.

     The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of December 9, 1995 and June 24, 1995, $603,000 was outstanding under this overdraft facility. The subsidiary can borrow up to $600,000 under this commitment.

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

FUTURE PROSPECTS

     The Company is moving aggressively to increase sales in a number of important markets and potential markets for its products. Although its U.S. operations generate operating profit on a stand-alone basis, Norwegian losses - although lower that in previous quarters - continue to undermine the Company's overall results. Increased management attention will be devoted to establishing relationships with European distributors, and prospects will be reviewed during the fiscal third quarter. A full range of alternatives for Norwegian operations will be considered during this period.

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

             None

         (b) Reports on Form 8-K -

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              VIE DE FRANCE CORPORATION
                                           -------------------------------




Date:   January 19, 1995                   By: /s/ STANISLAS VILGRAIN
       --------------------                    --------------------------
                                                  Stanislas Vilgrain
                                                  President and CEO


                                           By: /s/ CARL M. YOUNGMAN
                                               --------------------------
                                                  Carl M. Youngman
                                                  Acting Chief Finanical
Officer
                                           By: /s/ LEARA L. DORY
                                               --------------------------
                                               Leara L. Dory
                                               Controller of Finance and
                                               Accounting
                                               (Financial Officer - Secretary)