Form 10-Q
period 1996-03-30
VIE DE FRANCE CORP
filed 1996-05-14
CIK 737602

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended     MARCH 30, 1996
                                              ---------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ______________


             Commission File Number            0-12800
                                   -------------------------------


                           VIE DE FRANCE CORPORATION
             (Exact name of registrant as specified in its charter)



           DELAWARE                                      52-0948383
         -------------                                  ------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

               85 S BRAGG STREET, SUITE 600, ALEXANDRIA, VA 22312
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code)  (703) 750-9600
                                                             --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996.

  COMMON STOCK 0.01 PAR VALUE                     NUMBER OF SHARES
  ---------------------------                     ----------------
     NO CLASS                                        13,819,293
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

                           VIE de FRANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                             Mar. 30,       June 24,
ASSETS                                                                         1996           1995
- ------                                                                   ---------------  ------------
Current assets
  Cash and cash equivalents.............................................    $4,626,140     $5,314,380
  Short-term investment, related party..................................    $4,900,000      4,900,000
  Investments, current..................................................    $4,352,034      3,995,298
  Accounts receivable-trade, less allowance for doubtful accounts.......    $1,541,507      1,645,741
  Inventory.............................................................    $2,151,803      2,349,798
  Prepaid expenses......................................................      $211,819        118,990
  Current portion of notes receivable, related party....................     1,642,235      1,551,438
  Other current assets..................................................       648,771        688,646
                                                                          -------------   ------------
      Total current assets..............................................    20,074,309     20,564,291

Investments.............................................................     1,057,730      2,025,258
Note receivable, related party .........................................       516,646        516,646
Fixed assets, net.......................................................     5,361,058      5,970,945
Other assets............................................................     1,810,651        834,371
                                                                          -------------   ------------
  Total assets..........................................................   $28,820,394    $29,911,511
                                                                          =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities
  Accounts payable and accrued expenses.................................      $714,765     $1,486,035
  Accrued payroll and related liabilities...............................       410,622        517,773
  Reserves for store closings...........................................       311,827        194,900
  Other accrued taxes...................................................        73,469        147,838
  Income taxes payable..................................................        11,352        101,989
  Current portion of long-term debt ....................................       697,512        734,368
                                                                          -------------   ------------
      Total current liabilities.........................................     2,219,547      3,182,903

Long-term debt..........................................................     2,238,006      2,247,048
                                                                          -------------   ------------
      Total liabilities.................................................     4,457,553      5,429,951

Stockholders' equity
  Common stock - $.01 par value, 20,000,000 shares authorized,
  14,078,600 and 14,034,620 shares issued, and 13,819,293 and
  13,778,513 shares outstanding.........................................       140,786        140,346
  Class B stock - $.01 par value, 175,000 authorized, none issued.......
  Additional paid-in capital............................................    21,352,134     21,269,214
  Retained earnings.....................................................     4,297,417      4,502,775
  Less cost of 256,077 shares held in treasury..........................    (1,439,844)    (1,439,844)
  Translation adjustment................................................        12,348          9,069
                                                                          -------------   ------------
      Total stockholders' equity........................................    24,362,841     24,481,560
                                                                          -------------   ------------
Commitments and contingencies...........................................
                                                                          -------------   ------------
  Total liabilities and stockholders' equity............................   $28,820,394    $29,911,511
                                                                          =============   ============

See accompanying notes to consolidated financial statements.

                       VIE de FRANCE CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                                    Third quarter                   Third quarter
                                                           -------------------------------   ----------------------------
                                                                 Sixteen weeks ended              Forty weeks ended
                                                           -------------------------------   ----------------------------
                                                             March 30,         April 1,        March 30,       April 1,
                                                                1996             1995            1996            1995
                                                           ---------------   -------------   ------------   -------------
Net sales.................................................   $4,218,702        $4,387,090    $12,295,358     $11,596,326

Cost of goods sold .......................................    3,797,861         2,976,263     10,856,506       8,167,950
                                                            ------------     -------------   ------------   -------------
    Gross margin..........................................      420,841         1,410,827      1,438,852       3,428,376

Selling and administration................................    1,043,311         1,604,365      2,827,381       3,841,595
Depreciation and amortization.............................       30,886           330,412         80,427         750,061
Other income .............................................      (63,716)         (167,273)       (69,594)       (171,170)
                                                            ------------     -------------   ------------   -------------
    Loss from operations..................................     (589,640)         (356,677)    (1,399,362)       (992,110)
                                                            ------------     -------------   ------------   -------------

Nonoperating income
  Investment income.......................................      364,786           388,413        879,260         954,994
  Interest expense........................................     (130,001)         (123,938)      (249,183)       (133,260)
  Foreign exchange income ................................        1,375            30,868         12,349          26,740
                                                            ------------     -------------   ------------   -------------
    Net nonoperating income ..............................      236,160           295,343        642,426         848,474
                                                            ------------     -------------   ------------   -------------

Income (loss) from continuing operations before income
  taxes, disc ops, and change in acctg principle..........     (353,480)          (61,334)      (756,936)       (143,636)
Income tax benefit........................................                       (131,000)       109,575         (98,154)
                                                            ------------     -------------   ------------   -------------

Income (loss) from continuing operations before
  discontinued ops & cum effect of acctg change...........     (353,480)         (192,334)      (647,361)       (241,790)

Discontinued operations
  Gain from Bakery/Restaurant div.........................                        213,000        171,500         213,000
  Cum effect of change in accounting principle............                                       196,953
                                                            ------------     -------------   ------------   -------------

Net income (loss)                                             ($353,480)          $20,666      ($278,909)       ($28,790)
                                                            ============     =============   ============   =============

Earnings per common share:
  Continuing operations...................................       ($0.03)           ($0.01)        ($0.05)         ($0.02)
  Discontinued operations.................................        $0.00             $0.02          $0.01           $0.02
  Cum effect of change in accounting principle...                 $0.00             $0.00          $0.01           $0.00
                                                            ------------     -------------   ------------   -------------
Earnings per common share.................................       ($0.03)            $0.00         ($0.02)         ($0.00)
                                                            ============     =============   ============   =============

Weighted average shares outstanding.......................   13,819,293        13,770,387     13,800,043      13,764,645


See accompanying notes to consolidated financial statements.

                           VIE de FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                Third quarter
                                                                         ----------------------------
                                                                            Twenty Four weeks ended
                                                                         ----------------------------
                                                                           March 30,       April 1,
                                                                             1996            1995
                                                                         ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)...................................................    ($278,909)      ($28,790)
   Adjustments to reconcile net income (loss) to net cash
      used by operating activities:
   Depreciation and amortization.......................................      793,753        750,061
   Change in translation adjustment....................................        3,369        (74,154)
   Gain on discontinued operations.....................................      (96,500)      (213,000)
   (Increase) decrease in assets:
           Accounts receivables........................................      104,234        (36,828)
           Notes receivable, related party.............................      (90,797)    (1,516,630)
           Inventories.................................................      197,995       (695,080)
           Prepaid expenses............................................      (92,828)       (16,399)
   Increase (decrease) in liabilities:
           Accounts payable and accrued expenses.......................     (771,270)       352,991
           Accrued payroll and payroll taxes...........................     (107,151)      (242,338)
           Reserve for store closings                                        116,927
           Other accrued taxes.........................................      (74,369)      (128,308)
           Change in income taxes, net.................................      (90,637)    (3,227,566)
           Change in other, net........................................       39,875        (44,654)
                                                                          -----------   ------------
           Net cash used by operating activities.......................     (346,308)    (5,120,695)
                                                                          -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in investments, net........................................      610,792        579,176
   Investment in common stock..........................................     (509,945)
   Capital expenditures................................................     (480,241)    (1,212,326)
   Restaurant dispositions, net of proceeds                                                (365,000)
                                                                          -----------   ------------
           Net cash used by investing activities.......................     (379,394)      (998,150)
                                                                          -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock under stock option plans............       83,360         50,060
   Additions to debt...................................................                   1,477,224
   Reductions of debt..................................................      (45,898)
                                                                          -----------   ------------
           Net cash provided by financing activities...................       37,462      1,527,284
                                                                          -----------   ------------
Net decrease in cash and cash equivalents..............................     (688,240)    (4,591,561)
Cash and cash equivalents, beginning of period.........................    5,314,380      8,931,476
                                                                          -----------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $4,626,140     $4,339,915
                                                                          ===========   ============

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

2)   Dividends - None.

3)   Contingency - None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

             Vie de France Corporation reported a net loss of $353,000 for third quarter 1996 due primarily to low sales volumes in both the United States and Norwegian operations. Losses from operations were offset by investment income of $236,000.

             The results from operations for third quarter were influenced by difficult weather this winter on the east coast, coupled with government shutdowns which affected our foodservice customers. Management is very pleased with the future prospects for the company, and we expect to recover in the fourth quarter. The company has focused heavily on improving its balance sheet during FY96. These improvements have resulted in reductions to inventory through sales and operations planning in the US plant by $1 million, from fiscal year end 1995, and continual strong cash management. Continued focus on reducing operating expenses at all levels of the company, and improved manufacturing efficiency, are main objectives of the company.

NET SALES

             In third quarter 1996 the company reported revenue of $4.2 million, a decrease of 3.8% from third quarter 1996 of $4.4 million. The decline for the quarter in revenue and increase of net operating loss is primarily due to low sales volumes during the quarter for both its operations. Sales by the company's US and Norwegian operations represent 99% ($4.2 million) of which, 36% and 25% represent poultry and Norwegian salmon products, respectively. Sales by the Norwegian operations other than its US affiliate company represent 1% ($49,000), respectively, and were to customers in Europe and Asia.

             Despite the low sales volumes in fiscal 1996 third quarter, year to date 1996 the company reported revenue of $12.3 million, an increase of 6% from fiscal year to date 1995 sales of $11.6 million. This reflects moderate sales increases to the Company's hotel, airline and healthcare customers, as well as sales to customers in Asia. The company continues to expand its customer base into restaurant chains and retail outlets.

             During the fiscal 1996 third quarter, sales to hotels and other foodservice customers, airlines, and retail represented 63%, 25% and 7%, respectively. Sales to retail stores reflected final sales to Sam's Club.

             The company's sales of high-quality frozen foods have historically been primarily to hotels, airlines and other food service providers who order through distribution networks. The company is also focusing heavily on the retail segment which brings products directly to the home through various outlets. Our previous experience in retail has opened the doors for more opportunity in this arena. The company has begun testing products in a number of retail supermarket chains on the east coast to respond to the home meal replacement market, and is working with a major food supplier to produce and co-package products under their private label. The results are very encouraging, and the list of potential retail customer continues to grow. The home meal replacement market is expected to be a significant area for growth. The company has entered the Canadian retail market, and has gained approval from Canadian authorities to ship products into Canada. Management has strategies in place to prioritize and focus on those sales and marketing opportunities which are most advantageous for the company.



             A comparison of net sales, gross margin percentages and losses from operations follows:

                                                              QUARTER ENDED
                                                         ------------------------
                                                         MAR. 30,       APR. 1,
                                                           1996          1995
                                                           ----          ----
                                                         (dollars in thousands)

Net sales               . . . . . . . . . . . . . . . . $  4,218        $ 4,387
Gross margin percentage . . . . . . . . . . . . . . . .       10%            32%
Loss from operations    . . . . . . . . . . . . . . . . $   (590)          (357)

             Fiscal year 1996's third quarter sales decreased by 3.8% over the 1995 quarter to $4,218,000 from $4,387,000.

             Gross margin as a percentage of total net sales show a decrease to 10% from 32% in the third quarter fiscal year 1996 versus fiscal year 1995. Gross margin for third quarter fiscal 1996 also decreased from second quarter 1996 gross margins of 16%. The gross margin of 10% for third quarter fiscal year 1996 is based on low sales volumes and the accounting change to full absorption in first quarter 1996. During the first and second quarter average sales amounted to $1.3 million per period, versus third quarter periodic sales of $1.1 million. This equates to a decline of $800,000 in sales in third
quarter fiscal 1996, or a 6% gross margin decrease.   The accounting change to
full absorption reclassified costs such as distribution, procurement, depreciation, general and administrative as a part of gross margin calculations. These costs were not included in gross margins in fiscal year 1995 and prior. These costs represent 14% of the total costs for third quarter
fiscal 1996.   A detailed discussion of the reason and the effects of this change is found below.

SELLING AND ADMINISTRATIVE EXPENSES

         A comparison of selling and general administrative costs follows:

                                                                QUARTER ENDED
                                                           ----------------------
                                                            MAR. 30,        APR. 1,
                                                             1996            1995
                                                            ----            ----
                                                            (dollars in thousands)
Selling and administrative costs  . . . . . . . . . .   $      1,043     $      1,604

             Selling and administrative costs decreased 35% during the fiscal 1996 third quarter, to $1,043,000 from $1,604,000 in same quarter of fiscal 1995. Selling and administrative costs constituted 25% of net sales during the quarter, compared with 37% during the fiscal 1995 third quarter. The decrease was caused by the reclassification of a portion of these fiscal 1996 costs to cost of goods sold, reflecting the change to full absorption accounting. Included in the quarter's selling expenses are approximately $165,000 in costs associated with the retail market.

DEPRECIATION AND AMORTIZATION

             Depreciation and amortization decreased $91,000 to $239,000 for the third quarter of fiscal year 1996 versus $330,000 for the same period a year ago. This decrease is due to the reclassification of approximately $90,000 in third quarter fiscal 1996 costs from this expense category to cost of goods sold, stemming from the change in accounting principle, as highlighted below.

NONOPERATING INCOME AND EXPENSE

             Investment income consists of returns earned on funds received from the sale of the Restaurant Division together with interest income associated with a $4.9 million collateralized European bank deposit, which earns interest at a rate which the Company believes to be in excess of the prevailing short-term interest rates in the United States. The company recently switched its investment management firm managing the free cash reserves the company has. The investment approach remains conservative, focusing on preservation of capital and consistency of total returns.

             Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At March 30, 1996, the Company, through its Norwegian subsidiary, had borrowings of approximately $2.3 million, bearing interest at rates ranging from 7.25% to 10.0%. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

             The Company has experienced a decline in its liquidity since the end of last fiscal year. The combined total of the cash and short-term investment balances was $13,878,000 and $14,210,000 at March 30, 1996 and June 24, 1995, respectively. Cash and investments at the end of second quarter 1996 were $13,827,000. Additionally, the Company held investments of $1,057,000 and $2,025,000 at March 30, 1996, and June 24, 1995, respectively, with maturities greater than one year. In addition, the Company held two common stock investments of $1,516,000 and $500,000 at March 30, 1996 and June 24, 1995,
respectively. This decrease in liquidity is a direct result of the increased working capital requirements for the Company.

             Year-to-date cash used by operations amounted to $346,000 and $5,094,000 for fiscal years 1996 and 1995 respectively. Cash generated by the US plant decreased the total cash used in third quarter 1996, from year-to-date second quarter 1996 by $802,000. Cash in the amount of $510,000 was used for investments which includes the third common stock investment of $500,000 in the home meal replacement market, and $480,000 was used for capital expenditures. It is the intent of the company to search for, pursue and find similar investment opportunities. Cash in the amount of $37,000 was provided by financing activities.

             The Company continues to evaluate the possibility of replacing its existing U.S. production facility to increase efficiency and to provide modern space for future growth. The company is also considering locating one or more plants for sous vide products closer to the source of supply to maintain product quality, lower shipping costs and as a method of entering new markets. The cost of such facilities ranges from approximately $1,000,000 to $5,000,000, depending upon the nature of the product and the production volume desired. Local governments may provide subsidies and other assistance in connection with such facilities. It is possible that the Company may use some of its cash resources to fund these efforts and/or acquisitions.

             The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of March 30, 1996 and June 24, 1995, $603,000 was outstanding under this overdraft facility. The subsidiary can borrow up to $600,000 under this commitment.

             The Company has on deposit $4.9 million with a European bank.
This deposit is denominated in U.S. dollars and earns a rate of return in excess of the prevailing short-term rates in the United States. This deposit has been pledged as collateral to the bank so that the bank may loan funds to a French subsidiary of Setucaf S.A., a French company which is 21% owned by Food Research Corporation, the majority stockholder of the Company. This deposit is redeemable on thirty days notice without penalty. The Company believes no material risk to principal is associated with this deposit. The company has initiated conversation with Food Research Corporation to return these funds to the United States.

FUTURE PROSPECTS

             The Company always strive to aggressively increase sales in a number of important markets and potential markets for its products. Increased management attention was devoted during the third quarter to establish relationships with European distributors for its Norwegian operations, with much success. As a consequence, the company signed an exclusive agreement with one of the largest distributors in France. First shipments are expected in fourth quarter. In addition, US distributors of Norwegian salmon began receiving products direct from Norway. This should help increase volumes and reduce overhead costs. Management looks forward to sales growth from its US and Norwegian operations.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)                                               Exhibits -

               18 - Letter from Price Waterhouse LLP       None

         (b)                                               Reports on Form 8-K -

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      VIE DE FRANCE CORPORATION
                                 -----------------------------------



Date:   May 13, 1996             By: /s/Stanislas Vilgrain
       --------------------          -------------------------------
                                        Stanislas Vilgrain
                                        President and CEO


                                 By: /s/Carl M. Youngman
                                     -------------------------------
                                        Carl M. Youngman
                                        Acting Chief Financial Officer


                                 By: /s/Leara L. Dory
                                     -------------------------------
                                        Leara L. Dory
                                        Controller of Finance and Accounting
                                        (Financial Officer - Secretary)