Form 10-K
period 1996-06-29
VIE DE FRANCE CORP
filed 1996-09-27
CIK 737602

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K
(MARK ONE)
XX      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934  [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED: June 29, 1996
                                              -------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                  TO
                               ----------------    ---------------------

                     COMMISSION FILE NUMBER:     0-12800
                                                 -------

                           VIE DE FRANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                     52-0948383
           --------                                     ----------
       (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

            85 South Bragg Street, Suite 600, Alexandria, VA 22312
          ---------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 750-9600
                                                           --------------

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

                    Common Stock, par value $.01 per Share
                   ----------------------------------------
                                 (TITLE CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES   X     NO
                                  -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 31, 1996 as reported on the NASDAQ National Market System, was approximately $18,422,086. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 1996, there were 13,822,543 shares outstanding of the
                                  ----------
Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the following document are incorporated by reference in Parts III and IV of this Form 10-K Report: Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders to be filed - Items 10, 11, 12 and 13.

                       Exhibit Index is located on page 18.

                                     PART I

ITEM 1.  BUSINESS

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company is currently engaged in only one industry segment as of June 29, 1996. Accordingly, no segment data is included in the Consolidated Financial Statements for the fiscal year ending June 29, 1996.

GENERAL

         The Company develops, produces and markets high-quality frozen entrees, side dishes and sauces for the foodservice and retail markets. The Company maintains manufacturing facilities in the United States and Norway, and sells its product in Asia, North America and Europe. Its customers include among others, hotels, catering companies, restaurants, airlines, military facilities, healthcare facilities and retail stores. The Company opened a USDA-approved food processing plant in Alexandria, Virginia in May 1990 and began operating another plant in Hjemeland, Norway in August 1994. The Company uses an advanced system of food preparation, developed in France, which cooks meats, seafood, poultry, sauces and vegetables over time using low heat.
Before the cooking process begins, the product is vacuum-sealed in special plastic pouches that better maintain the food's flavor and moisture in comparison to other methods of cooking. Following the completion of the cooking process, the product can be either frozen or refrigerated for distribution. Currently, all of the Company's products are frozen. The Company also works with equipment manufacturers to provide efficient computer controlled reheating equipment to its food service providers who effectively convert their kitchen operations and improve customer satisfaction through better and consistent product quality, while realizing reductions in their food and labor costs as a result of this technology.

         Vie de France was incorporated in the State of Delaware in 1974. Its principal executive offices are located at 85 South Bragg Street, Suite 600, Alexandria, VA 22312 and its telephone number at that location is (703) 750-9600.

BACKGROUND

         The Company commenced operations in 1972 as a wholesale producer of French bread for daily delivery to the Washington, DC area. The Company expanded its markets throughout the 1970s. In fiscal year 1979, the Company began offering its product through Company-owned retail bakeries where the products could be freshly baked throughout the day. During the 1980s, the Company expanded its frozen dough product line and developed processes to facilitate the baking of these products at the point-of-sale. As of May 1994, the Company owned and operated 31 retail units. The Company sold the Bakery Division and the Restaurant Division to Vie de France Bakery Yamazaki, Inc. in 1991 and 1994, respectively.

         The Company began development of the Culinary division business in 1987, in conjunction with research performed previously by Nouvelle Carte France, a French Company. As a result of the growth in the application of high quality frozen products in Europe, the Board authorized the establishment of the Vie de France Culinary Corporation for the express purpose of the research into and development of high quality frozen products for the U.S. market. This Company was formed in 1987, and was later merged into Vie de France Corporation. In 1989, construction began on a 30,000 square foot plant in Alexandria, Virginia designed to manufacture its sous vide product line under the trade name Vie de France Culinary. The Culinary plant began operations in May 1990, and expanded into a 50,000 square feet building.

         During fiscal years 1991 through 1996, the Culinary Division successfully built its sales volume from zero to over $2.0 million in fiscal year 1991, $4.6 million in fiscal year 1992, $8.2 million in fiscal year 1993, $12.8 million in fiscal year 1994, $15.7 million in fiscal year 1995 and $16.0 million in fiscal year 1996. In 1992, the Company started a national direct sales organization to continue to increase sales. The Company is focusing its sales efforts on wholesale customers in the hotel industry and national/regional restaurant chains, as well as large-volume food providers such as the airline, transportation industries, retail segment and military. In late 1996 the Company began signing contracts with brokers in the United States as another means to distribute products and increase sales.

         In order to reduce costs, increase quality and increase production capacity, the Company is pursuing the development and construction of single product production plants for its high quality entrees located adjacent to, or in the proximity of suppliers of raw materials. One such plant, located in Norway, began production in August 1994. The Company currently has capacity in its plants to support near term sales growth. All new production plants will be designed to meet International Standards of Operations and European Community standards.

PRODUCTS

         The Company offers a wide range of high quality frozen entrees, side dishes, and sauces. The entree items consist of a variety of seafood, pork, beef and poultry items. Side dishes and sauces range from vegetables and rice to cream or tomato-based sauces. The products are sealed in either single or multi-serving packaging and then case-packed. Single-pack items offer the greatest flexibility to the customer, while multi-pack packaging provides increased efficiency and economy for large-volume banquets.

         During fiscal year 1995, the Company began research on the preparation of its products for retail consumption. The Company has experimented with distribution through wholesale clubs and private-labeled products for other retailers. The Company intends to continue to pursue alternatives in this market.

DISTRIBUTION

         The Company distributes its products in a frozen state to customers nationwide and internationally primarily to Asian markets. The Company expanded distribution into the European markets in fiscal year 1995 in conjunction with the opening of the Norwegian production facility in 1995. Its products are stored in a number of regional frozen warehouses as well as at the Alexandria, Virginia plant. The Company improved its distribution of Norwegian Salmon to US customers by offering "direct ship" capabilities from the Norwegian plant directly to the customer. The Company intends to adopt alternative distribution means as their customers need them. Export products are transported in frozen containers via ship.

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

PATENTS AND TRADEMARKS AND OTHER ITEMS IMPORTANT TO OPERATING SEGMENTS

         The Company believes that its Vie de France trademark is important to its business success. Accordingly, it takes the necessary steps to protect it. The Company and Vie de France Bakery Yamazaki, Inc. entered into a Trademark and Service Mark License Agreement in 1991 and, in conjunction with the sale of the Restaurant Division, amended and restated this agreement. In fiscal year 1996 the Company secured a new packaging trademark called MicroRoast(TM). This new packaging is designed for use in microwave ovens and imparts a roasted quality to our value-added entrees. The Company holds no patents that are essential for its continued operations.

CUSTOMER DEPENDENCY

         Food service distributors continued to be the leading market segment for the Company with fiscal year 1996 sales representing approximately 58% of total net sales. In fiscal year 1996, sales to food service distributors representing hotels chains and restaurants accounted for 42% and 11% of total net sales, respectively. Sales to the airline industry in fiscal year 1996 represented 31% of total net sales. Sales to the retail, healthcare and Norwegian European and Asian customers accounted for 7.5%, 2% and 1.5%, respectively.

         In fiscal years 1996, 1995 and 1994, sales to food service distributors representing the Marriott hotel chain amounted to 11%, 21% and 55% of total net sales. In fiscal year 1996, 1995 and 1994, sales to food service distributors representing the Hyatt hotel chain amounted to 31%, 32% and 16% of total net sales. Sales to distributors serving the airline industry represented 31%, 29% and 17% of total net sales in fiscal year 1996, 1995 and 1994, respectively. The loss of any of the above customers could have an effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sales and Gross Margins."

SEASONALITY

         Culinary sales are seasonally impacted by the hotel banquet industry, which peaks in September through December and March through June.

COMPETITION

         The Company considers itself to be a leader in the sous vide segment of the food service industry. At present, limited competition exists within the frozen wholesale component of this segment. Other firms exist within the retail and refrigerated components of the sous vide segment or cooked food. As such, the Company primarily competes for sales against the traditional forms of food preparation, rather than against other sous vide suppliers. The
Company offers value-added products, but must offer these products in a price range that makes it economically advantageous for its users to convert from other methods of food preparation. The Company believes its products can compete against these other methods in price and product performance, as well as convenience. The Company also offers implementation and menu development services, as well as equipment, to its customers as another means of building sales. The Company depends upon its pricing structure, menu items, and customer service programs as a means of maintaining its leadership position within the sous vide industry.

RESEARCH & DEVELOPMENT

         For continuing operations, the Company invested $139,000, $94,000 and $95,000 in research and development activities in fiscal years 1996, 1995 and 1994, respectively. The Company invests in development on an ongoing basis in order to maintain the vitality of its product lines and to build sales.

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

EMPLOYEES

         The Company employs approximately 80 people including full-time and part-time workers and corporate staff.

GEOGRAPHIC SALES

         The Company's sales are primarily focused in the United States, with sales representing 96%, 99% and 100% of total sales for fiscal years 1996, 1995 and 1994, respectively.

ITEM 2.  PROPERTIES

         The Company leases its offices and its two manufacturing facilities. The Culinary-U.S. plant, located in Alexandria, Virginia, is approximately 50,000 square feet. The Culinary-Norway plant, located in Hjelmeland, Norway, is approximately 20,000 square feet.

         The Company's Norway plant is structured as a twenty-year capital lease whereby the Company will own the facility at the end of the lease term.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK

         The Company's capital stock is divided into two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock options plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law. The Company's Common Stock is traded in the over-the-counter market on the NASD National Market System under the symbol VDEF or Viedefr.
The following table sets forth for the quarters indicating the high and low sales prices per share as reported on the National Market System:

Year ended June 29, 1996                                                              High            Low
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 4.500        $ 2.625
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3.750          2.625
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3.063          1.875
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3.125          1.875

Year ended June 24, 1995
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 4.500        $ 3.375
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.250          3.000
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.375          3.000
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.125          2.875

As of September 15, 1996 there were 771 holders of record of the Company's Common Stock.

No dividends were paid during fiscal year 1996, 1995 and 1994.

ITEM 6.  SELECTED FINANCIAL DATA

                               FIVE YEAR SUMMARY
                    (in thousands, except per share amounts)

                                                               1996        1995          1994         1993            1992

Net sales . . . . . . . . . . . . . . . . . . . . . .       $16,078     $15,707       $12,786      $ 9,377         $ 6,147

Loss from continuing operations (4) . . . . . . . . .       (2,224)       (706)         (476)        (341)         (1,982)

Net income (loss) (1); (2); (3); (4)  . . . . . . . .       (1,714)          24         7,934          261         (2,105)

Loss from continuing operations per share . . . . . .         (.16)       (.05)         (.03)        (.03)           (.15)

Net income (loss) per share . . . . . . . . . . . . .         (.13)         .00           .58          .02           (.16)

Total assets  . . . . . . . . . . . . . . . . . . . .        27,035      29,911        30,964       19,862          20,855

Long term debt, including current portion   . . . . .         2,300       2,981             -            -               -

Stockholders' equity  . . . . . . . . . . . . . . . .        22,782      24,481        24,431       16,016          15,755

Dividends per share . . . . . . . . . . . . . . . . .            --          --            --           --            0.12

(1) Includes benefit from cumulative effect of change in accounting principle of $197 in 1996.
(2) Includes (loss) income from discontinued operations of ($813), $479 and $17 in 1994, 1993 and 1992, respectively.
(3) Includes gain from sale of discontinued operations of $313, $730, and $9,233 in 1996, 1995 and 1994, respectively.
(4)      Includes loss on equity method investment of $1,500 in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Therefore, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

RESULTS OF OPERATIONS

         Fiscal year 1996 was a year of strategy formulation and focus on cost containment and productivity issues. The Company formulated a Sales and Operations Planning team which was successful in reducing inventory levels by $537,000, after consideration for change in accounting principle, with no interruptions to customer shipment schedules. The Company also implemented other costs reductions efforts which will be recognized in fiscal year 1997.

         The current year results reflect moderate growth in sales of 2.4% from fiscal year 1995 for its United States and Norwegian operations. Operations for fiscal year 1996 resulted in a loss for the Company.

         During 1996, the Company determined that its investment of $1,500,000 in Stockwell's Home Meal Market(TM), (Stockwell's) was impaired. The fiscal year 1996 consolidated financial statements reflect the Company's share of losses of $405,000 and the additional write-off of the investment $1,095,000 which are reported as loss on equity method investment. During portions of the year the President and Chief Financial Officer served on the Board of Directors of Stockwell's.

SALES AND GROSS MARGINS

         Historically, the Company's sales of high-quality frozen foods have been to hotels, airlines and other food service providers who order through their distributor networks. In fiscal year 1996 total sales were comprised of; total food service sales -58%, airlines -31%, retail -7.5%, healthcare -2.0% and Norwegian customers, exclusive of intercompany sales -1.5%.

A comparison of net sales, gross margin percentages and losses from operations are as follows:

                                                                        Year Ended
                                                       June 29,           June 24,         June 25,
                                                         1996              1995             1994
                                                         ----              ----             ----
Net Sales                                            $16,078,000      $15,707,000        $12,786,000
Gross margin percentage                                       12%              30%                23%
Loss from operations                                 $(3,353,000)     $(1,447,000)       $(1,204,000)

         Fiscal year 1996 sales increased by 2.4% or $371,000 over fiscal year 1995 to $16,078,000 from $15,707,000. This moderate increase is attributed to $210,000 for the United States operations and $161,000 for Norway. Fiscal year 1995 sales increased by 23% over fiscal year 1994 to $15,707,000 from $12,786,000. This increase is attributable to substantial growth within the airline segment.

         Gross margin as a percentage of total net sales decreased to 12% from 30% in fiscal year 1995. The decrease is primarily attributed to the accounting change under which certain costs such as material handling, purchasing and receiving, plant administration, factory and equipment depreciation were treated as product costs instead of period costs. This change in accounting principle is reflected through a cumulative adjustment on the consolidated statements of operations. Gross margin as a percentage of sales for fiscal year 1995 and 1994 would be 11.2% and 5.5%, respectively, had the Company used the same inventory cost method that was used during fiscal year 1996. Gross margin as a percentage of total sales increased in fiscal year 1995 versus fiscal year 1994 due primarily to lower material costs during the year along with increased labor productivity, offset somewhat due to the start-up effects of the Norway plant.





SELLING, DISTRIBUTION AND ADMINISTRATION EXPENSES:

         A comparison of selling, distribution and general administrative costs are as follows:

                                                                                        Year Ended
                                                                         June 29,        June 24,       June 26,
                                                                           1996            1995           1994
                                                                          ------           -----          -----
Selling and distribution costs  . . . . . . . . . . . . . . . . . .     $2,077,000      $2,183,000     $1,344,000
General administratvive costs . . . . . . . . . . . . . . . . . . .      1,671,000       3,038,000      2,235,000
                                                                         ---------       ---------      ---------
                                                                        $3,748,000      $5,221,000     $3,579,000

         In fiscal year 1996, selling, distribution and administrative costs decreased as a percentage of net sales to 23% from 33%. This decrease is partly related to the accounting change under which distribution and the portion of general administration costs related directly to the plant are now treated as product costs.

          For fiscal year 1995, these costs increased by 46% as compared to the prior year, to $5,221,000 from $3,579,000. This increase is due to the selling expenses associated with Norway where operations begin in August, 1994, for which there were few outside sales, additional sales personnel in the United States who are just beginning to generate sales, and residual corporate costs that were present within the Company, but were primarily allocable to the former Restaurant Division in prior years. These costs decreased as a percentage of sales from 33% to 28% in fiscal year 1994 compared to fiscal year 1993, as the rate of sales growth offset the rate of real dollar growth in this expense category.


DEPRECIATION AND AMORTIZATION

         The Company's change in accounting principle resulted in the inclusion of production equipment depreciation as part of product costs instead of as period costs. Actual depreciation and amortization costs increased by $141,000 over fiscal year 1995 to $1,194,000 for fiscal year 1996, a large portion of which is included in product and period costs, versus $1,053,000 for fiscal year 1995. This increase is attributable to the depreciation associated with the United States plant. For fiscal year 1995 as compared to fiscal year 1994, depreciation and amortization increased by $356,000 from 1994's level of $697,000, which is attributed to the depreciation associated with the Norway plant.



NONOPERATING INCOME AND EXPENSE

         Investment income consists of returns earned on funds received from the sale of the Restaurant Division, interest income associated with a $4,900,000 collateralized European bank deposit, and interest income of $162,000 earned on a related party loan to Food Research Corporation of $1,966,000.

        Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At June 29, 1996, the Company, through its Norwegian subsidiary, had borrowings of approximately $2,300,000, bearing interest at rates ranging from 4.85% to 10.0%. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year.

CHANGE IN ACCOUNTING

        Effective June 25, 1995, the Company changed its overhead absorption policy with regard to finished goods inventories. Prior to this change, the Company had valued its inventories using partial absorption of certain plant level indirect manufacturing overhead costs. Additional costs, such as material handling, purchasing and receiving, plant administration and factory and equipment depreciation, were expensed as period costs. These costs are treated as product costs in order to better match costs with related revenues and to better conform to prevailing manufacturing industry practice. The cumulative effect of this change was an increase to income of $197,000, shown net of tax expense of $110,000 in fiscal year 1996.

DISCONTINUED OPERATIONS

        The gain from sale of discontinued operations for fiscal year 1996 relates to the increase of reserves for the former Restaurant Division offset by the decrease in reserves for the Bakery Division, and income tax refunds received during 1996 of $335,000.

        Gain from discontinued operations for fiscal year 1995 relates to the reduction of reserves previously established for the former Restaurant Division, due to the expiration of certain contingent liabilities.

        Gain on the sale of the Restaurant Division in fiscal year 1994 is net of income taxes of $4,400,000. Net proceeds on the sale amounted to $17,600,000, after transaction and related direct disposal costs of approximately $2,800,000. In addition, Yamazaki assumed certain outstanding liabilities of the Division.

        Loss from discontinued operations in fiscal year 1994 reflects the operating results attributable to the operations of the former Restaurant Division, net of income tax effects.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company has experienced a decline in its liquidity over the past year. The combined total of the cash and short-term investment balances was $9,520,000 and $14,209,000 at June 29, 1996 and June 24, 1995, respectively.
Additionally, the Company held investments of $5,598,000 and $2,025,000 at June 29, 1996 and June 24, 1995, respectively, with maturities greater than one year. In addition to the $500,000 common stock investment in Stockwell's held at June 24, 1995, an additional investment of $1,000,000 was made during fiscal year 1996. This total investment of $1,500,000, considered an equity method investment, was written off in fiscal year 1996 due to the closure of Stockwell's two retail locations. The decrease in liquidity is also related to the increased working capital requirements primarily for the Norway plant.

        Cash provided by operations in fiscal year 1996 amounted to $1,095,000, as compared to cash used in fiscal year 1995 and 1994 of $6,056,000 and $989,000, respectively. The cash provided in fiscal year 1996 relates to the strong emphasis on reduction of inventory and improved cash collections in these areas. The use of cash in fiscal year 1995 resulted primarily from the payment of income taxes related to the sale of the former Restaurant Division, along with increases in inventory and receivables. The use of cash in fiscal year 1994 resulted primarily from increases in inventory and receivables relating to increased sales volumes, as well as income tax payments.

        Cash in the amount of $1,050,000 was provided by investing activities in fiscal year 1996, representing the return of the deposit of $4,900,000 from the European bank. This deposit was offset by cash used by investing activities for financing of capital expenditures of $509,000, net purchases of other debt and equity securities of $2,344,000, and an investment in Stockwell's of $1,000,000. Cash in the amount of $1,095,000 was provided by investing activities in fiscal year 1995, representing proceeds from the sale of investments of $3,085,000 offset by a $500,000 investment in Stockwells and capital expenditures of $1,490,000. Fiscal year 1995's investments in capital projects included, approximately $400,000 for the Norway plant and approximately $700,000 for the Alexandria, Virginia facility. Cash in the amount of $7,486,000 was generated by investing activities in fiscal year 1994, including $17,626,000 of cash generated from the sale of the Restaurant Division, which was partially offset by capital expenditures totaling $3,117,000 for property additions for both continuing and discontinuing operations. Also, approximately $7,100,000 of the sales proceeds were used to purchase investments.

         In fiscal year 1996 cash in the amount of $597,000 was used by financing activities which included $585,000 to pay off the line of credit established for Norway, $96,000 relating to other debt service, offset by $84,000 generated through the exercise of stock options. In fiscal year 1995 cash in the amount of $1,344,000 was generated by financing activities, representing the debt acquired by the Norway subsidiary, offset by $890,000 in debt repayments, and $50,000 generated through the exercise of stock options. Cash in the amount of $448,000 was generated through the exercise of stock options during fiscal year 1994.

        The Company continues to evaluate the possibility of establishing additional production facilities in order to increase efficiencies. One such way would be to produce sous vide products closer to the source of supply and as a means to enter new markets. The cost of such facilities ranges from approximately $1,000,000 to $5,000,000, depending upon the nature of the product and the production volume desired. Local governments may provide subsidies and other assistance in connection with such facilities. It is possible that the Company may use some of its cash resources to fund these and other related efforts.

        The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of June 29, 1996 $153,000 was outstanding under this overdraft facility. Subsequent to year-end, the subsidiary increased its overdraft facility balance, and can borrow up to $800,000 under this commitment.

        The Company returned to the United States its deposit of $4,900,000 and all accrued interest with a European bank during fiscal year 1996. This deposit was denominated in U.S. dollars and earned a rate of return in excess of the prevailing short-term rates in the United States. This loan was pledged as collateral to the bank so that the bank may loan funds to a French subsidiary of Setucaf S.A., a French Company which is 21% owned by Food Research Corporation, the majority stockholder of the Company. The return of this deposit was transferred to the United States Investment account at the end of fiscal year 1996 and earns interest at the market prevailing rate of the securities for which it is held.

FUTURE PROSPECTS

         In fiscal 1997 the Company intends to build upon the broader sales base established in fiscal 1996. While modest growth is expected in sales to the hotel industry, the Company believes sales growth is evident within the airline industry, and anticipates sales gains in its emerging markets. The Company will continue to explore and develop its emerging markets and formats that show promise of generating significant sous vide sales. Although the course of the European business is difficult to forecast, it is management's expectation that its Norwegian operations will continue to reduce its losses in fiscal 1997.

NEW ACCOUNTING STANDARDS

  In June 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and or Long-lived Assets to Be Disposed of ("SFAS No. 121"). SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not yet determined the impact of this Statement on its financial statements. The Company is required to adopt this statement in fiscal year 1997.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 123 recommends, but does not require, the adoption of a fair value method of accounting for stock-based compensation to employees including common stock options, and stock-based compensation to individuals other than employees. The Company currently intends to continue recording stock-based compensation to employees under the intrinsic value method and does not intend to adopt the fair value method of accounting for stock-based compensation to employees as permitted by Statement 123.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 is included at Item 14(a)(1) and (2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company dismissed its former principal accountants, Price Waterhouse LLP of Falls Church, Virginia and engaged KPMG Peat Marwick LLP, of Washington, DC, as its principal accountants. The change was made effective May 13, 1996.

         During the two most recent fiscal years of the registrant and each subsequent interim period preceding May 13, 1996 there were no disagreements with the former accountants on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused them to make reference in connection with their report to the subject matter of the disagreements.

         The reports of the former principal accountants on the financial statements of the registrant for either of the past two years contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles.

         The decision to change auditors was approved by the Board or Directors of the Company.

         Price Waterhouse LLP, the former auditors confirmed their agreement with the statements presented above, as noted in Exhibit 14 (b).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this Item 10 is shown in the Proxy Statement to be filed under Regulation 14A, under the caption "Election of Directors", and such information is incorporated herein by reference.

                               EXECUTIVE OFFICERS

         The following list and narrative sets forth the name and age of each present executive officer of the Company who is not also a director or director nominee, all positions held by the person with the Company, the year in which the person first became an officer, and the principal occupations of each person named since 1988.

NAME                     AGE  OFFICE HELD WITH COMPANY                                            SINCE
- ----                     ---  ------------------------                                            -----
Arthur J. Stouffs         52  Vice President, Culinary Sales.                                      1990

Leara L. Dory             35  Controller, Secretary and Treasurer                                  1996


         Mr. Stouffs has served in the capacity of Vice President of Culinary Sales since 1990, and was appointed an officer of the Company in 1994. Previously Mr. Stouffs held various positions in the Company's former Bakery Division including Director of Operations and Director of Sales - National Accounts from 1980 through 1990.

         Mrs. Dory was appointed to the position of Controller, Secretary and Treasurer in February, 1996. She came to the Company in November, 1995 as the Controller. Prior to joining the Company, Mrs. Dory was a Controller/Director of Finance for Thomas Enterprises and Assistant Controller for Telecommunications Technique Corporation from 1989 through 1995. Mrs. Dory has over 13 years of experience in the manufacturing industry. Mrs. Dory is a Certified Public Accountant and holds a BS degree in Accounting.


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)  Index to Financial Statements

                                                                                                        Page
                                                                                                        ----
   (1)   Financial Statements:

         Reports of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . .
               KPMG Peat Marwick LLP  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-1
               PRICE WATERHOUSE LLP . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-2

         Consolidated Balance Sheets - June 29, 1996 and June 24, 1995. . . . . . . . . . . . . .       F-3

         Consolidated Statements of Operations - Fiscal Years Ended
            June 29, 1996, June 24, 1995, and June 25, 1994 . . . . . . . . . . . . . . . . . . .       F-4

         Consolidated Statements of Changes in Stockholders' Equity - Fiscal
            Years Ended June 29, 1996, June 24, 1995, and June 25, 1994 . . . . . . . . . . . . .       F-5

         Consolidated Statements of Cash Flows - Fiscal Years Ended
            June 29, 1996, June 24, 1995 and June 25, 1994  . . . . . . . . . . . . . . . . . . .       F-6

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .       F-7


   (2)   Financial Statement Schedule:  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

         Schedule II--Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . .       F-21

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

               10.56        Management contract between the Company and Food
                                Investors Corporation dated July 31, 1995, with respect to payment in reimbursement of expenses and other costs incurred by Food Investors Corporation on the behalf of the Company.

                24          Consent of Independent Accountants.

(b)      Reports on Form 8-K:

                            Change of  former principal accountants Price
                                 Waterhouse LLP, and engagement of new auditors KPMG Peat Marwick LLP effective May 13, 1996.

(c)      Exhibits:

              Exhibits required to be filed in response to this paragraph of
              Item 14 are listed above in subparagraph (a)(3).


(d)      Financial Statement Schedule:

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

                                 VIE de FRANCE CORPORATION
                                 (Registrant)


                                 By:  /s/ Stanislas Vilgrain
                                     ------------------------------
                                 Stanislas Vilgrain
                                 President
                                 and Chief Executive Officer
                                 (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           Signature                                        Title                                Date
- ----------------------------------             -------------------------------        --------------------------
    /s/ Jean-Louis Vilgrain                    Chairman of the Board                     September 27, 1996
- ----------------------------------                                                    ---------------------
    Jean-Louis Vilgrain

    /s/ Stanislas Vilgrain                     President,                                September 27, 1996
- ----------------------------------             Chief Executive Officer                ---------------------
    Stanislas Vilgrain

    /s/ Carl Youngman                          Director                                  September 27, 1996
- ----------------------------------             Chief Financial Officer                ---------------------
    Carl M. Youngman

    /s/ Bruno Goussault                        Director                                  September 27, 1996
- ----------------------------------                                                    ---------------------
    Bruno Goussault

    /s/ Alexandre Vilgrain                     Director                                  September 27, 1996
- ----------------------------------                                                    ---------------------
    Alexandre Vilgrain

    /s/ George Nadaff                          Director                                  September 27, 1996
- ----------------------------------                                                    ---------------------
    George Nadaff

    /s/ James Hackney                          Director                                  September 27, 1996
- ----------------------------------                                                    ---------------------
    James Hackney

    /s/ Leara Dory                             Controller                                September 27,1996
- ----------------------------------                                                    ---------------------
    Leara Dory                                 (Principal Financial and Accounting Official)

                          Independent Auditors' Report

The Board of Directors and Stockholders

Vie de France Corporation:
We have audited the accompanying consolidated balance sheet of Vie de France Corporation and its subsidiary as of June 29, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements we also have audited the financial statement schedule for the year ended June 29, 1996, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vie de France Corporation and its subsidiary as of June 29, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 29, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective June 25, 1995, the Company changed its accounting method for certain inventory costs.




                                                           KPMG PEAT MARWICK LLP


Washington, D.C.
September 13, 1996

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Vie de France Corporation

In our opinion, the consolidated financial statements listed in the index appearing under items 14(a)(1) and (2) present fairly, in all material respects, the financial position of Vie de France Corporation and its subsidiaries at June 24, 1995, and the results of their operations and their cash flows for each of the two years in the period ended June 24, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Vie de France Corporation and its subsidiaries for any period subsequent to June 24, 1995.



                                                            PRICE WATERHOUSE LLP

Washington, D.C.
August 25, 1995

                          VIE de FRANCE CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                                       --------------------------------------
                                                                            June 29,              June 24,
                                                                              1996                  1995
                                                                       ---------------     ------------------
ASSETS
Current Assets
  Cash and cash equivalents                                              $  6,862,000        $    5,314,000
  Short-term investment, related party                                            -               4,900,000
  Investments, current                                                      2,658,000             3,995,000
  Accounts receivable, trade                                                1,486,000             1,646,000
 Inventory                                                                  2,119,000             2,350,000
 Prepaid expenses                                                             137,000               119,000
 Current portion of notes receivable, related party                            10,000             1,551,000
 Other current assets                                                         292,000               689,000
                                                                       ---------------     ------------------
   TOTAL CURRENT ASSETS                                                    13,564,000            20,564,000

Investments, noncurrent                                                     5,598,000             2,025,000
Fixed assets, net                                                           5,313,000             5,971,000
Note receivable, related party, including accrued interest,
   less current portion                                                     2,178,000               517,000
Other assets                                                                  382,000               834,000
                                                                       ---------------     ------------------
   TOTAL ASSETS                                                          $ 27,035,000        $   29,911,000
                                                                       ===============     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                  $    948,000        $    1,314,000
  Accrued payroll and related liabilities                                     577,000               518,000
  Current portion of long-term debt                                           153,000               734,000
  Accrued store closings                                                      287,000               367,000
  Other accrued taxes                                                         141,000               148,000
  Income taxes payable                                                            -                 102,000
                                                                       ---------------     ------------------
     Total current liabilities                                              2,106,000             3,183,000

Long-term debt, less current portion                                        2,147,000             2,247,000
                                                                       ---------------     ------------------
    Total liabilities                                                       4,253,000             5,430,000
                                                                       ---------------     ------------------
Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,078,620 and 14,034,620 shares issued and
    13,822,543 and 13,778,543 shares outstanding                              141,000               140,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                   -                     -
 Additional paid-in capital                                                21,352,000            21,269,000
 Retained earnings                                                          2,789,000             4,503,000
 Treasury stock, at cost (256,077 shares)                                  (1,440,000)           (1,440,000)
 Unrealized losses on debt and equity investments                            (110,000)                  -
 Cumulative translation adjustment                                             50,000                 9,000
                                                                       ---------------     ------------------
    Total stockholders' equity                                             22,782,000            24,481,000
                                                                       ---------------     ------------------
Commitments and contingencies
                                                                       ---------------     ------------------
  Total liabilities and stockholders' equity                             $ 27,035,000        $   29,911,000
                                                                       ===============     ==================

See accompanying notes to consolidated financial statements.

                           VIE de FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Year Ended
                                                                        ----------------------------------------------------
                                                                            June 29,           June 24,         June 25,
                                                                              1996               1995             1994
                                                                        ---------------    ---------------  ----------------
    Net sales                                                            $ 16,078,000       $ 15,707,000      $ 12,786,000

    Cost of goods sold                                                     14,084,000         11,046,000         9,830,000
                                                                        ---------------    ---------------  ----------------
        Gross margin                                                        1,994,000          4,661,000         2,956,000

    Selling and administration                                              3,748,000          5,221,000         3,579,000
    Depreciation and amortization                                             107,000          1,053,000           697,000
    Other income                                                               (8,000)          (166,000)         (116,000)
    Loss on equity method investment                                        1,500,000                -                 -
                                                                        ---------------    ---------------  ----------------
        Loss from operations                                               (3,353,000)        (1,447,000)       (1,204,000)
                                                                        ---------------    ---------------  ----------------

    Nonoperating income (expense)
        Investment income                                                   1,234,000          1,256,000           615,000
        Interest expense                                                     (229,000)          (192,000)           (3,000)
        Other income (expense)                                                 14,000            (16,000)              -
                                                                        ---------------    ---------------  ----------------
            Total  nonoperating income                                      1,019,000          1,048,000           612,000
                                                                        ---------------    ---------------  ----------------

    Income (loss) from continuing operations before income
      taxes, discontinued operations, and cumulative effect of
      change in accounting principle                                       (2,334,000)          (399,000)         (592,000)
    Provision for income tax (expense) benefit                                110,000           (307,000)          116,000
                                                                        ---------------    ---------------  ----------------

    Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle,
      net of taxes                                                         (2,224,000)          (706,000)         (476,000)


    Loss from discontinued operations, net of taxes                               -                  -            (813,000)
    Gain from sale of discontinued operations, net of taxes                   313,000            730,000         9,223,000
    Cumulative effect of change in accounting principle, net of taxes         197,000                -                 -

                                                                        ---------------    ---------------  ----------------
    Net income (loss)                                                     $(1,714,000)       $    24,000       $ 7,934,000
                                                                        ===============    ===============  ================

    Net income (loss) per common share:
      Continuing operations after income taxes,  before discontinued
        operations and cumulative effect of change in accounting
        principle, net of taxes                                           $     (0.16)       $     (0.05)      $      (.03)
      Discontinued operations                                             $      0.02        $      0.05       $      0.61
      Cumulative effect of change in accounting principle                 $      0.01        $       -         $       -
                                                                        ---------------    ---------------  ----------------
    Net income (loss) per common share                                    $     (0.13)       $       -         $      0.58
                                                                        ===============    ===============  ================

    Weighted average shares outstanding                                    13,797,492         13,767,852        13,676,762
                                                                        ===============    ===============  ================


See accompanying notes to consolidated financial statements.

                           VIE de FRANCE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                        Additional                Retained           Cumulative
                                     Common               Paid-In                  Earnings          Translation
                                     Stock                Capital                 (Deficit)          Adjustment
                                  ------------      -------------------       -----------------     -------------
Balance June 26, 1993               $138,000         $      20,773,000         $    (3,455,000)       $        -

  Stock options exercised              2,000                   446,000                       -                 -
  1994 net income                          -                         -               7,934,000                 -
  Translation adjustment                   -                         -                       -            33,000
                                  ------------ ------------------------------------------------------------------
Balance, June 25, 1994               140,000                21,219,000               4,479,000            33,000
  Stock options exercised                  -                    50,000                       -                 -
  1995 net income                          -                         -                  24,000                 -
  Translation adjustment                   -                         -                       -           (24,000)
                                  ------------ ------------------------------------------------------------------
Balance, June 24, 1995               140,000                21,269,000               4,503,000             9,000

  Stock options exercised           $  1,000                    83,000                       -                 -
  1996 net loss                            -                         -              (1,714,000)                -
  Unrealized losses on debt and
    equity investments                     -                         -                       -                 -
  Translation Adjustment                   -                         -                       -            41,000
                                  ------------      -------------------       -----------------     -------------
Balance, June 29,1996               $141,000              $ 21,352,000             $ 2,789,000         $  50,000
                                  ============      ===================       =================     =============
                                          Unrealized
                                         Losses on Debt                                          Total
                                         and Equity                Treasury                   Stockholders'
                                         Investments                Stock                       Equity
                                       ----------------           ------------------          -------------
Balance June 26, 1993                    $        -               $      (1,440,000)          $16,016,000

  Stock options exercised                         -                               -               448,000
  1994 net income                                 -                               -             7,934,000
  Translation adjustment                          -                               -                33,000
                                       --------------------------------------------------------------------
Balance, June 25, 1994                            -                      (1,440,000)           24,431,000

  Stock options exercised                         -                               -                50,000
  1995 net income                                 -                               -                24,000
  Translation adjustment                          -                               -               (24,000)
                                       --------------------------------------------------------------------
Balance, June 24, 1995                            -                      (1,440,000)           24,481,000

  Stock options exercised                         -                               -                84,000
  1996 net loss                                   -                               -            (1,714,000)
  Unrealized losses on debt and
    equity investments                    (110,000)                               -              (110,000)
  Translation Adjustment                          -                               -                41,000
                                       -------------              -----------------------------------------
Balance, June 29,1996                    $(110,000)                     $(1,440,000)          $22,782,000
                                       =============              =========================================


See accompanying notes to consolidated financial statements.

                           VIE de FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year Ended
                                                                        -----------------------------------------------------------
                                                                             June 29,            June 24,            June 25,
                                                                              1996                 1995                 1994
                                                                        ----------------     ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                       $    (1,714,000)     $          24,000    $      7,934,000
Adjustments to reconcile net income (loss) to
  net cash (used) provided by operating activities
    Gain from sale of discontinued operations                                  (176,000)              (730,000)         (9,717,000)
    Loss on equity method investment                                          1,500,000                      -                   -
    Depreciation and amortization, including
       discontinued operations                                               1,194,000              1,053,000           1,738,000
    Gain on disposal of fixed assets                                                  -                      -              (9,000)
    Change in cumulative translation adjustment                                  41,000                (24,000)             33,000
    Cumulative effect of change in accounting principle, net                   (197,000)                     -                   -
    Income tax benefit                                                         (110,000)                     -                   -
    Changes in assets and liabilities, net of
       effects of discontinued operations and non-cash transactions:
    Decrease (increase) in accounts receivable trade, net                       160,000               (232,000)           (687,000)
    Decrease (increase) in inventory                                            537,000               (947,000)           (355,000)
    (Increase) decrease in prepaid expenses                                     (18,000)                62,000             132,000
    (Increase) decrease in notes receivable, related party                     (120,000)            (1,543,000)            323,0
    (Increase) decrease in other assets                                         317,000               (365,000)           (155,000)
    (Decrease) increase in accounts payable
       and accrued expenses                                                   (366,000)               362,000              39,000
    Increase (decrease) in accrued payroll and related liabilities               59,000                (44,000)           (213,000)
    Decrease in accrued store closing costs                                     (12,000)              (307,000)                  -
    (Decrease) increase in other accrued taxes                                        -               (237,000)            317,000
    Decrease in income taxes payable                                                -             (3,128,000)           (369,000)
                                                                        ----------------     ------------------   -----------------
  Net cash (used) provided by operating activities                            1,095,000             (6,056,000)           (989,000)
                                                                        ----------------     ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale (purchase) of investments, net                                        2,556,000              3,085,000          (7,106,000)
   Investments in common stock                                               (1,000,000)              (500,000)                  -
   Proceeds from sale of discontinued operations,
      net of transaction costs                                                        -                      -          17,626,000
   Restaurant Dispositions                                                            -                      -              64,000
   Proceeds on disposal of fixed assets                                           3,000                      -              19,000
   Capital expenditures                                                        (509,000)            (1,490,000)         (3,117,000)
                                                                        ----------------     ------------------   -----------------
  Net cash provided by investing activities                                   1,050,000              1,095,000           7,486,000
                                                                        ----------------     ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                                   -              2,184,000                   -
  Reductions of debt                                                           (681,000)              (890,000)                  -
  Proceeds from issuance of stock                                                84,000                 50,000             448,000
                                                                        ----------------     ------------------   -----------------
      Net cash provided (used) by financing activities                         (597,000)             1,344,000             448,000
                                                                        ----------------     ------------------   -----------------
      Net increase (decrease) in cash and cash equivalents                    1,548,000             (3,617,000)          6,945,000
      Cash and cash equivalents, beginning of period                          5,314,000              8,931,000           1,986,000
                                                                        ----------------     ------------------   -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $     6,862,000      $       5,314,000     $     8,931,000
                                                                        ================     ==================   =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
       Interest                                                         $       241,000      $         153,000     $             -
       Income taxes, net                                                $             -              3,486,000             318,000
                                                                        ================     ==================   =================
Non-cash activities:
      Facility purchased under capital lease                            $             -       $      1,688,000     $             -
      Unrealized losses on debt and equity investments                  $       110,000       $              -     $             -
                                                                        ================     ==================   =================

See accompanying notes to consolidated financial statements

                           VIE DE FRANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS

       The Company develops, produces and markets high-quality frozen entrees, side dishes and sauces for the foodservice and retail markets.

PRINCIPLES OF CONSOLIDATION

       The financial statements include the consolidated accounts of Vie de France Corporation and its subsidiary (collectively "the Company"). All significant intercompany transactions have been eliminated in the financial statements.


FISCAL YEAR

       The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. Fiscal year 1996 contained 53 weeks, and fiscal years 1995 and 1994 contained 52 weeks.

FINANCIAL STATEMENT RECLASSIFICATIONS

       Certain items in prior year financial statements have been reclassified to conform to the current year financial statement presentation.

ACCOUNTING CHANGE

       Effective June 25, 1995, the Company changed its overhead absorption policy with regard to finished goods inventories. Prior to this change, the Company had valued its inventories using partial absorption of certain-plant level indirect manufacturing overhead costs. Additional costs, such as material handling, purchasing and receiving, plant administration and factory and equipment depreciation, were expensed as period costs. These costs will now be treated as product costs under the method adopted by the Company in order to better match costs with related revenues and to better conform to prevailing manufacturing industry practice. Under this method approximately $1,087,000 of depreciation and amortization costs and $1,848,000 of general and administrative expenses, have been reclassified as product costs during 1996. The effect of this change on prior year accounts would be immaterial.

USE OF  ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company has recorded its investments into the following category:

       AVAILABLE- FOR-SALE

       Securities available for sale include securities which could be sold in response to changes in interest rates or general liquidity needs. Such securities are carried at estimated fair value with unrealized gains or losses recorded as a separate component of equity.

Investments in affiliates in which the Company has an ownership position providing it with significant influence over the investee, are accounted for by the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' income or losses after date of investment, and additional contributions made.

INVENTORY

       Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

       General and administrative costs related to the manufacturing facility approximated $1,848,000, during fiscal year 1996. The portion of general and administrative costs included in the ending inventory balance at June 29, 1996 approximated $278,000. Prior to the accounting change in fiscal year 1996, general and adminstrative costs were recorded as period costs, not product costs.

       Inventory consisted of:

                                                                                JUNE 29,          JUNE 24,
                                                                                  1996              1995
                                                                          -----------------  -----------------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        529,000   $        193,000
Frozen product & other finished goods . . . . . . . . . . . . . . . . .          1,448,000          1,975,000
Packing materials & supplies  . . . . . . . . . . . . . . . . . . . . .            193,000            227,000
                                                                          ----------------   ----------------
                                                                                 2,170,000          2,395,000
Less obsolescence reserve . . . . . . . . . . . . . . . . . . . . . . .            (51,000)           (45,000)
                                                                          ----------------   ----------------

                                                                          $      2,119,000   $      2,350,000
                                                                          ================   ================

FIXED ASSETS

         Machinery, equipment, furniture and fixtures are depreciated using the straight-line method over estimated useful lives which range from two to eight years. Leasehold improvements are amortized using the straight-line method over the shorter of terms of the leases which range from four to twenty years, or the estimated useful life of the improvement.

         Expenditures for maintenance and repairs are charged to expense, and significant improvements are capitalized. For continuing operations, maintenance and repairs charged to expense approximated $381,000 in 1996, $373,000 in 1995 and $313,000 in 1994.

         The components of fixed assets were as follows:

                                                                                JUNE 29,          JUNE 24,
                                                                                  1996              1995
                                                                          -----------------  -----------------
Machinery & equipment . . . . . . . . . . . . . . . . . . . . . . . . .   $      5,280,000  $       5,276,000
Furniture & fixtures  . . . . . . . . . . . . . . . . . . . . . . . . .            528,000            181,000
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . .          2,313,000          2,211,000
Building under capital lease  . . . . . . . . . . . . . . . . . . . . .          1,764,000          1,691,000
Construction in progress  . . . . . . . . . . . . . . . . . . . . . . .              -                 82,000
                                                                           ---------------        -----------
                                                                                 9,885,000          9,441,000
Less accumulated depreciation and amortization  . . . . . . . . . . . .         (4,572,000)        (3,470,000)
                                                                           ---------------   ----------------

                                                                          $      5,313,000   $      5,971,000
                                                                           ===============    ===============

INCOME AND OTHER TAXES

       The Company computes income taxes using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NEW ACCOUNTING STANDARDS

       In June 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and or Long-lived Assets to Be Disposed of ("SFAS No. 121"). SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not yet determined the impact of this Statement on its financial statements. The Company is required to adopt this statement in fiscal year 1997.

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 123 recommends, but does not require, the adoption of a fair value method of accounting for stock-based compensation to employees including common stock options, and stock-based compensation to individuals other than employees. The Company currently intends to continue recording stock-based compensation to employees under the intrinsic value method and does not intend to adopt the fair value method of accounting for stock-based compensation to employees as permitted by Statement 123.

EARNINGS PER SHARE

       Net income (loss) per share is computed on the basis of the weighted average number of shares of stock and dilutive stock options outstanding during each period.

FOREIGN CURRENCY TRANSLATION

    The statement of operations of the Company's Norwegian subsidiary (the "Subsidiary") has been translated to U.S. dollars using the average currency exchange rates in effect during the year. The Subsidiary's balance sheet has been translated using the currency exchange rate as of the end of the fiscal year. The impact of currency exchange rate changes on the translation of the Subsidiary's balance sheet is charged directly to stockholders' equity.

NOTE 2 - INVESTMENTS

         The Company's investments are classified as available-for-sale.
These securities are carried at fair value and unrealized gains and losses are reported in a separate component of stockholders' equity.

         The following is a summary of the Company's investments at June 29, 1996, classified as available-for-sale securities pursuant to SFAS 115:

                                                                                                     Estimated
                                                                    Unrealized                          Fair
                                          Cost               Gains                Losses               Value
                                          ----------------------------------------------------------------------
U.S. Government and agencies
       Current                           $1,113,000           $    -            $  (6,000)            $1,107,000
       Non-current                        3,972,000                -              (57,000)             3,915,000
Corporate debt
       Current                            1,549,000            2,000                   -               1,551,000
       Non-current                        1,732,000                -              (49,000)             1,683,000
                                          ----------------------------------------------------------------------
       Total investments                 $8,366,000           $2,000            $(112,000)            $8,256,000
                                          =========            =====             =========             =========

       The net adjustment to unrealized losses on available-for-sale securities reduced stockholders' equity by $110,000 in 1996.

       The following is a summary of the Company's investments at June 24, 1995, classified as held-to-maturity securities pursuant to SFAS 115:

                                          Cost            Fair Value
                                          ----            ----------
European bank deposit                 $   4,900,000    $   4,900,000
U.S. Government and agencies              4,025,000        4,027,000
Corporate debt                            1,995,000        1,998,000
                                          ---------        ---------
       Total investments                 10,920,000       10,925,000
Less noncurrent portion                   2,025,000        2,030,000
                                          ---------        ---------
       Current portion                $   8,895,000    $   8,895,000
                                          =========        =========

       The Company's European bank deposit, which was pledged as collateral in connection with a loan made to a related party, was returned during the last quarter of fiscal year 1996 and is recorded as cash equivalents at June 29, 1996.

       During 1995, the Company made a $500,000 investment in Stockwell's Home Meal Market(TM) (Stockwell's), a start-up entity devoted to the development of a chain of frozen food retail outlets, for a 10 percent ownership interest, which is included in other assets in the accompanying "Consolidated Balance Sheets," at June 24, 1995. During 1996, the Company made additional investments in Stockwell's totaling $1,000,000, increasing its ownership percentage to 30 percent.

       During 1996, Stockwell's incurred substantial losses and decided to close its two stores in July and August, 1996, respectively. The Company determined that is was not likely that the investment would be recovered, therefore the remaining investment balance was written off during the fourth quarter of 1996. The fiscal year 1996 financial statements reflect the Company's share of losses of $405,000 and the additional write-off of the investment of $1,095,000, which are included in loss on equity method investment in the accompanying Consolidated Statements of Operations. During portions of 1996, the Chief Financial Officer and President of the Company also served on the Board of Directors' of Stockwell's.


NOTE 3 - INCOME TAXES

   The composition of the provision for income tax expense (benefit) attributable to continuing operations was:

                                                                                      YEAR ENDED
                                                                -----------------------------------------------------
                                                                JUNE 29,1996       JUNE 24, 1995        JUNE 25, 1994
                                                                -----------------------------------------------------
Current:
       Federal                                                  $     --                $285,000            $ (99,000)
       State                                                          --                  22,000              (17,000)
                                                                --------------          --------            ---------

Total current provision for income tax expense (benefit)        $     --                $307,000            $(116,000)
                                                                 =============           =======            =========


   The deferred tax benefit for the year ended June 29, 1996 was $110,000.

The provision (benefit) for income taxes for fiscal years 1996, 1995 and 1994 has been presented in the consolidated statements of income as continuing operations, discontinued operations and cumulative effect of change in accounting principle as follows:



                                                                     JUNE 29,       JUNE 24,      JUNE 25,
                                                                       1996           1995          1994
                                                                     ----------------------------------------
Tax Provision (benefit) allocated to:
Continuing operations                                                $(110,000)      $307,000     $ (116,000)
                                                                     ---------        -------      ----------
Discontinued operations:
      Loss  from discontinued operations                                    -               -       (687,000)
      Gain from sale of discontinued operations                       (335,000)             -      4,438,000
                                                                     ---------        -------      ----------
                                                                      (335,000)             -      3,751,000
Cumulative effect of change in accounting principle                    110,000              -              -
                                                                     ---------        -------      ----------

Total provision for income tax expense (benefit)                     $(335,000)      $307,000     $3,635,000
                                                                     =========        =======      ==========

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

              The differences between amounts computed by applying the statutory federal income tax rates to income from continuing operations and the total income tax provision applicable to continuing operations were as follows:

                                                                           YEAR ENDED
                                                        -----------------------------------------------
                                                        JUNE 29,           JUNE 24,           JUNE 25,
                                                        1996               1995               1994
                                                        -----------        ------------     -----------
Federal tax benefit at statutory rates                  $(793,000)          $(136,000)      $(201,000)
Loss from foreign operations                              231,000             252,000          69,000
Non-deductible items                                        5,000               5,000          20,000
Period effect of U.S. valuation allowance                 497,000             156,000               -
State income taxes, net                                   (12,000)             38,000           7,000
Other, net                                                (38,000)             (8,000)        (11,000)
                                                        -----------        ------------     -----------
      Total provision for income tax expense
        (benefit) applicable to continuing operations   $(110,000)         $  307,000       $(116,000)
                                                        ===========        ============     ===========

              Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at June 29, 1996 and June 24, 1995 are fully offset by a valuation allowance of approximately $1,378,000 and $891,000, respectively, due to uncertainties surrounding the ultimate realizability of the assets.

The significant components of deferred tax assets are were as follows:

                                                           June 29,                June 24,
                                                             1996                    1995
Deferred tax assets:                                         ----                    ----
       Net foreign operating loss carryforwards          $   495,000             $  289,000
       Accrued losses on discontinued operations             112,000                264,000
       Inventory adjustment                                  163,000                228,000
       Accrued losses on equity method investment            585,000                      -
       Other                                                  76,000                110,000
                                                         -----------                -------
       Total deferred tax assets                           1,431,000                891,000

Less valuation allowance                                  (1,378,000)              (891,000)
                                                         -----------             ----------

       Net deferred tax asset                            $    53,000             $       -
                                                         -----------             ----------
Deferred tax liabilities:
       Property and equipment                                 53,000                     -
                                                         -----------             ----------
       Net deferred income taxes                         $         -             $        -
                                                         ===========             ==========


       The valuation allowance for deferred tax assets as of June 25, 1994 was $714,000. The net changes in total valuation allowance for the years ended June 29, 1996 and June 24, 1995 were increases of $487,000 and $177,000, respectively.

        The net operating loss carryforward can only be used to offset taxable income in the country where the carryforward was generated. These operating loss carryforwards expire as follows:

                Fiscal Year   2004             $219,000

                Fiscal Year   2005              832,000

                Fiscal Year   2006              716,000


NOTE 4 - DISCONTINUED OPERATIONS

        The gain from sale of discontinued operations for fiscal year 1996 relates to reversal of certain accruals related to the former Restaurant Division, and income tax refunds received during 1996 of $335,000.

       During fiscal year 1996, the Company completed Internal Revenue Service audits relating to the disposition of the Bakery division in fiscal year 1991 and 1992. The audit resulted in an increase in tax for alternative minimum tax purposes of $353,000, which is treated as a credit against tax in future years. Based on the combination of the alternative minimum taxes and credits previously paid, the Company had an alternative minimum tax carryforward refund of $640,000. As a result of this, during 1996 the Company received a federal income tax refund of $404,000, of which $280,000 is included in the gain on discontinued operations, the remaining offset accruals
established in previous years.   The Company also received state income tax
refunds of $58,000 which are included in the gain on discontinued operations. As a result of the disposition of the bakery and restaurant division, several state income tax audits are in process. The Company has provided an accrual of $141,000 for these audits at the end of fiscal year 1996.

       During the third and fourth quarters of fiscal year 1995, the Company reduced its accruals related to the sale of the former Restaurant Division. This reduction was possible due to the expiration of certain contingent liabilities.

       In March 1994, the Board of Directors of the Company approved the sale of substantially all of the net assets of the Restaurant Division pursuant to an asset purchase agreement entered into with Vie de France Bakery Yamazaki, Inc., a subsidiary of Yamazaki Baking Company, Ltd., a Japanese Company. Effective May 25, 1994, the Company completed the sale for approximately $20,400,000 in cash, which resulted in a gain of approximately $9,200,000, net of income taxes of $4,400,000. The gain on sale of discontinued operations is stated net of operating pre-tax losses from March 4, 1994 to the sale date of May 25, 1994 of approximately $469,000.

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


                                                                      YEAR ENDED
                                                  ------------------------------------------------
                                                  JUNE 29,           JUNE 24,         JUNE 25,
                                                  1996               1995             1994
                                                  ------------       -----------      ------------
Net sales - Restaurant Division                   $        -         $        -       $24,604,000
                                                  ============       ===========      ============
Income (loss) from discontinued operations,
 before income taxes                              $  (22,000)        $  730,000       $ 7,723,000

Tax benefit                                          335,000                  -           687,000
                                                  ------------       -----------      ------------
      Total                                       $  313,000         $  730,000       $ 8,410,000
                                                  ============       ===========      ============

NOTE 5 - LONG-TERM DEBT

        Long-term debt, net of current maturities, at June 29, 1996 and June 24, 1995 was as follows:

                                                                             1996                1995
                                                                           Principal          Principal
Lender                  Description         Maturity                      Outstanding        Outstanding
- ------                  -----------         --------                      -----------        -----------
                        Overdraft           Six months,                   $           -       $    603,000
Den norske Bank         Facility            renewable
Den norske Bank         Term Loan           February 28, 2000                   297,000            378,000
SND                     Term Loan           February 1, 2004                    321,000            312,000
Hjelmeland Kommune      Capital Lease       June 1, 2014                      1,682,000          1,688,000
                                                                       ----------------       ------------

                                            Total                         $   2,300,000        $ 2,981,000
                                            Less-current portion                153,000            734,000
                                                                       ----------------       ------------
                                            Non-current portion           $   2,147,000        $ 2,247,000
                                                                       ================       ============


        Borrowings under the Den norske Bank ("DnB") Overdraft Facility are limited to a percentage of the Subsidiary's inventories and receivables, up to a maximum of $1,000,000 with a floating interest rate equal to the prevailing Norwegian overnight funds rate plus two percentage points. The Den norske Bank Overdraft Facility interest rate at June 29, 1996 and June 24, 1995 was 4.85% and 5.68%, respectively.

        The term loan from DnB has a stated interest rate of 7.25% and will be repaid through ten semi-annual payments of principal and interest beginning August 30, 1995 and ending February 28, 2000.

        Statens Narings-OgDistriktutvikiingsfond ("SND"), a governmental development agency in Norway, issued to the Subsidiary an eight-year term loan whose terms require the establishment of a working plant facility. The loan has a variable interest rate which at June 29, 1996 was 10.0%, and will be repaid through sixteen semi-annual payments of principal and interest beginning August 1, 1996 and ending February 1, 2004.

        The Subsidiary entered into a twenty-year capital lease obligation with an initial principal amount of $1,691,000 and with quarterly payments of $49,000, including principal and interest. The interest rate on the lease is 7.27%. At the end of the lease term, ownership of the facility will transfer to the Subsidiary. The Company has issued no guarantees with respect to this lease.

        During fiscal year 1995, the Subsidiary was not in compliance with certain of the covenants set forth by DnB. In 1996, DnB agreed to temporarily waive such covenants in exchange for certain guarantees on the part of the Company. These included a guaranty in the form of a renewable six-month stand-by letter of credit issued by the Company in the amount of $600,000, along with the subordination of a $300,000 loan from the Company to the Subsidiary.

Subsequent to year-end, the stand-by letter of credit was increased to $800,000. Accordingly, DnB has agreed to maintain the overdraft facility and waive its covenant requirements for as long as the stand-by letter of credit is in effect, but has limited borrowings up to the amount of the guaranty of $800,000.

        Maturities for the renewable overdraft facility, of the two term loans and the capital lease during the next five fiscal years on an aggregate basis at June 29, 1996 were as follows: 1997 - $153,000; 1998 - $177,000; 1999 -
$180,000; 2000 - $138,000; 2001 - $103,000 and $1,549,000 thereafter.  The maturities for 1997 of $153,000 do not include any amounts borrowed under the overdraft facility which Company paid in full at the end of fiscal year 1996.


NOTE 6 - STOCKHOLDERS' EQUITY

        The Company's capital stock is divided into two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under certain stock option plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law.


NOTE 7 - EMPLOYEE BENEFITS

        The Company sponsors a qualified employee savings plan under which employees who meet certain minimum age and service requirements are eligible to participate. The Company matches one-third of the first 6% of eligible employees' voluntary contributions to the plan. The Company expensed, as a component of continuing operations, $13,000, $11,000 and $16,000 in fiscal years 1996, 1995 and 1994, respectively, for contributions to the savings and profit sharing plan.

        In fiscal year 1994, the Company implemented a non-qualified employee savings plan under which senior management employees are eligible to participate. The Company matches one-third of the first 6% of eligible employees' voluntary contributions to the plan. The Company's matching contribution is limited to 6% of the combined contributions into both the qualified and the non-qualified plan. The Company expensed, as a component of continuing operations, $13,000 for fiscal year 1996 and $14,000 in both fiscal years 1995 and 1994 for this plan.

        The Company expensed $37,000 for a separate retirement for the President of the Company in fiscal year 1996.

        During fiscal year 1993, the Company established, upon stockholder approval, the 1992 Stock Option Plan which provides for up to 300,000 shares of the Company's Common Stock to be made available to employees at various prices as established by the Board of Directors at the date of grant. Upon the adoption of the 1992 Stock Option Plan, two previous plans, the 1986 Stock Option Plan and the 1982 Stock Option Plan, were terminated except with respect to 373,000 options issued and outstanding under these plans. During fiscal year 1996, the Company granted 82,250 options under the 1992 Stock Option Plan. The outstanding options expire through fiscal year 2005.


        Changes in outstanding options were as follows:

                                                                                         Number of
                                                                Price Range               Options
                                                                -----------               -------
Outstanding at June 26, 1993                                   $1.63-$2.75                446,000
Options granted                                                 3.88- 4.00                131,000
Options exercised                                               1.63- 3.88               (184,500)
Options canceled                                                1.63- 3.88                (13,375)
                                                                                        -----------

Outstanding at June 25, 1994                                    1.63- 4.00                379,125
Options granted                                                       3.50                 77,000
Options exercised                                               1.94- 3.88                (26,250)
Options canceled                                                1.94- 3.88                (58,875)
                                                                                        -----------

Outstanding at June 24, 1995                                    1.63- 4.00                371,000
Options granted                                                 2.13- 3.13                 82,250
Options exercised                                               1.63- 2.38                (64,000)
Options canceled                                                1.63- 4.00                (78,500)
                                                                                        -----------

Outstanding at June 29, 1996                                    1.63- 4.00                310,750
                                                                                        ===========

         As of June 29, 1996, options to purchase 210,688 shares of common stock were currently exercisable at prices ranging from $1.63 to $4.00 per share. The exercise prices equal the fair market value of the stock at the date of grant.

NOTE 8 - COMMITMENTS

         The Company leases office and plant space under operating leases which expire on various dates through 1999. Certain leases provide for escalations in rent based upon increases in the lessor's annual operating costs or the consumer price index. Future minimum lease payments under these agreements at June 29, 1996 were as follows:

     Fiscal Year
     -----------
     1997   . . . . . . . . . . . . . . . . . . . . . . . . .    $        410,000
     1998   . . . . . . . . . . . . . . . . . . . . . . . . .             380,000
     1999   . . . . . . . . . . . . . . . . . . . . . . . . .             331,000
                                                                         --------

         Total  . . . . . . . . . . . . . . . . . . . . . . .    $      1,121,000
                                                                  ===============

         Rent expense for continuing operations approximated $405,000, $371,000 and $458,000 for fiscal years 1996, 1995 and 1994, respectively.


NOTE 9 - TRANSACTIONS WITH RELATED PARTIES

         During fiscal year 1996 the Company received the deposit and all accrued interest it had with a European bank of $4,900,000 at June 24, 1995. This deposit had been pledged as collateral to the Bank with respect to funds loaned to a party affiliated with the principal stockholder of the Company. The Company incurred no costs as a result of the collateralization. These funds are included as a cash equivalent at June 29, 1996.

         At June 29, 1996 and June 24, 1995, loans outstanding to the principal stockholder of the Company amounted to $2,188,000 and $2,068,000, which includes accrued interest of $222,000 and $101,000 respectively. The loans have maturity dates of up to two years and at June 29, 1996 and June 24, 1995, carried a weighted-average interest rate of 8.0%. In addition to this loan, two related party loans in the amount of $36,000 and $62,000 were outstanding at the end of fiscal year 1996. The Board of Directors agreed to pay one of its Directors a $15,000 annual fee less the amount of consulting fees paid to the member during the fiscal year for services provided on behalf of the Company's Technology Committee. The board member provides engineering consulting services to the Company through the member's own Company at his normal billing rates.

         At June 29, 1996 and June 24, 1995, the Company has an employee loan outstanding in the amount of $56,000, which bears no interest through April, 1997. Effective May, 1997 this loan will begin to bear interest at the rate of 1% over the published prime rate, and shall be paid quarterly. This loan was established as a part of the employee's employment contract. The principal is payable one year following termination of employment, or the sale of employee's residence whichever occurs first. A second employee loan was outstanding in the amount of $20,000 which bears no interest, and is expected to be paid by the end of the first quarter fiscal 1997.

NOTE 10 - SALES TO MAJOR CUSTOMERS

         Food service distributors continued to be the leading market segment for the Company with fiscal year 1996 sales representing approximately 58% of total net sales. In fiscal year 1996, sales to food service distributors representing hotels chains and restaurants accounted for 42% and 11% of total net sales, respectively. Sales to the airline industry in fiscal year 1996 represented 31% of total net sales. Sales to the retail, healthcare and Norwegian European and Asian customers accounted for 7.5%, 2% and 1.5%, respectively.

         In fiscal years 1996, 1995 and 1994, sales to food service distributors representing the Marriott Hotel chain amounted to 11%, 21% and 55% of total net sales. In fiscal year 1996, 1995 and 1994, sales to food service distributors representing the Hyatt Hotel chain amounted to 31%, 32% and 16% of total net sales. Sales to distributors serving the airline industry represented 31%, 29% and 17% of total net sales in fiscal year 1996, 1995 and 1994,
respectively.   The loss of any of the above customers could have an effect on the Company's results of operations.

NOTE 11 - LITIGATION

         The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts which it may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.

SCHEDULE II

                           VIE de FRANCE CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                        Additions
                                                             ---------------------------
                                                Balance at    Charged to     Charged to                      Balance
                                                 Beginning     Costs and     Other                           at End
                                                 of Period      Expenses     Accounts      Deductions        of Period
                                              ------------   -----------     --------   -------------        ---------
Year ended June 25, 1994
  Allowance for doubtful accounts             $    18,429    $       -                    $  (16,552)(1)   $     1,877
                                               ==========     =========                    =========        ==========

  Provision for losses on unit closings           475,938       323,835                     (265,941)(2)       533,832
                                               ==========     =========                    =========        ==========

  Allowance for obsolete inventory                 26,500        87,774                      (17,116)           97,158
                                               ==========     =========                    =========        ==========

Tax Valuation allowance                                -        714,000                            -           714,000
                                               ==========     =========                    =========        ==========

Year ended June 24, 1995
  Allowance for doubtful accounts             $     1,877    $    3,543                   $     (219)(1)   $     5,201
                                               ==========     =========                    =========        ==========

  Provision for losses on unit closings           533,832             -                     (167,050)(3)       366,782
                                               ==========     =========                    =========        ==========

  Allowance for obsolete inventory                 97,158             -                      (51,924)           45,234
                                               ==========     =========                    =========        ==========

Tax Valuation allowance                           714,000       177,000                                        891,000
                                               ==========     =========                    =========        ==========


Year ended June 29, 1996
  Allowance for doubtful accounts             $     5,201    $        -                   $   (5,201)(1)   $         -
                                               ==========     =========                    =========        ==========

  Provision for losses on unit closings           366,782        91,737                     (171,500)(3,4)     287,019
                                               ==========     =========                    =========        ==========

  Allowance for obsolete inventory                 45,234         5,876                            -            51,110
                                               ==========     =========                    =========        ==========

  Tax Valuation allowance                         891,000       487,000                            -         1,378,000
                                               ==========     =========                    =========        ==========


(1) Write-off of uncollectible customer accounts, net of recoveries.

(2) Write-off of assets of closed units and related closing costs associated with the former Restaurant Division.

(3) Lease termination costs associated with the former Restaurant Division.

(4) Recovery of  reserves associated with the former Bakery Division.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Vie de France Corporation:


We consent to the incorporation by reference in the registration statements, (Nos. 33-60614 and 33-60616) on Form S-8 of Vie de France Corporation of our report dated September 13, 1996, relating to the consolidated balance sheet of Vie de France Corporation and subsidiary as of June 29, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the fiscal year ended June 29, 1996, and related schedule, which report appears in the June 29, 1996 annual report on Form 10-K of Vie de France Corporation.


                                        KPMG Peat Marwick LLP



Washington, D.C.
September 27, 1996

                       CONSENT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Vie de France Corporation:


We hereby consent to the incorporation by reference in the registration statements on form S-8 (Nos. 33-60614 and 33-60616) of Vie de France Corporation of our report dated August 25, 1995 appearing on page F-2 of this Form 10-K


                                        Price Waterhouse LLP



Washington, D.C.
September 27, 1996