Form 10-K/A
period 1996-06-29
VIE DE FRANCE CORP
filed 1996-09-27
CIK 737602

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-K/A
(MARK ONE)
XX      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934  [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED: June 29, 1996
                                              -------------

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


        Changes in outstanding options were as follows:

                                                                                         Number of
                                                                Price Range               Options
                                                                -----------               -------
Outstanding at June 26, 1993                                   $1.63-$2.75                446,000
Options granted                                                 3.88- 4.00                131,000
Options exercised                                               1.63- 3.88               (184,500)
Options canceled                                                1.63- 3.88                (13,375)
                                                                                        -----------

Outstanding at June 25, 1994                                    1.63- 4.00                379,125
Options granted                                                       3.50                 77,000
Options exercised                                               1.94- 3.88                (26,250)
Options canceled                                                1.94- 3.88                (58,875)
                                                                                        -----------

Outstanding at June 24, 1995                                    1.63- 4.00                371,000
Options granted                                                 2.13- 3.13                 82,250
Options exercised                                               1.63- 2.38                (44,000)
Options canceled                                                1.63- 4.00               (330,750)
                                                                                        -----------

Outstanding at June 29, 1996                                    1.63- 4.00                330,750
                                                                                        ===========

         As of June 29, 1996, options to purchase 230,688 shares of common stock were currently exercisable at prices ranging from $1.63 to $4.00 per share. The exercise prices equal the fair market value of the stock at the date of grant.

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