Form 10-Q
period 1996-09-21
VIE DE FRANCE CORP
filed 1996-11-01
CIK 737602

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)
/  X  /        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended     SEPTEMBER 21, 1996
                                                 -----------------------
                                       OR

/    /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to
                                              ------------    --------------

             Commission File Number            0-12800
                                    ------------------

                           VIE DE FRANCE CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      52-0948383
        -------------                                   ------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

               85 S BRAGG STREET, SUITE 600, ALEXANDRIA, VA 22312
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code)  (703) 750-9600
                                                            ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 21, 1996.


       COMMON STOCK 0.01 PAR VALUE                     NUMBER OF SHARES
       ---------------------------                     ----------------
                NO CLASS                                 13,822,543
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

                          VIE DE FRANCE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                                                              ----------------------------------------------
                                                                                    Sep 21,                  June 29,
                                                                                     1996                      1996
                                                                              ----------------          ------------------
ASSETS
Current Assets
  Cash and cash equivalents                                                   $    6,808,000            $       6,862,000
  Short-term investment, related party                                                   -                            -
  Investments, current                                                             2,537,000                    2,658,000
  Accounts receivable, trade                                                       1,252,000                    1,486,000
 Inventory                                                                         2,022,000                    2,119,000
 Prepaid expenses                                                                    196,000                      137,000
 Current portion of notes receivable, related party                                   10,000                       10,000
 Other current assets                                                                328,000                      292,000
                                                                              ---------------           ------------------
   TOTAL CURRENT ASSETS                                                           13,153,000                   13,564,000

Investments, noncurrent                                                            5,675,000                    5,598,000
Fixed assets, net                                                                  5,164,000                    5,313,000
Note receivable, related party, including accrued interest,
   less current portion                                                            2,289,000                    2,178,000
Other assets                                                                         377,000                      382,000
                                                                              ---------------           ------------------
   TOTAL ASSETS                                                               $   26,658,000            $      27,035,000
                                                                              ===============           ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                       $      897,000            $         948,000
  Accrued payroll and related liabilities                                            459,000                      577,000
  Current portion of long-term debt                                                  491,000                      153,000
  Accrued store closings                                                             197,000                      287,000
  Other accrued taxes                                                                141,000                      141,000
  Income taxes payable                                                                   -                            -
                                                                              ---------------           ------------------
     Total current liabilities                                                     2,185,000                    2,106,000

Long-term debt, less current portion                                               2,110,000                    2,147,000
                                                                              ---------------           ------------------
    Total liabilities                                                              4,295,000                    4,253,000
                                                                              ---------------           ------------------

Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,078,620 and 14,034,620 shares issued and
    13,822,543 and 13,778,543 shares outstanding                                     141,000                      141,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                          -                            -
 Additional paid-in capital                                                       21,352,000                   21,352,000
 Retained earnings                                                                 2,488,000                    2,789,000
 Treasury stock, at cost (256,077 shares)                                         (1,440,000)                  (1,440,000)
 Unrealized losses on debt and equity investments                                   (128,000)                    (110,000)
 Cumulative translation adjustment                                                   (50,000)                      50,000
                                                                              ---------------           ------------------
    Total stockholders' equity                                                    22,363,000                   22,782,000
                                                                              ---------------           ------------------
Commitments and contingencies

                                                                              ---------------           ------------------
  Total liabilities and stockholders' equity                                  $   26,658,000            $      27,035,000
                                                                              ===============           ==================

See accompanying notes to consolidated financial statements.

                           VIE DE FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                      -----------------------------
                                                                              FIRST QUARTER
                                                                      -----------------------------
                                                                           TWELVE WEEKS ENDED
                                                                      -----------------------------
                                                                         Sep 21,          Sep 16,
                                                                          1996              1995
                                                                      -------------    ------------
NET SALES                                                             $  2,782,000      $ 3,862,000

COST OF GOODS SOLD                                                       2,538,000        3,486,000
                                                                      -----------------------------
    GROSS MARGIN                                                           244,000          376,000

SELLING AND ADMINISTRATION                                                 795,000          927,000
DEPRECIATION AND AMORTIZATION                                               24,000           26,000
OTHER INCOME                                                                (7,000)          (5,000)
LOSS ON EQUITY METHOD INVESTMENT                                                 0                0
                                                                      -----------------------------
    LOSS FROM OPERATIONS                                                  (568,000)        (572,000)
                                                                      -----------------------------

NONOPERATING INCOME (EXPENSE)
    INVESTMENT INCOME                                                      222,000          257,000
    INTEREST EXPENSE                                                       (43,000)         (66,000)
    OTHER INCOME (EXPENSE)                                                  (2,000)          39,000
                                                                      -----------------------------
        TOTAL NONOPERATING INCOME                                          177,000          230,000
                                                                      -----------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, DISCONTINUED OPERATIONS, AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                          (391,000)        (342,000)
PROVISION FOR INCOME TAX (EXPENSE) BENEFIT                                       -          110,000
                                                                      -----------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
  OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAXES                                                 (391,000)        (232,000)


LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES                                  -                -
GAIN FROM SALE OF DISCONTINUED OPERATIONS, NET OF TAXES                     90,000           75,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES                0          197,000

                                                                      -----------------------------
NET INCOME (LOSS)                                                     $   (301,000)     $    40,000
                                                                      =============================

NET INCOME (LOSS) PER COMMON SHARE:
  CONTINUING OPERATIONS AFTER INCOME TAXES, BEFORE
    DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE, NET OF TAXES                                $      (0.03)     $     (0.02)
  DISCONTINUED OPERATIONS                                             $       0.01      $      0.01
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 $          -      $      0.01
                                                                      -----------------------------
NET INCOME (LOSS) PER COMMON SHARE                                    $      (0.02)     $      0.00
                                                                      =============================

WEIGHTED AVERAGE SHARES OUTSTANDING                                     13,822,543       13,780,338
                                                                      =============================



See accompanying notes to consolidated financial statements.

                          VIE DE FRANCE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             ------------------------------------
                                                                                          Year-to-date
                                                                                       Twelve weeks ended
                                                                                Sep 21,                 Sep 16,
                                                                                 1996                     1995
                                                                             -----------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $ (301,000)             $    40,000
Adjustments to reconcile net income (loss) to
  net cash (used) provided by operating activities
    Gain from sale of discontinued operations                                   (90,000)                 (75,000)
    Loss on equity method investment                                            (19,000)                       -
    Depreciation and amortization, including
        discontinued operations                                                 196,000                  277,000
    Gain on disposal of fixed assets                                                  -                        -
    Change in cumulative translation adjustment                                (100,000)                   8,000
    Cumulative effect of change in accounting principle, net                          -                 (197,000)
    Income tax benefit                                                                -                 (110,000)
    Changes in assets and liabilities, net of
     effects of discontinued operations and non-cash transactions:
       Decrease (increase) in accounts receivable trade, net                    235,000                 (244,000)
       Decrease (increase) in inventory                                          97,000                 (854,000)
       (Increase) decrease in prepaid expenses                                  (59,000)                  11,000
       (Increase) decrease in notes receivable, related party                  (110,000)                 (26,000)
       (Increase) decrease in other assets                                      (37,000)                 174,000
       (Decrease) increase in accounts payable
          and accrued expenses                                                  (51,000)                (539,000)
      Increase (decrease) in accrued payroll and related liabilities           (117,000)                  41,000
      Decrease in accrued store closing costs                                         -                  224,000
      (Decrease) increase in other accrued taxes                                      -                        -
      Decrease in income taxes payable                                                -                  (18,000)
                                                                             -----------             ------------
  Net cash (used) provided by operating activities                             (356,000)              (1,288,000)
                                                                             -----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale (purchase) of investments, net                                           44,000                2,004,000
   Investments in common stock                                                        -                 (500,000)
   Proceeds from sale of discontinued operations,
      net of transaction costs                                                        -                        -
   Restaurant Dispositions                                                            -                        -
   Proceeds on disposal of fixed assets                                               -                        -
   Capital expenditures                                                         (42,000)                (215,000)
                                                                             -----------             ------------
  Net cash provided by investing activities                                       2,000                1,289,000
                                                                             -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                                   -                        -
  Increase borrowings and reduction of debt                                     300,000                 (283,000)
  Proceeds from issuance of stock                                                     -                    4,000
                                                                             -----------             ------------
      Net cash provided (used) by financing activities                          300,000                 (279,000)
                                                                             -----------             ------------

      Net increase (decrease) in cash and cash equivalents                      (54,000)                (278,000)
      Cash and cash equivalents, beginning of period                          6,862,000                5,314,000
                                                                             -----------             ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $6,808,000              $ 5,036,000
                                                                             ===========             ============


See accompanying notes to consolidated financial statements

                           VIE de FRANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1)    Fiscal Periods

      The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarter of fiscal year 1997 contains 12 weeks, and the third quarter contains 16.

2)    Dividends - None.

3)    Contingency - None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

      Vie de France Corporation reported a net loss of $301,000 for first quarter 1997 due primarily to lower U.S. sales volumes. Sales to food service, transportation and retail customers fell.

NET SALES

         First quarter 1997 sales totaled $2,782,000, down 28% from first quarter 1996 sales of $3,862,000. Food service sales fell $560,000, or 29%, because of lower volume for banquets and other special events. Sales to airline customers declined by $134,000, or 11%, while retail sales fell $270,000, or 79%, primarily because sales of the Company's "Dinner for 4" meals to Sam's Clubs were discontinued in January, 1996. International sales declined $180,000, or 85%, from the first quarter 1996, primarily because of comparisons with a large one-time sale to Japan in the year-ago period. European sales of fish packed by the Company's Norwegian plant totaled $84,000 during the first quarter of fiscal 1997, compared with $32,000 in the year-ago quarter

         During the fiscal 1997 first quarter, sales to hotels and other foodservice customers, airlines, retail and international customers represented 54%, 39%, 7 for all others, respectively.

         The Company focused on cost containment and improved operating efficiency during much of fiscal 1996. The benefits of these initiatives to contain inventory, reduce labor costs and reduce other expenses were apparent in first quarter 1997 results. First quarter 1997 fixed costs were $1,453,000, down 12% from $1,642,000 in the first quarter of 1996. The Company decreased inventories by 37% in the first quarter, to $2,022,000 from $3,205,000 in the 1996 period, without loss of service or food quality to customers.

         The Company's sales of high-quality frozen foods have historically been primarily to hotels, airlines and other food service providers who order through distribution networks. The Company is also focusing on the retail segment and has begun tests of its products with a number of supermarket chains, primarily in the Eastern U.S. Although results have been encouraging, it is too early to determine whether these tests, which focus on the so-called "home-meal replacement" market, will lead to significant sales volumes.





         A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                                  QUARTER ENDED
                                                                             --------------------------
                                                                             SEP. 21,          SEP. 16,
                                                                               1996              1995
                                                                               ----              ----
                                                                               (dollars in thousands)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,782           $  3,862
Gross margin percentage . . . . . . . . . . . . . . . . . . . . . . . . .          9%                10%
Loss from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (568)              (572)


         Fiscal year 1997's first quarter sales decreased by 28% from the fiscal year 1996 quarter to $2,782,000 from $3,862,000.

         First quarter 1997 gross margin as a percentage of total net sales decreased to 9% from 10% in the year-ago quarter. The gross margin of 9% for first quarter fiscal year 1997 results from lower sales volumes.

SELLING AND ADMINISTRATIVE EXPENSES

         A comparison of selling and general administrative costs follows:

                                                                                   QUARTER ENDED
                                                                                 -------------------
                                                                                 SEP. 21,   SEP. 16,
                                                                                   1996      1995
                                                                                   ----      ----
                                                                                (dollars in thousands)
Selling and administrative costs  . . . . . . . . . . . . . . . . . . . . .     $ 795         $ 927

         Selling and administrative costs decreased 14% during the fiscal 1997 first quarter, to $795,000 from $927,000 in same quarter of fiscal 1996. The decrease resulted from cost containment measures implemented during fiscal year 1996, which were in place for the first quarter fiscal year 1997. Selling and administrative costs constituted 29% of net sales during the quarter due to low sales volumes, compared with 24% during the fiscal 1996 first quarter.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $2,000 to $24,000 for the first quarter of fiscal year 1997, compared with $26,000 for the same period a year ago.

NONOPERATING INCOME AND EXPENSE

         Investment income decreased in first quarter fiscal 1997 due to lower level of interest rates. Investment income consists of returns earned on funds received from the sale of the Restaurant Division, together with interest income associated with the return of the 4,900,000 loan from the collateralized European deposit at the end of fiscal year 1996. In fiscal year 1996 the Company engaged the services of a new investment management firm, Cypress Capital Management, to manage all of its free cash reserves. The investment approach remains conservative, focusing on preservation of capital and consistency of total returns.

         Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At September 21, 1997, the Company, through its Norwegian subsidiary, had borrowings of approximately $2.6 million, bearing interest at rates ranging from 7.25% to 10.0%. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year.

PROVISION FOR TAXES

         During the first quarter of fiscal 1997 the company recognizes no income tax benefit.

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

NEW ACCOUNTING STANDARDS

      In June 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and or Long-lived Assets to Be Disposed of ("SFAS No. 121). SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has implemented this standard and determined that no adjustments to the carrying value of long-lived assets is required during this quarter.

       In October 1995, the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Account Stock-Based Compensation ("Statement 123"). Statement 123 recommends, but does not require, the adoption of a fair value method of accounting for stock-based compensation to employees including common stock options, and stock-based compensation to individuals other than employees. The Company currently intends to continue recording stock-based compensation to employees under the intrinsic value method and does not intend to adopt the fair value method of accounting for stock-based compensation to employees as permitted by Statement 123.

IMPACT OF INFLATION AND THE ECONOMY

         Variations in labor and ingredient costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to, but generally higher than the federal minimum rates.

         The Company's sales pricing structure allows for the fluctuation of raw material prices. As a result, market price variations do not significantly affect the gross margin realized on product sales. Customer sensitivity to price changes can influence the overall sales of individual products.

LIQUIDITY AND CAPITAL RESOURCES

         At September 21, 1996 the Company's combined total of the cash and short-term investment balances was $9,345,000 compared to $9,520,000 at June 29, 1996. Additionally, the Company held investments of $5,675,000 and $5,598,000 at September 21, 1996, and June 29, 1996, respectively, with maturities greater than one year. In addition, the Company held one common stock investment of $14,000 at September 21, 1996 and June 29, 1996. This decrease in liquidity is a direct result of the increased working capital requirements for the Company.

         Net cash used by operations amounted to $356,000 and $1,288,000 for first quarters 1997 and 1996, respectively. Cash used by the U.S. plant decreased by $932,000 in the first quarter 1997, from first quarter 1996.
Cash in the amount of $2,000 was provided by investing activities. Cash in the amount of $300,000 was provided by financing activities, against the overdraft facility established for the Norwegian operations.

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

         The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of September 21, 1996, $335,000 was outstanding under this overdraft facility. The subsidiary can borrow up to $800,000 under this commitment.

FUTURE PROSPECTS

         The Company's top priority for the balance of fiscal 1997 and for fiscal 1998 will be to increase sales. The focus of U.S. sales and marketing efforts will be on increased sales to transportation, hotel and catering customers, on the food service side of the business, and to retail customers for home-meal replacement and other products. The Company will also devote sales and marketing attention to achieving increased European sales.

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


                                          VIE DE FRANCE CORPORATION
                                          -------------------------

Date:   November 1, 1996                  By: /s/Stanislas Vilgrain
       ------------------------               ---------------------
                                                 Stanislas Vilgrain
                                                 President and CEO


                                          By: /s/Carl M. Youngman
                                              -------------------
                                                 Carl M. Youngman
                                                 Acting Chief Financial Officer
                                                 and Treasurer

                                          By: /s/Leara L. Dory
                                              ----------------
                                                 Leara L. Dory
                                                 Controller of Finance and
                                                 Accounting
                                                 (Financial Officer - Secretary)