Form 10-Q/A
period 1996-09-21
VIE DE FRANCE CORP
filed 1996-11-01
CIK 737602

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

                           VIE DE FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                      -----------------------------
                                                                              FIRST QUARTER
                                                                      -----------------------------
                                                                           TWELVE WEEKS ENDED
                                                                      -----------------------------
                                                                         Sep 21,          Sep 16,
                                                                          1996              1995
                                                                      -------------    ------------
NET SALES                                                             $  2,809,000      $ 3,862,000

COST OF GOODS SOLD                                                       2,565,000        3,486,000
                                                                      -----------------------------
    GROSS MARGIN                                                           244,000          376,000

SELLING AND ADMINISTRATION                                                 795,000          927,000
DEPRECIATION AND AMORTIZATION                                               24,000           26,000
OTHER INCOME                                                                (7,000)          (5,000)
LOSS ON EQUITY METHOD INVESTMENT                                                 0                0
                                                                      -----------------------------
    LOSS FROM OPERATIONS                                                  (568,000)        (572,000)
                                                                      -----------------------------

NONOPERATING INCOME (EXPENSE)
    INVESTMENT INCOME                                                      222,000          257,000
    INTEREST EXPENSE                                                       (43,000)         (66,000)
    OTHER INCOME (EXPENSE)                                                  (2,000)          39,000
                                                                      -----------------------------
        TOTAL NONOPERATING INCOME                                          177,000          230,000
                                                                      -----------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, DISCONTINUED OPERATIONS, AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                          (391,000)        (342,000)
PROVISION FOR INCOME TAX (EXPENSE) BENEFIT                                       -          110,000
                                                                      -----------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
  OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAXES                                                 (391,000)        (232,000)


LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES                                  -                -
GAIN FROM SALE OF DISCONTINUED OPERATIONS, NET OF TAXES                     90,000           75,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES                0          197,000

                                                                      -----------------------------
NET INCOME (LOSS)                                                     $   (301,000)     $    40,000
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

NET SALES

         First quarter 1997 sales totaled $2,809,000, down 27% from first quarter 1996 sales of $3,862,000. Food service sales fell $560,000, or 29%, because of lower volume for banquets and other special events. Sales to airline customers declined by $134,000, or 11%, while retail sales fell $270,000, or 79%, primarily because sales of the Company's "Dinner for 4" meals to Sam's Clubs were discontinued in January, 1996. International sales declined $180,000, or 85%, from the first quarter 1996, primarily because of comparisons with a large one-time sale to Japan in the year-ago period. European sales of fish packed by the Company's Norwegian plant totaled $84,000 during the first quarter of fiscal 1997, compared with $32,000 in the year-ago quarter

         During the fiscal 1997 first quarter, sales to hotels and other foodservice customers, airlines, retail and international customers represented 54%, 39%, 7 for all others, respectively.

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





         A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                                  QUARTER ENDED
                                                                             --------------------------
                                                                             SEP. 21,          SEP. 16,
                                                                               1996              1995
                                                                               ----              ----
                                                                               (dollars in thousands)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,809           $  3,862
Gross margin percentage . . . . . . . . . . . . . . . . . . . . . . . . .          9%                10%
Loss from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (568)              (572)


         Fiscal year 1997's first quarter sales decreased by 27% from the fiscal year 1996 quarter to $2,809,000 from $3,862,000.

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