Form 10-Q
period 1996-12-14
VIE DE FRANCE CORP
filed 1997-01-22
CIK 737602

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended     DECEMBER 14, 1996
                                          ---------------------

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
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 14, 1996.

            COMMON STOCK 0.01 PAR VALUE                     NUMBER OF SHARES
            ---------------------------                     ----------------
                CLASS A                                          13,822,543
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

                           VIE de FRANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                      ---------------------------------------
                                                                        December 14,               June 29,
                                                                           1996                      1996
                                                                      ---------------         ---------------
ASSETS
Current Assets
  Cash and cash equivalents                                            $   1,717,000           $   6,862,000
  Investments, current                                                     2,063,000               2,658,000
  Accounts receivable, trade                                               1,719,000               1,486,000
 Inventory                                                                 2,130,000               2,119,000
 Prepaid expenses                                                            168,000                 137,000
 Current portion of notes receivable, related party                           10,000                  10,000
 Other current assets                                                        461,000                 292,000
                                                                      ---------------         ---------------
   TOTAL CURRENT ASSETS                                                    8,268,000              13,564,000

Investments, noncurrent                                                   10,908,000               5,598,000
Fixed assets, net                                                          4,887,000               5,313,000
Note receivable, related party, including accrued interest,
   less current portion                                                    2,235,000               2,178,000
Other assets                                                                 572,000                 382,000
                                                                      ---------------         ---------------
   TOTAL ASSETS                                                        $  26,870,000           $  27,035,000
                                                                      ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                $     540,000           $     948,000
  Accrued payroll and related liabilities                                    518,000                 577,000
  Current portion of long-term debt                                          560,000                 153,000
  Accrued store closings                                                     142,000                 287,000
  Other accrued taxes                                                        139,000                 141,000
                                                                      ---------------         ---------------
     Total current liabilities                                             1,899,000               2,106,000

Long-term debt, less current portion                                       2,097,000               2,147,000
                                                                      ---------------         ---------------
    Total liabilities                                                      3,996,000               4,253,000
                                                                      ---------------         ---------------
Stockholders' equity
 Common stock (class A)  - $.01 par value, 20,000,000 shares authorized, 14,078,620 and 14,078,620 shares issued and
    13,822,543 and 13,822,543 shares outstanding                             141,000                 141,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                  -                       -
 Additional paid-in capital                                               21,352,000              21,352,000
 Retained earnings                                                         2,798,000               2,789,000
 Treasury stock, at cost (256,077 shares)                                 (1,440,000)             (1,440,000)
 Unrealized gains (losses) on debt and equity investments                    102,000                (110,000)
 Cumulative translation adjustment                                           (79,000)                 50,000
                                                                      ---------------         ---------------
    Total stockholders' equity                                            22,874,000              22,782,000
                                                                      ---------------         ---------------
Commitments and contingencies
                                                                      ---------------         ---------------
  Total liabilities and stockholders' equity                           $  26,870,000           $  27,035,000
                                                                      ===============         ===============

See accompanying notes to consolidated financial statements.

                           VIE de FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 -----------------------------   -----------------------------
                                                                         SECOND QUARTER                   YEAR TO DATE
                                                                 -----------------------------   -----------------------------
                                                                       TWELVE WEEKS ENDED           TWENTY FOUR WEEKS ENDED
                                                                 -----------------------------   -----------------------------
                                                                     Dec 14,         Dec 9,          Dec 14,         Dec 9,
                                                                      1996            1995            1996            1995
                                                                 -------------   -------------   -------------   -------------
NET SALES                                                         $ 3,649,000     $ 4,215,000     $ 6,458,000     $ 8,077,000

COST OF GOODS SOLD                                                  2,857,000       3,533,000       5,423,000       7,019,000
                                                                 -----------------------------   -----------------------------
    GROSS MARGIN                                                      792,000         682,000       1,035,000       1,058,000

SELLING AND ADMINISTRATION                                            926,000         857,000       1,721,000       1,784,000
DEPRECIATION AND AMORTIZATION                                          25,000          23,000          49,000          50,000
OTHER INCOME                                                          (24,000)         (1,000)        (32,000)         (6,000)
                                                                 -----------------------------   -----------------------------
    LOSS FROM OPERATIONS                                             (135,000)       (197,000)       (703,000)       (770,000)
                                                                 -----------------------------   -----------------------------

NONOPERATING INCOME (EXPENSE):
    INVESTMENT INCOME                                                 273,000         257,000         495,000         514,000
    INTEREST INCOME (EXPENSE), NET                                    (36,000)        (54,000)        (79,000)       (119,000)
    OTHER INCOME (EXPENSE), NET                                         1,000         (28,000)         (1,000)         11,000
                                                                 -----------------------------   -----------------------------
        TOTAL  NONOPERATING INCOME                                    238,000         175,000         415,000         406,000
                                                                 -----------------------------   -----------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, DISCONTINUED OPERATIONS, AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                            103,000         (22,000)       (288,000)       (364,000)
PROVISION FOR INCOME TAX BENEFIT                                          -               -               -           110,000
                                                                 -----------------------------   -----------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                    103,000         (22,000)       (288,000)       (254,000)


GAIN FROM SALE OF DISCONTINUED OPERATIONS, NET OF TAXES               207,000          97,000         297,000         172,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF TAXES                                                            -               -               -           197,000

                                                                 -----------------------------   -----------------------------
NET INCOME                                                        $   310,000     $    75,000     $     9,000     $   115,000
                                                                 =============================   =============================

NET INCOME (LOSS) PER COMMON SHARE:
  CONTINUING OPERATIONS BEFORE DISCONTINUED
    OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                     $      0.01     $       -       $     (0.02)    $     (0.02)
  DISCONTINUED OPERATIONS                                         $      0.01     $      0.01     $      0.02     $      0.01
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             $       -       $       -       $       -       $      0.02
                                                                 -----------------------------   -----------------------------
NET INCOME PER COMMON SHARE                                       $      0.02     $      0.01     $      0.00     $      0.01
                                                                 =============================   =============================

WEIGHTED AVERAGE SHARES OUTSTANDING                                13,822,543      13,780,338      13,822,543      13,780,793
                                                                 =============================   =============================



See accompanying notes to consolidated financial statements.

                           VIE de FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        ---------------------------------------
                                                                                       Year-to-date
                                                                                  Twenty Four  weeks ended
                                                                             Dec 14,                 Dec 9,
                                                                              1996                    1995
                                                                        -----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $       9,000           $    115,000
Adjustments to reconcile net income to
  net cash used by operating activities
    Gain from sale of discontinued operations                                   (90,000)              (171,000)
    Depreciation and amortization                                               490,000                555,000
    Change in cumulative translation adjustment                                (129,000)                39,000
    Cumulative effect of change in accounting principle, net                        -                 (197,000)
    Income tax benefit                                                              -                 (110,000)
    Changes in assets and liabilities, net of
     effects of discontinued operations and
       non-cash transactions:
       Increase in accounts receivable trade, net                              (232,000)              (101,000)
       Increase in inventory                                                    (11,000)              (709,000)
       Increase in prepaid expenses                                             (31,000)              (238,000)
       Increase in notes receivable, related party                              (57,000)               (52,000)
       (Increase) decrease in other assets                                     (371,000)               156,000
       Decrease in accounts payable
          and accrued expenses                                                 (408,000)              (608,000)
      Decrease in accrued payroll and related liabilities                       (58,000)               (76,000)
      (Decrease) increase in accrued store closing costs                        (57,000)               301,000
      Increase in other accrued taxes                                               -                   52,000
      Decrease in income taxes payable                                              -                 (102,000)
                                                                        -----------------       ---------------
  Net cash used by operating activities                                        (945,000)            (1,146,000)
                                                                        -----------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments, net                                                         -                1,519,000
   Purchase of investments, net                                              (4,505,000)                   -
   Investments in common stock                                                      -                 (500,000)
   Capital expenditures                                                         (51,000)              (272,000)
                                                                        -----------------       ---------------
  Net cash (used)  provided by investing activities                          (4,556,000)               747,000
                                                                        -----------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                       $     356,000           $     15,000
  Proceeds from issuance of stock                                                   -                   (2,000)
                                                                        -----------------       ---------------
      Net cash provided by financing activities                                 356,000                 13,000
                                                                        -----------------       ---------------

      Net decrease in cash and cash equivalents                              (5,145,000)              (386,000)
      Cash and cash equivalents, beginning of period                          6,862,000              5,314,000
                                                                        -----------------       ---------------

CASH and CASH EQUIVALENTS, END OF PERIOD                                  $   1,717,000           $  4,928,000
                                                                        =================       ===============


See accompanying notes to consolidated financial statements

                           VIE de FRANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)      Financial Statements

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

2)      Fiscal Periods

      The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarter of fiscal years 1997 and 1996 contains 12 weeks, and the third quarter contain 16.

3)    Inventory

      The inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

      Inventory consist of:


                                                                           DEC 14,   JUN 29,
                                                                            1996      1996
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . .          $456,000   $  529,000
Frozen product & other finished goods . . . . . . . . . . . . .         1,448,000    1,448,000
Packing materials & supplies  . . . . . . . . . . . . . . . . .           272,000      193,000
                                                                          -------     --------
                                                                        2,176,000    2,170,000
Less obsolescence reserve . . . . . . . . . . . . . . . . . . .           (46,000)     (51,000)
                                                                          -------      -------

                                                                     $  2,130,000   $2,119,000
                                                                        =========    =========

4)    Dividends - None.

5)    Contingency

      The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts which it may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.

6)    Discontinued Operations

      The Company recognized $204,000 of income tax benefit in the second quarter of fiscal year 1997. This income tax benefit was derived from amendment of tax returns for the fiscal year 1994. During the second quarter of fiscal year 1996 the Company reduced its accrual relating to the sale of the former Restaurant Division by $97,000.

      During the first quarter of fiscal year 1997 the Company reduced its accrual relating to the sale of the former Restaurant Division by $90,000. During the first quarter of fiscal year 1996, the Company reached a settlement with the Environmental Protection Agency, therefore reducing reserves relating to the Company's former Bakery Division by $75,000.

7)    New Accounting Pronouncements

  In June 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and or Long-lived Assets to Be Disposed of ("SFAS No. 121). SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has implemented this standard and determined that no adjustments to the carrying value of long-lived assets are required to date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Therefore, the Company wishes to caution readers that various factors have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

RESULTS OF OPERATIONS
      Vie de France Corporation reported a net income of $310,000 for second quarter 1997 and $9,000 year to date. The net income for the second quarter 1997 is primarily due to recognition of income tax receivable of $204,000, and continued reductions in operating costs at both its US and Norwegian facilities.

TWELVE WEEKS ENDED DECEMBER 14, 1996 COMPARED TO TWELVE WEEKS ENDED DECEMBER 9, 1995

NET SALES
      Second quarter 1997 sales totaled $3,649,000, down 13% from second quarter 1996 sales of $4,215,000. Food service sales fell $437,000, or 18%, because of lower volume for banquets and other special events. Sales to airline customers increased by $365,000, or 40%, while retail sales fell $294,000, or 57%, primarily because sales of the Company's "Dinner for 4" meals to Sam's Clubs were discontinued in January 1996. International sales declined $111,000, or 82%, from the second quarter 1996, primarily because of comparisons with a large one-time sale to a Japanese company in the year-ago period. European sales of fish packed by the Company's Norwegian plant totaled $191,000 during the second quarter of fiscal 1997, compared with $119,000 in the year-ago quarter.

      During the fiscal 1997 second quarter, sales to hotels and other foodservice customers, airlines, retail and other customers represented 53%, 35%, 6%, and 6%, respectively compared to 56%, 22%, 12% and 10%, respectively a year ago quarter.

      The Company's focus on cost containment and improved operating efficiency continues to illustrate the benefits of these initiatives in second quarter 1997, by containing inventory and reducing labor and other operating costs. Second quarter 1997 operating costs were $3,784,000, down 14% from $4,412,000 in the second quarter of 1996. The Company's inventories in the second quarter, remained flat at $2,030,000 from $2,119,000 in the 1996 period.

      The Company's primary objective is to increase sales of high quality frozen foods to hotels and airlines. The Company's distribution is typically handled by traditional foodservice distributors.

A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                 QUARTER ENDED
                                                            ------------------
                                                           DEC. 14,         DEC. 9,
                                                             1996             1995
                                                             ----             ----
                                                             (dollars in thousands)
Net sales . . . . . . . . . . . . . . . . . . . . . . . .  $   3,649      $   4,215
Gross margin percentage . . . . . . . . . . . . . . . . .         22%            16%
Loss from operations  . . . . . . . . . . . . . . . . . .  $    (135)          (197)

      Fiscal year 1997's second quarter sales decreased by 13% from the fiscal year 1996 quarter to $3,649,000 from $4,215,000.

      Second quarter 1997 gross margin as a percentage of total net sales increased to 22% from 16% in the year-ago quarter. The gross margin of 22% for second quarter fiscal year 1997 primarily results from cost containment programs which was established in fiscal year 1996 to reduce inventory, labor and operating costs at both the Company's US and Norwegian operations.

SELLING AND ADMINISTRATIVE EXPENSES

      A comparison of selling and general administrative costs follows:

                                                                   QUARTER ENDED
                                                            -------------------------
                                                            DEC. 14,          DEC. 9,
                                                              1996             1995
                                                              ----            ----
                                                              (dollars in thousands)
Selling and administrative costs  . . . . . . . . .         $   926            $  857


      Selling and administrative costs increased 8% during the fiscal 1997 second quarter, to $926,000 from $857,000 in same quarter of fiscal 1996. The increase resulted from marketing investments of $89,000. Selling and administrative costs constituted 25% of net sales during the quarter due to low sales volumes, compared with 20% during the fiscal 1996 second quarter.


DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased $2,000 to $25,000 for the second quarter of fiscal year 1997, compared with $23,000 for the same period a year ago.

NONOPERATING INCOME AND EXPENSE

      Investment income increased in second quarter fiscal 1997 due to higher interest rates compared to a year ago. Investment income consists of returns earned on funds received from the sale of the Restaurant Division, together with interest income associated with the return of the 4,900,000 loan from the collateralized European deposit at the end of fiscal year 1996.

      Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At December 14, 1996, the Company, through its Norwegian subsidiary, had borrowings of approximately $2.7 million, bearing interest at rates ranging from 7.25% to 10.0%. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year.

TWENTY FOUR WEEKS ENDED DECEMBER 14, 1996 COMPARED TO TWENTY-FOUR WEEKS ENDED DECEMBER 9, 1995

NET SALES

      Second quarter year to date sales total $6,458,000, down 20% from a year ago sales of $8,077,000. Food service sales fell $997,000, or 23%, because of lower volume for banquets and other special events. Sales to airline customers increased by $231,000, or 11%, while retail sales fell $564,000, or 48%, primarily because sales of the Company's "Dinner for 4" meals to Sam's Clubs were discontinued in January 1996. International sales declined $291,000, or 84%, primarily because of comparisons with a large one-time sale to Japan. European sales of fish packed by the Company's Norwegian plant totaled $275,000 during the first two quarters of fiscal 1997, compared with $151,000 a year-ago.

      Year to date 1997 sales to hotels and other foodservice customers, airlines, retail and other customers represented 52%, 37%, 6%, 5%, respectively compared to 53%, 27%, 10% and 10%, respectively a year ago.

      The Company's focus on cost containment and improved operating efficiency continues to illustrate the benefits of these initiatives throughout fiscal year 1997, by containing inventory, reducing labor and other operating costs. Year to date 1997 operating costs were $7,161,000, down 19% from $8,847,000 a year ago. The Company's inventories year to date 1997, remained flat at $2,030,000 from $2,119,000 in the 1996 period.

A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                                         YEAR TO DATE
                                                                             ------------------------
                                                                               DEC. 14,        DEC. 9,
                                                                                1996            1995
                                                                                ----            ----
                                                                               (dollars in thousands)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,458      $   8,077
Gross margin percentage . . . . . . . . . . . . . . . . . . . . . . . . . .        16%            13%
Loss from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (703)          (770)

      Fiscal year 1997's year to date sales decreased by 20% from the fiscal year 1996 year to date to $6,458,000 from $8,077,000.

      Fiscal year to date 1997 gross margin as a percentage of total net sales increased to 16% from 13% in the year-ago quarter. The gross margin of 16% for fiscal year to date 1997 results from reduction of operating costs at both the Company's US and Norwegian operations.

      SELLING AND ADMINISTRATIVE EXPENSES

      A comparison of selling and general administrative costs follows:

                                                                   YEAR TO DATE
                                                             -----------------------
                                                             DEC. 14,        DEC. 9,
                                                               1996           1995
                                                               ----           ----
                                                             (dollars in thousands)
Selling and administrative costs  . . . . . . . . . . .   .  $   1,721      $   1,784

         Selling and administrative costs decreased 4% during the 1997 fiscal year, to $1,721,000 from $1,784,000 a year ago. The decrease resulted from costs containment measures implemented during the fiscal year 1996. Selling and administrative costs constituted 27% of net sales during fiscal year 1997 due to low sales volumes, compared with 22% during the year ago period.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $1,000 to $49,000 for year to date fiscal year 1997, compared with $50,000 for the same period a year ago.

NONOPERATING INCOME AND EXPENSE

         Investment income decreased year to date second quarter fiscal 1997 due to lower interest rates compared to a year ago. Investment income consists of returns earned on funds received from the sale of the Restaurant Division, together with interest income associated with the return of the 4,900,000 loan from the collateralized European deposit at the end of fiscal year 1996. In fiscal year 1996 the Company engaged the services of a new investment management firm, Cypress Capital Management, to manage all of its available cash reserves. The investment approach remains conservative, focusing on preservation of capital and consistency of total returns.

         Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At December 14, 1996, the Company, through its Norwegian subsidiary, had borrowings of approximately $2.7 million, bearing interest at rates ranging from 7.25% to 10.0%. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year.

PROVISION FOR TAXES

         During the fiscal year 1997 the Company does not expect to recognize any income tax benefit from continuing operations.

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

NEW ACCOUNTING STANDARDS

      In June 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and or Long-lived Assets to Be Disposed of ("SFAS No. 121). SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has implemented this standard and determined that no adjustments to the carrying value of long-lived assets are required to date.

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


LIQUIDITY AND CAPITAL RESOURCES

         At December 14, 1996, the Company's combined total of cash and short-term investment balances was $3,780,000, compared with $9,520,000 at June 29, 1996. Additionally, the Company held investments of $10,908,000 and $5,598,000 at December 14, 1996, and June 29, 1996, respectively, with maturities greater than one year. This decrease in liquidity is a direct result of the increased working capital requirements for the Company.

         Net cash used by operations amounted to $945,000 and $1,146,000 for the first two quarters of 1997 and 1996, respectively. Cash in the amount of $4,556,000 was used by investing activities to purchase $4,505,000 of investments with maturities greater than one year, and $51,000 of capital expenditures. Cash in the amount of $356,000 was provided by financing activities, against the overdraft facility established for the Norwegian operations.

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

         The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of December 14, 1996, $403,000 was outstanding under this overdraft facility. The subsidiary can borrow up to $800,000 under this commitment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's 13th annual meeting of shareholders was held on November 7, 1996. The following individuals were re-elected to serve as Directors for a period of one year and until their successors are elected and qualify:
Jean-Louis Vilgrain (Chairman), Stanislas Vilgrain (President & CEO), Bruno Goussault, Alexandre Vilgrain, George Naddaff, Carl Youngman and James Hackney. The Company's amendment to increase the number shares in its 1992 stock option plan from 300,000 to 1,300,000 was also approved.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits -

              None

         (b)    Reports on Form 8-K -

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            VIE DE FRANCE CORPORATION
                                       -----------------------------------

Date:   January 27, 1997               By: /s/Stanislas Vilgrain
       ------------------------            -------------------------------
                                              Stanislas Vilgrain
                                              President and CEO


                                       By:/s/Carl M. Youngman
                                          -------------------
                                              Carl M. Youngman
                                              Chief Financial Officer
                                              and Treasurer

                                       By: /s/Leara L. Dory
                                           -------------------------
                                              Leara L. Dory
                                              Controller of Finance and
                                                  Accounting
                                              (Financial Officer - Secretary)