Form 10-Q
period 1997-04-05
VIE DE FRANCE CORP
filed 1997-05-16
CIK 737602

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended     APRIL 5, 1997
                                              -----------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    -------------

             Commission File Number            0-12800
                                    ---------------------------

                           VIE DE FRANCE CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 52-0948383
             -------------                             ------------
    (State or other jurisdiction of         (IRS Employer Identification Number)

                         incorporation or organization)

               85 S BRAGG STREET, SUITE 600, ALEXANDRIA, VA 22312
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code)  (703) 750-9600
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               ----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 16, 1997.

       COMMON STOCK 0.01 PAR VALUE                  NUMBER OF SHARES
       ---------------------------                  ----------------
                  CLASS A                              13,822,543
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

                           VIE de FRANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                 ------------------------------------
                                                                      April 5,            June 29,
                                                                       1997                 1996
                                                                 --------------       ---------------
ASSETS
Current Assets
  Cash and cash equivalents                                       $    848,000         $   6,862,000
  Investments, current                                               1,080,000             2,658,000
  Accounts receivable, trade                                         1,655,000             1,486,000
 Inventory                                                           1,886,000             2,119,000
 Prepaid expenses                                                      242,000               137,000
 Current portion of notes receivable, related party
     including accrued interests                                     2,353,000                10,000
 Other current assets                                                  561,000               292,000
                                                                 --------------       ---------------
   TOTAL CURRENT ASSETS                                              8,625,000            13,564,000

Investments, noncurrent                                             10,463,000             5,598,000
Fixed assets, net                                                    4,553,000             5,313,000
Note receivable, related party, including accrued interest,
   less current portion                                              2,000,000             2,178,000
Other assets                                                           330,000               382,000
                                                                 --------------       ---------------
   TOTAL ASSETS                                                   $ 25,971,000         $  27,035,000
                                                                 ==============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                           $  1,041,000         $     948,000
  Accrued payroll and related liabilities                              561,000               577,000
  Current portion of long-term debt                                    178,000               153,000
  Accrued store closings                                               132,000               287,000
  Other accrued taxes                                                  130,000               141,000
                                                                 --------------       ---------------
     Total current liabilities                                       2,042,000             2,106,000

Long-term debt, less current portion                                 1,874,000             2,147,000
                                                                 --------------       ---------------
    Total liabilities                                                3,916,000             4,253,000
                                                                 --------------       ---------------

Stockholders' equity
 Common stock (class A) - $.01 par value, 20,000,000 shares
    authorized, 14,078,620 and 14,078,620 shares issued and
    13,822,543 shares outstanding                                      141,000               141,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                              -                     -
 Additional paid-in capital                                         21,352,000            21,352,000
 Retained earnings                                                   2,236,000             2,789,000
 Treasury stock, at cost (256,077 shares)                           (1,440,000)           (1,440,000)
 Unrealized losses on debt and equity investments                     (235,000)             (110,000)
 Cumulative translation adjustment                                       1,000                50,000
                                                                 --------------       ---------------
    Total stockholders' equity                                      22,055,000            22,782,000
                                                                 --------------       ---------------
Commitments and contingencies
                                                                 --------------       ---------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 25,971,000         $  27,035,000
                                                                 ==============       ===============

See accompanying notes to consolidated financial statements.

                           VIE de FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THIRD QUARTER                           YEAR TO DATE
                                                         ----------------------------------    ----------------------------------
                                                               SIXTEEN WEEKS ENDED                       FORTY WEEKS ENDED
                                                       ------------------------------------    ----------------------------------
                                                           April, 5            March, 30           April, 5          March, 30
                                                             1997                1996                1997               1996
                                                       -----------------   ----------------    -----------------   --------------
NET SALES                                                 $4,020,000          $4,219,000          $10,478,000       $12,295,000

COST OF GOODS SOLD                                         3,716,000           3,798,000            9,138,000        10,857,000
                                                       ----------------------------------      ----------------------------------
    GROSS MARGIN                                             304,000             421,000            1,340,000         1,438,000

SELLING AND ADMINISTRATION                                 1,187,000           1,043,000            2,908,000         2,827,000
DEPRECIATION AND AMORTIZATION                                 28,000              31,000               77,000            80,000
OTHER INCOME                                                 (14,000)            (64,000)             (46,000)          (70,000)
                                                       ----------------------------------      ----------------------------------
    LOSS FROM OPERATIONS                                    (897,000)           (589,000)          (1,599,000)       (1,399,000)
                                                       ----------------------------------      ----------------------------------

NONOPERATING INCOME:
    INVESTMENT INCOME                                        339,000             365,000              833,000           879,000
    INTEREST EXPENSE, NET                                     (5,000)           (130,000)             (85,000)         (249,000)
    OTHER INCOME, NET                                          1,000               1,000                   -             12,000
                                                       ----------------------------------      ----------------------------------
        TOTAL NONOPERATING INCOME                            335,000             236,000              748,000           642,000
                                                       ----------------------------------      ----------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, DISCONTINUED OPERATIONS, AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                  (562,000)           (353,000)            (851,000)         (757,000)
PROVISION FOR INCOME TAX BENEFIT                                 -                   -                    -             110,000
                                                       ----------------------------------      ----------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE
  DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                         (562,000)           (353,000)            (851,000)         (647,000)

GAIN FROM SALE OF DISCONTINUED OPERATIONS,
  NET OF TAXES                                                   -                   -                298,000           172,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAXES                                        -                   -                                  197,000
                                                       ----------------------------------      ----------------------------------
NET LOSS                                               $    (562,000)     $     (353,000)      $     (553,000)   $     (279,000)
                                                       ==================================      ==================================

NET INCOME (LOSS) PER COMMON SHARE:
  CONTINUING OPERATIONS BEFORE DISCONTINUED
    OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                               $       (0.04)      $       (0.03)      $        (0.06)    $       (0.05)
  DISCONTINUED OPERATIONS                              $         -         $         -         $         0.02     $        0.01
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                          $         -         $         -         $          -       $        0.02
                                                       ----------------------------------      ----------------------------------
NET LOSS PER COMMON SHARE                              $       (0.04)      $       (0.03)      $        (0.04)    $       (0.02)
                                                       ==================================      ==================================
WEIGHTED AVERAGE SHARES OUTSTANDING                       13,822,543          13,819,293           13,822,543        13,800,043
                                                       ==================================      ==================================

See accompanying notes to consolidated financial statements.

                           VIE de FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    -----------------------------------
                                                                              Year-to-date
                                                                            Forty  weeks ended
                                                                         April, 5         March 30,
                                                                           1997             1996
                                                                    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $   (553,000)     $   (279,000)
Adjustments to reconcile net income to
  net cash used by operating activities
    Gain from sale of discontinued operations                             (90,000)          (97,000)
    Depreciation and amortization                                         958,000           794,000
    Loss on disposal of fixed assets                                        5,000                -
    Change in cumulative translation adjustment                           (49,000)            3,000
    Cumulative effect of change in accounting principle, net                   -           (197,000)
    Income tax benefit                                                         -           (110,000)
    Changes in assets and liabilities, net of
     effects of discontinued operations and non-cash transactions:
       Increase (decrease) in accounts receivable trade, net             (169,000)          104,000
       Decrease in inventory                                              233,000           198,000
       Increase in prepaid expenses                                      (105,000)          (93,000)
       Increase in accrued interests on notes receivable,
          related party                                                  (165,000)          (91,000)
       (Increase) decrease in other assets                               (236,000)           40,000
       Increase (decrease) in accounts payable
          and accrued expenses                                             93,000          (463,000)
      Decrease in accrued payroll and related liabilities                 (16,000)         (107,000)
      (Decrease) increase in accrued store closing costs                  (65,000)          117,000
      Decrease in other accrued taxes                                     (11,000)          (74,000)
      Decrease in income taxes payable                                         -            (91,000)
                                                                    ----------------   ----------------
  Net cash used by operating activities                                  (170,000)         (346,000)
                                                                    ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments                                                  7,000,000         1,001,000
   Purchase of investments                                            (10,412,000)       (1,612,000)
   Loans to majority shareholder, related party                        (2,000,000)               -
   Investments in common stock                                                 -           (510,000)
   Capital expenditures                                                  (184,000)         (480,000)
                                                                    ----------------   ----------------
  Net cash used provided by investing activities                       (5,596,000)       (1,601,000)
                                                                    ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Reductions of debt                                                 $   (248,000)     $    (61,000)
  Additions to debt                                                  $         -       $     15,000
  Proceeds from issuance of stock                                    $         -             83,000
                                                                    ----------------   ----------------
      Net cash (used) provided by financing activities                   (248,000)           37,000
                                                                    ----------------   ----------------

      Net decrease in cash and cash equivalents                        (6,014,000)       (1,910,000)
      Cash and cash equivalents, beginning of period                    6,862,000         5,314,000
                                                                    ----------------   ----------------

CASH and CASH EQUIVALENTS, END OF PERIOD                             $    848,000      $  3,404,000
                                                                    ================   ================


See accompanying notes to consolidated financial statements

                           VIE de FRANCE CORPORATION

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

2)      Fiscal Periods

      The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters, of fiscal years 1997 and 1996 contain 12 weeks, and the third quarter contains 16.

3)    Inventory

      The inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

      Inventory consist of:


                                                                        APR 5,            JUN 29,
                                                                         1997              1996
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . .       $558,000        $  529,000
Frozen product & other finished goods . . . . . . . . . . . . . .        983,000         1,448,000
Packing materials & supplies  . . . . . . . . . . . . . . . . . .        393,000           193,000
                                                                         -------          --------
                                                                       1,934,000         2,170,000
Less obsolescence reserve . . . . . . . . . . . . . . . . . . . .        (48,000)          (51,000)
                                                                        --------           -------

                                                                    $  1,886,000        $2,119,000
                                                                       =========         =========

4)    Dividends - None.

5)    Committments and Contingencies

      The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts which it may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.

6)       Transaction with Related Party

         During the third quarter of fiscal year 1997 the Company issued a collateralized loan to its majority shareholder, Food Research Corporation to fund the operations of one of its wholly-owned subsidiaries. The loan of approximately $2,000,000, bears interest at 8.25% and is secured by shares of the Company's stock. This loan is scheduled to be paid in three years, with quarterly interest payments.

7)    Discontinued Operations

      The Company recognized $204,000 of income tax benefit in the second quarter of fiscal year 1997. This income tax benefit was derived from amendment of tax returns for the fiscal year 1994. During the second quarter of fiscal year 1996 the Company reduced its accrual relating to the sale of the former Restaurant Division by $97,000.

8)    New Accounting Pronouncements

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

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"), and No. 129, Disclosure of Information About Capital Structure ("Statement 129"). Statement 128 was issued to simplify the computations of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. Statement 128 replaces primary and fully diluted earnings per share with basic earnings and diluted earnings per share. Statement 129 will change some of the required disclosures about capital structure. It is not expected that these statement will have a material effect on the Company's financial statements. The Statements are effective for the year ended June 27, 1998.

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

RESULTS OF OPERATIONS
      Vie de France Corporation reported a net loss of $562,000 for third quarter 1997, and $553,000 for the year to date. The net loss for the 1997 third quarter resulted from low sales volumes and an increase in marketing investments to support the Company's new strategic focus on service to banquet providers, including airlines. The Company's cost containment program, begun in fiscal year 1996, helped to reduce operating costs for both US and Norwegian facilities.

      During the third quarter, the Company announced its new marketing focus on the banquet business, which consists of the lodging and transportation segments. The lodging segment consists of hotels, convention centers, casinos and similar facilities. The transportation segment consists airlines, railroads, cruise ships and other similar facilities.

      Although the Company's primary focus is to increase US domestic sales, its intention under its new marketing focus is to serve customers internationally. It may do so through its existing facilities, through additional foreign operations or by purchasing products of the same quality from suppliers worldwide.

      The Company's old retail segment has been reconstituted as part of the new business development segment, including sales to restaurants, military installations, and home meal replacement and other retail customers.


SIXTEEN WEEKS ENDED APRIL 5, 1997 COMPARED TO SIXTEEN WEEKS ENDED MARCH 30,
1996

NET SALES
         Third quarter 1997 sales totaled $4,020,000, down 5% from third quarter 1996 sales of $4,219,000. Lodging sales fell $856,000, or 38%, because of lower volume for banquets and other special events. Sales to transportation customers increased by $115,000, or 9%, while new business development sales increased $252,000, or 41%, primarily because of sales to the military and two new restaurant customers. International sales increased by $31,000, or 310% , from the third quarter 1996, primarily because of shipments to one company in Asia. European sales of fish packed by the Company's

Norwegian plant totaled $307,000 during the third quarter of fiscal 1997, compared with $48,000 in the year-ago quarter, primarily due to shipments to a new airline customer.

         During the fiscal 1997 third quarter, sales to hotels and other lodging customers, transportation, new business development, international and Norway customers represented 34%, 36%, 21%, 1% and 8%, respectively compared to 53%, 32%, 14%, 0% and 1%, respectively a year ago.

         Operating costs for the fiscal year 1997 third quarter totaled $3,716,000, down 2% from $3,798,000 during the same quarter in fiscal 1996. Inventories decreased to $1,886,000 from $2,119,000 at the end of fiscal year 1996.

         A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                               QUARTER ENDED
                                                                          ------------------------
                                                                            APR. 5,    MAR. 30,
                                                                            1997         1996
                                                                            ----         ----
                                                                           (dollars in thousands)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   4,020    $   4,219
Gross margin percentage . . . . . . . . . . . . . . . . . . . . . . . . . .        8%          10%
Loss from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (897)        (589)

        Fiscal year 1997's third quarter sales decreased by 5% from the fiscal year 1996 quarter to $4,020,000 from $4,219,000.

   Third quarter 1997 gross margin as a percentage of total net sales decreased to 8% from 10% in the year-ago quarter. The decrease in gross margin for third quarter fiscal year 1997 primarily results from lower production and sales volumes, and higher one-time costs to ship products to a new Norwegian customer.

SELLING AND ADMINISTRATIVE EXPENSES

   A comparison of selling and general administrative costs follows:

                                                               QUARTER ENDED
                                                            ----------------------
                                                           APR. 5,      MAR. 30,
                                                            1997          1996
                                                            ----          ----
                                                           (dollars in thousands)
Selling and administrative costs  . . . . . . . . . . .    $  1,187      $1,043


         Selling and administrative costs increased 14% during the fiscal 1997 third quarter, to $1,187,000 from $1,043,000 in same quarter of fiscal 1996. The increase resulted from marketing investments at the corporate facility, of $162,000. Selling and administrative costs constituted 30% of net sales during the quarter due to low sales volumes, compared with 25% during the fiscal 1996 third quarter.


 DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $3,000 to $28,000 for the third quarter of fiscal year 1997, compared with $31,000 for the same period a year ago.

NONOPERATING INCOME AND EXPENSE

         Investment income decreased in third quarter fiscal 1997 due to withdrawals to fund the Company's operations. Investment income consists of returns earned on funds received from the sale of the Restaurant Division, together with interest income associated with the return of the $4,900,000 loan from the collateralized European deposit at the end of fiscal year 1996. In fiscal year 1996, the Company engaged the services of a new investment management firm, Cypress Capital Management, to manage all of its available cash reserves. The investment approach remains conservative, focusing on preservation of capital and consistency of total returns.

         During the third quarter of fiscal year 1997 the Company issued a collateralized loan to its majority shareholder, Food Research Corporation to fund the operations of one of its wholly-owned subsidiaries. The loan of approximately $2,000,000, bears interest at 8.25% and is secured by shares of the Company's stock. This loan is scheduled to be paid in three years, with quarterly interest payments.

         Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At April 5, 1997, the Company, through its Norwegian subsidiary, had borrowings of approximately $2.1 million, bearing interest at rates ranging from 7.25% to 10.0%. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year.

FORTY WEEKS ENDED APRIL 5, 1997 COMPARED TO FORTY WEEKS ENDED MARCH 30, 1996

NET SALES

         Third quarter year to date sales total $10,478,000, down 15% from a year ago sales of $12,295,000. Lodging sales fell $2,218,000, or 36%, because of lower volume for banquets and other special events. Sales to transportation customers increased by $349,000, or 10%, while new business development sales fell $67,000, or 3%, primarily because sales of the Company's "Dinner for 4" meals to Sam's Clubs were discontinued in January 1996. International sales declined $266,000, or 76%, primarily because of comparisons with a large one-time sale to Japan during fiscal year 1996. European sales of fish packed by the Company's Norwegian plant totaled $582,000 during the first three quarters of fiscal year 1997, compared with $197,000 a year-ago.

         Year to date 1997 sales to hotels and other lodging customers, transportation, new business development, international and Norway customers represented 38%, 36%, 19%, 1% and 6%, respectively compared with 51%, 28%, 17%, 3% and 1%, respectively a year ago.

         The Company's focus on cost containment and operating efficiency produced positive benefits in fiscal year 1997. Operating costs for the fiscal 1997 totaled $9,138,000, down 16% from $10,857,000 a year ago. Inventories decreased to $1,886,000 from $2,119,000 at the end of fiscal year 1996.

A comparison of net sales, gross margin percentages and losses from operations follows:

                                                               YEAR TO DATE
                                                          ---------------------
                                                          APR. 5,        MAR. 30,
                                                           1997           1996
                                                           ----           ----
                                                          (dollars in thousands)
Net sales . . . . . . . . . . . . . . . . . . . .    $    10,478       $  12,295
Gross margin percentage . . . . . . . . . . . . .             13%             12%
Loss from operations  . . . . . . . . . . . . . .    $    (1,599)         (1,399)

        Fiscal year 1997's year to date sales decreased by 15% from the fiscal year 1996 year to date to $10,478,000 from $12,295,000.

   Fiscal year to date 1997 gross margin as a percentage of total net sales increased to 13% from 12% in the year-ago quarter. The increase in gross margin for fiscal year to date 1997 results from reduction of operating costs at both the Company's US and Norwegian operations, offset by lower sales volumes.

   SELLING AND ADMINISTRATIVE EXPENSES

   A comparison of selling and general administrative costs follows:

                                                                        YEAR TO DATE
                                                                   ---------------------
                                                                      APR. 5,      MAR. 30,
                                                                       1997         1996
                                                                       ----         ----
                                                                     (dollars in thousands)
Selling and administrative costs  . . . . . . . . . . . . . . .     $   2,908     $   2,827

         Selling and administrative costs increased 3% during the 1997 fiscal year, to $2,908,000 from $2,827,000 a year ago. The increase resulted from increased marketing investments of $276,000 during fiscal year 1997. Selling and administrative costs constituted 28% of net sales during fiscal year 1997 due to low sales volumes, compared with 23% during the year ago period.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $3,000 to $77,000 for year to date fiscal year 1997, compared with $80,000 for the same period a year ago.

NONOPERATING INCOME AND EXPENSE

         Investment income decreased in third quarter fiscal 1997 due to withdrawals to fund the Company's operations. Investment income consists of returns earned on funds received from the sale of the Restaurant Division, together with interest income associated with the return of the 4,900,000 loan from the collateralized European deposit at the end of fiscal year 1996. In fiscal year 1996 the Company engaged the services of a new investment management firm, Cypress Capital Management, to manage all of its available cash reserves. The investment approach remains conservative, focusing on preservation of capital and consistency of total returns.

         During the third quarter of fiscal year 1997 the Company issued a collateralized loan to its majority shareholder, Food Research Corporation to fund the operations of one of its wholly-owned subsidiaries. The loan of approximately $2,000,000, bears interest at 8.25% and is secured by shares of the Company's stock. This loan is scheduled to be paid in three years, with quarterly interest payments.

         Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At April 5, 1997, the Company, through its Norwegian subsidiary, had borrowings of approximately $2.1 million, bearing interest at rates ranging from 7.25% to 10.0%. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year.

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

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"), and No. 129, Disclosure of Information About Capital Structure ("Statement 129"). Statement 128 was issued to simplify the computation of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. Statement 128 replaces primary and fully diluted earnings per share with basic earnings and diluted earnings per share. Statement 129 will change some of the required disclosures about capital structure. It is not expected that these statement will have a material effect on the Company's financial statements. The Statements are effective for the year ended June 27, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         At April 5, 1997, the Company's combined total of cash and short-term investment balances was $1,928,000, compared with $9,520,000 at June 29, 1996. Additionally, the Company held investments of $10,463,000 and $5,598,000 at April 5, 1997, and June 29, 1996, respectively, with maturities greater than one year. This decrease in liquidity is a direct result of the increased working capital requirements for the Company and the loan to its majority shareholder, Food Research Corporation.


         Net cash used by operations amounted to $170,000 and $346,000 for the first three quarters of 1997 and 1996, respectively. Cash in the amount of $5,596,000 was used by investing activities to finance the loan of $2,000,000 to Food Research Corporation, and purchases of $3,412,000 of investments with maturities greater than one year, and $184,000 of capital expenditures. Cash in the amount of $248,000 was used by financing activities, against the overdraft facility established for the Norwegian operations.

         The Company continues to evaluate the possibility of replacing its existing U.S. production facility to increase efficiency and to provide modern space for future growth. The Company is also considering locating one or more plants for sous vide products closer to the source of supply to maintain product quality, lower shipping costs and as a method of entering new markets. The cost of such facilities ranges from approximately $1,000,000 to $5,000,000, depending upon the nature of the product and the production volume desired. Local governments may provide subsidies and other assistance in connection with such facilities. It is possible that the Company may use some of its cash resources to fund these efforts and/or acquisitions. The Company is also pursuing a lease for a production facility in Europe to support its strategic intent to be the leading banquet solution company in the world. The European plant which is built under European quality standards, will give the company immediate access to that market.

         The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of April 5, 1997, $230,000 was outstanding under this overdraft facility. The subsidiary can borrow up to $800,000 under this commitment.

FUTURE PROSPECTS

         The Company's top priority for the balance of fiscal 1997 and for fiscal 1998 will be to increase sales. The focus of U.S. sales and marketing efforts will be on increased sales to banquet customers, including hotels, casinos, convention centers and airlines. The Company will also devote sales and marketing attention to achieving increased European sales.

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

                                               VIE DE FRANCE CORPORATION
                                          ------------------------------

Date:   May 20, 1997                      By: /s/Stanislas Vilgrain
       --------------------                   ---------------------
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