Form 10-Q/A
period 1997-04-05
VIE DE FRANCE CORP
filed 1997-05-20
CIK 737602

                              AMENDMENT NO. 1 TO
                                   FORM 10-Q

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

6)       Transaction with Related Party

         During the third quarter of fiscal year 1997 the Company issued a collateralized loan to its majority shareholder, Food Research Corporation to fund the operations of one of its wholly-owned subsidiaries. The loan of approximately $2,000,000, bears interest at 8.25% and is secured by shares of the Company's stock. This loan is scheduled to be paid in three years, with quarterly interest payments. Subsequent to third quarter of fiscal year 1997 the Company increased this loan to its majority shareholder, Food Research Corporation to approximately $2,400,000.

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

         During the third quarter of fiscal year 1997 the Company issued a collateralized loan to its majority shareholder, Food Research Corporation to fund the operations of one of its wholly-owned subsidiaries. The loan of approximately $2,000,000, bears interest at 8.25% and is secured by shares of the Company's stock. This loan is scheduled to be paid in three years, with quarterly interest payments. Subsequent to third quarter of fiscal year 1997 the Company increased this loan to its majority shareholder, Food Research Corporation to approximately $2,400,000.

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

         During the third quarter of fiscal year 1997 the Company issued a collateralized loan to its majority shareholder, Food Research Corporation to fund the operations of one of its wholly-owned subsidiaries. The loan of approximately $2,000,000, bears interest at 8.25% and is secured by shares of the Company's stock. This loan is scheduled to be paid in three years, with quarterly interest payments. Subsequent to third quarter of fiscal year 1997 the Company increased this loan to its majority shareholder, Food Research Corporation to approximately $2,400,000.

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