Form 10-K
period 1997-06-28
VIE DE FRANCE CORP
filed 1997-09-26
CIK 737602

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                   FORM 10-K

(Mark One)
 XX   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934
      [FEE REQUIRED]
                    For the fiscal year ended: June 28, 1997
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

For the transition period from                      to
                               -------------------     ----------------------
      Commission file number:  0-12800


                           VIE de FRANCE CORPORATION
             (Exact name of Registrant as specified in its charter)

                         Delaware                                                    52-0948383
              (State or Other Jurisdiction of                                    (I.R.S. Employer
              Incorporation or Organization)                                    Identification No.)

            85 South Bragg Street, Suite 600,
                      Alexandria, VA                                                   22312
         (Address of Principal Executive Offices)                                    (Zip Code)

       Registrant's telephone number, including area code: (703) 750-9600

          Securities registered pursuant to Section 12(b) of the Act:

                                                                               Name of each exchange
                    Title of each class                                         on which registered
         -----------------------------------------------------------------------------------------------
                           None                                                         None

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

                              Yes  X     No
                                  ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 31, 1997 as reported on the NASDAQ National Market System, was approximately $18,422,086. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of August 31, 1997, there were 13,822,543 shares outstanding of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the following document are incorporated by reference in Parts III and IV of this Form 10-K Report:

         Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders to be filed - Items 10, 11, 12 and 13.

                       Exhibit Index is located on page .





                                                             VIE DE FRANCE     5

PART I

ITEM 1. BUSINESS

Financial Information About Industry Segments

         The Company is engaged in only one industry segment as of June 28, 1997. Accordingly, no segment data is included in the Consolidated Financial Statements for the fiscal year ending June 28, 1997.

General

         The Company develops, produces and markets high-quality frozen entrees, side dishes and sauces for the foodservice and retail industries. During the third quarter of fiscal year 1997, the Company announced its new marketing focus on the banquet business, which consists of the lodging and transportation markets. The lodging market comprises of hotels, convention centers, casinos and similar facilities. The transportation market comprises of airlines, railroads, cruise ships and other similar facilities. Other focuses of the Company are international sales and retail customers, including sales to restaurants, military installations and home meal replacement.

         The Company maintains manufacturing facilities in the United States and Norway, and sells its product in Asia, North America and Europe. Its customers include among others, hotels, catering companies, restaurants, casinos, airlines, military facilities, healthcare facilities and retail stores. The Company opened a USDA-approved food processing plant in Alexandria, Virginia in May 1990 and began operating another plant in Hjemeland, Norway in August 1994. The Company uses an advanced method of food preparation, developed in France, which cooks meats, seafood, poultry, sauces and vegetables over time using low heat. Before the cooking process begins, the product is vacuum-sealed in special plastic pouches that better maintain the food's flavor and moisture as compared to other methods of cooking. Following the completion of the cooking process, the product can be either frozen or refrigerated for distribution. Currently, all of the Company's products are frozen. The Company also works with equipment manufacturers to provide efficient computer controlled reheating equipment to its food service providers who effectively convert their kitchen operations and improve customer satisfaction through better and consistent product quality, while realizing reductions in their food and labor costs as a result of this technology.

         The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the "safe harbor" provisions of the Act. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key customers, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

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

         During fiscal years 1991 through 1996, the Culinary Division successfully built its sales volume from zero to over $2 million in fiscal year 1991, and by fiscal year 1996 to $16 million. The Company restructured its sales organization and refocused its strategy on sales to the banquet industry (hotels, convention centers, casinos, airlines and other banquet providers) during fiscal year 1997. Because of sales and marketing disruptions related to this transition, sales declined during the year to about $14 million.

         The Company initially depended upon a national direct sales operation, which was formally organized in 1992. In fiscal year 1997 the emphasis shifted to a more balanced sales system that includes an internal sales group, segmented by customer type, and additional sales support from a network of brokers and distribution organizations located in key markets nationwide. A sales program that includes trade advertising, promotions and far more frequent contact with a broader range of existing and potential high-volume customers was put into effect late in fiscal year 1997.

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





6     VIE DE FRANCE

         Subsequent to year end, the Company obtained approval for $8.2 million of financing in the form of industrial revenue bonds from the Industrial Development Authority of Loudoun County, Virginia for an envisioned new plant and corporate headquarters in the Greenway Industrial Center near Leesburg, Virginia. As of June 28, 1997 the Company has not officially determined whether it would pursue plans to construct this facility, and has not drawn any funds. The site is well situated in an attractive industrial area with a good supply of labor and lower cost structure. The county's Board of Supervisors approved issuance of up to $8.2 million in bonds to finance a 70,000 square-foot food manufacturing plant and corporate office on 7.74 acres of the industrial park near the Dulles Airport and U.S. Postal Service facility. The new facility would replace the Company's existing 40,000 square-foot manufacturing plant in Alexandria, Virginia as well as the corporate offices the Company leases nearby. The $8.2 million includes the cost of the land, building and equipment. The new production facility will provide increased efficiencies and modern space for future growth. All new production plants will be designed to meet International Standards of Operations and European Community standards. In September, 1997 the Company purchased the land through financing with a banking institution.

         The Company is also considering locating one or more plants for sous vide products closer to the source of supply to maintain product quality, lower shipping costs and as a method of entering new markets. The cost of such facilities ranges from approximately $1,000,000 to $5,000,000, depending upon the nature of the product and the production volume desired. Local governments may provide subsidies and other assistance in connection with such facilities. It is possible that the Company may use some of its cash resources to fund these efforts and/or acquisitions. The Company is also pursuing a lease for a production facility in Europe to support its strategic intent to be the leading banquet solution company in the world. The European plant would be built under European quality standards, would give the company immediate access to that market.

Products

         The Company offers a wide range of high quality frozen entrees, side dishes, and sauces. The entree items consist of a variety of seafood, pork, beef and poultry items. Side dishes and sauces range from vegetables and rice to cream or tomato-based sauces.

         The Company packages its products in two ways. Many products are vacuum-sealed and frozen in either single or multi-serving packaging and then case-packed. Single-pack items provide maximum customer flexibility, while multi-serving packs provide additional efficiency and economy for banquets. Both individual and multiple-serving vacuum packages are ideal for hot-water rethermalization, and both provide a long shelf life. A second packaging method, ideal for products designed for oven heating or to be served cold, is Individually Quick Frozen packaging. In this method, individual servings of products are cooked, frozen and removed from vacuum package and placed inside a plastic bag with the appropriate case quantities for easy customer access.

         During fiscal year 1995, the Company began research on the preparation of its products for retail consumption. The Company has experimented with distribution through wholesale clubs and private-labeled products for other retailers. The Company intends to continue to pursue alternatives in this market.

Distribution

         The Culinary Division distributes its products in a frozen state primarily to U.S. customers. The primary markets of the Company's wholly-owned Norwegian division are in Europe and Asia.

         During fiscal year 1997, the Company established important new relationships with U.S. food service distributors and brokers in markets with significant banquet activity. A significant issue for our customers has been ready availability of our foods. The Company established relationships in nine of twenty markets that, together, constitute 80% of all U.S. banquet sales. This allows the Company to have a presence in each market and the efficient means to supply its customers on a continuing basis.

         The Company expanded distribution into the European markets in fiscal year 1995 in conjunction with the opening of the Norwegian production facility in 1995. Its products are stored in a number of regional frozen warehouses as well as at the Alexandria, Virginia plant. The Company improved its distribution of Norwegian Salmon to U.S. customers by offering "direct ship" capabilities from the Norwegian plant directly to the customer. The Company intends to adopt alternative distribution means as their customers need them. Export products are transported in frozen containers via ship.

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

Patents and Trademarks and Other Items Important to Operating Segments

         The Company believes that its Vie de France trademark is important to its business success. Accordingly, it takes the necessary steps to protect it. The Company and Vie de France Bakery Yamazaki, Inc. entered into a Trademark and Service Mark License Agreement in 1991 and, in conjunction with the sale of the Restaurant Division, amended and restated this agreement. In fiscal year 1996 the Company was in the process of securing a new packaging trademark called MicroRoast(TM) and MicroRoti(TM) to be used in the U.S. and European market, respectively. However, it was during fiscal year 1997 the Company secured the use of these two trademarks. This new packaging is designed for use in microwave ovens and imparts a roasted quality to our value-added entrees. The Company holds no patents that are essential for its continued operations.





                                                             VIE DE FRANCE     7

Customer Dependency

         During fiscal year 1997, sales to hotels and other lodging customers, transportation, new business development, international and Norway customers represented 41.6%, 34.8%, 14.2%, .6% and 8.8%, respectively compared to 50.7%, 29.2%, 16.3%, 2.4% and 1.4% in fiscal year 1996 and 58.1%, 29.1%, 11.1%, 1.2%
and .5% in fiscal year 1995.

         In fiscal years 1997, 1996 and 1995, sales to food service distributors representing the Marriott Hotel chain amounted to 15.2%, 18.9% and 25% of total net sales. In fiscal year 1997, 1996 and 1995, sales to food service distributors representing the Hyatt Hotel chain amounted to 17.2%, 22.5% and 23.2% of total net sales. Sales to distributors serving the airline industry represented 38.2%, 29.2% and 28.4% of total net sales in fiscal year 1997, 1996 and 1995, respectively. The loss of any of the above customers could have an effect on the Company's results of operations.

Seasonality

         Culinary sales are seasonally impacted by the hotel banquet industry, which typically peak in September through December and March through June.

Competition

         The Company considers itself to be a leader in the sous vide segment of the food service industry. At present, limited competition exists within the frozen wholesale component of this segment. Other firms exist within the retail and refrigerated components of the sous vide segment or cooked food. As such, the Culinary Division primarily competes for sales against the traditional forms of food preparation, rather than against other sous vide suppliers. The Company offers value-added products, but must offer these products in a price range that makes it economically advantageous for its users to convert from other methods of food preparation. The Company believes its products can compete against these other methods in price, product performance and convenience. The Company also offers implementation and menu development services, as well as equipment, to its customers as another means of building sales. The Company depends upon its pricing structure, menu items, and customer service programs as a means of maintaining its leadership position within the sous vide industry.

Research & Development

         For continuing operations, the Company invested $169,000, $139,000 and $94,000 in research and development activities in fiscal years 1997, 1996 and 1995, respectively. The Company invests in development on an ongoing basis in order to maintain the vitality of its product lines and to build sales.

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

Employees

         The Company employs approximately 117 people including full-time and part-time workers and corporate staff.

Geographic Sales

         The Company's sales are primarily focused in the United States, with sales representing 90.6%, 96.1% and 98.4% of total sales for fiscal years 1997, 1996 and 1995, respectively.

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

         Lease commitments and future minimum lease payments are shown in Notes 5 and 8 to the Consolidated Financial Statements, which is included in this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

         The Company is engaged in ordinary and routine litigation incidental to its business, but management does not believe that any amounts it may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.





8     VIE DE FRANCE

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



                       Year ended June 28, 1997                              High            Low
                       -------------------------------------------------------------------------
                       First Quarter                                       $2.688         $1.938
                       Second Quarter                                       2.563          1.375
                       Third Quarter                                        2.000          1.063
                       Fourth Quarter                                       1.500          1.063

                       Year ended June 29, 1996                              High            Low
                       -------------------------------------------------------------------------
                       First Quarter                                       $4.500         $2.625
                       Second Quarter                                       3.750          2.625
                       Third Quarter                                        3.063          1.875
                       Fourth Quarter                                       3.125          1.875

                       Year ended June 24, 1995                              High            Low
                       -------------------------------------------------------------------------
                       First Quarter                                       $4.500         $3.375
                       Second Quarter                                       4.250          3.000
                       Third Quarter                                        4.375          3.000
                       Fourth Quarter                                       4.125          2.875

         As of August 31, 1997 there were 725 holders of record of the Company's Common Stock.

         No dividends were paid during fiscal years 1997, 1996 and 1995.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                Five Year Summary
                                                                    (in thousands, except per share amounts)
                                                         1997          1996         1995          1994          1993
                                                       -----------------------------------------------------------------
Net Sales                                              $13,987       $16,078       $15,707      $12,786        $ 9,377
Loss from continuing operations (4)                       (934)       (2,224)         (706)        (476)          (341)
Net income (loss) (1); (2); (3); (4)                      (466)       (1,714)           24        7,934            261
Loss from continuing operations per share                (0.07)        (0.16)        (0.05)       (0.03)         (0.03)
Net income (loss) per share                              (0.04)        (0.13)           --         0.58           0.02
Total assets                                            22,712        27,035        29,911       30,964         19,862
Long term debt, including current portion                2,575         2,300         2,981           --             --
Stockholders' equity                                    18,125        22,782        24,481       24,431         16,016
Dividends per share                                         --            --            --           --             --

(1) Includes benefit from cumulative effect of change in accounting principle of $197 in 1996.

(2) Includes (loss) income from discontinued operations of ($813), and $479 in 1994 and 1993, respectively.

(3) Includes gain from sale on discontinued operations of $468, $313, $730, and $9,233 in 1997, 1996, 1995 and 1994, respectively.

(4)   Includes loss on equity method investment of $1,500 in 1996.





                                                             VIE DE FRANCE     9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The current year results reflect a decline in sales of 20% from fiscal year 1996 for its United States operations. The Norwegian operations reflect sales growth of 419%, primarily due to shipments to a new airline customer. Operations for fiscal year 1997 resulted in a loss for the Company.

         During fiscal year 1997, the Company announced its new marketing focus on the banquet business, which consists of the lodging and transportation segments. The lodging segment consists of hotels, convention centers, casinos and similar facilities. The transportation segment consists of airlines, railroads, cruise ships and other similar facilities. The Company is now organized to serve the banquet industry with a highly professional and experienced sales force, appropriate national and international distribution, a very broad range of banquet-appropriate products, competitive pricing, effective marketing strategies and an expanding base of customer relationships.

         The Company's old retail segment has been reconstituted as part of the new business development segment, including sales to restaurants, military installations, and home meal replacement and other retail customers.

         Although the Company's primary focus is to increase U.S. domestic sales, its intention under its new marketing focus is to serve customers internationally. It may do so through its existing facilities, through additional foreign operations or by purchasing products of the same quality from suppliers worldwide.

         Fiscal year 1996 was a year of strategy formulation and focus on cost containment and productivity issues. The Company formulated a Sales and Operations Planning team which was successful in reducing inventory levels by $537,000 with no interruptions to customer shipment schedules.

         During 1996, the Company determined that its investment of $1,500,000 in Stockwell's Home Meal Market(TM), (Stockwell's) was impaired. The fiscal year 1996 consolidated financial statements reflect the Company's share of losses of $405,000 and the additional write-off of the investment $1,095,000 which are included in loss on equity method investment. During portions of the year the president and chief financial officer served on the Board of Directors of Stockwell's.

Sale and Gross Margins

         Historically, the Company's sales of high-quality frozen foods have been to lodging, airlines and other food service providers who order through their distributor networks. In fiscal year 1997 total lodging sales represented 42%, transportation 35%, new business development 14%, and Norwegian customers, exclusive of intercompany sales, 9%.

         A comparison of net sales, gross margin percentages and losses from operations as follows:

                                                                         Year Ended
                                                         June 28,         June 29,          June 24,
                                                           1997             1996              1995
                 ---------------------------------------------------------------------------------------
                 Net Sales                            $13,987,000       $16,078,000       $15,707,000
                 Gross margin percentage                      14%               12%               30%
                 Loss from operations                 $(2,366,000)      $(3,353,000)      $(1,447,000)

         The reorganization of our sales force and transition to a new marketing focus led to some disruption of sales during fiscal year 1997. Fiscal year 1997 sales fell to $13,987,000, down 13% from fiscal year 1996 sales of $16,078,000. Lodging sales fell $2,335,000, or 29%, because of lower volume for banquets and other special events. Transportation sales increased by $658,000, or 14%, largely due to the addition of one of the world's largest international airlines, a European carrier, which began using our products during the year. The new business development sales decreased by $625,000, or 2%, primarily because of declining sales to retail customers. In fiscal year 1996 retail sales to Sam's Clubs were discontinued. Sales to this customer in 1996 totaled $1,057,000, or 7% of the of the new business development sales in 1996. There were no sales to Sam's Clubs in fiscal year 1997. International sales generated from the U.S. operations decreased by $298,000, or 77%. European and Asian sales of fish packed by the Company's Norwegian plant totaled $1,231,000 during 1997, compared with $237,000 a year-ago, primarily due to shipments to a new airline customer.

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

         Gross margin as a percentage of total net sales increased to 14% in fiscal year 1997 from 12% in fiscal year 1996. The increase is primarily due to the focus of cost containment and productivity issues implemented in fiscal year 1996.

         Gross margin as a percentage of total net sales decreased to 12% from 30% in fiscal year 1995. The decrease is primarily attributed to the accounting change under which certain costs such as material handling, purchasing and receiving, plant administration, factory and equipment depreciation were treated as product costs instead of period costs. This change in accounting principle is reflected





10     VIE DE FRANCE
through a cumulative adjustment on the consolidated statements of operations. Gross margin as a percentage of sales for fiscal year 1995 and 1994 under the reclassified cost method would be 11.2% and 5.5%, respectively. Gross margin as a percentage of total sales increased in fiscal year 1995 versus fiscal year 1994 due primarily to lower material costs during the year along with increased labor productivity, offset somewhat due to the start-up effects of the Norway plant.

Selling, Distribution and Administration Expenses:

         A comparison of selling, distribution and general administrative costs follows:

                                                                         Year Ended
                                                         June 28,         June 29,          June 24,
                                                           1997             1996              1995
                 ------------------------------------------------------------------------------------
                 Selling and distribution costs         $2,441,000        $2,077,000       $2,183,000
                 General administrative costs            1,816,000         1,671,000        3,038,000
                                                        ----------        ----------       ----------
                                                        $4,257,000        $3,748,000       $5,221,000

         In fiscal year 1997, selling, distribution and administrative costs increased as a percentage of sales to 30% from 23%. This increase is primarily due to the expansion of the sales and finance organizations to carry out the new strategic focus to be the banquet solution Company to our core customers.

         In fiscal year 1996, selling, distribution and administrative costs decreased as a percentage of net sales to 23% from 33%. This decrease is related to the accounting change in 1996 under which distribution and the portion of general administration costs related directly to the plant are now treated as product costs.

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

Depreciation and Amortization

         The Company's change in accounting principle in fiscal year 1996 resulted in, among other things, the recording of production equipment depreciation as product costs instead of period costs. Actual fiscal year 1997 depreciation and amortization costs recorded as product cost increased by $55,000 over fiscal year 1996 to $1,249,000 as a result of investments in capital assets for its operations. Actual depreciation and amortization costs recorded as product cost increased by $141,000 over fiscal year 1995 to $1,194,000 for fiscal year 1996, versus $1,053,000 for fiscal year 1995 which is recorded as period costs. This increase is attributable to the depreciation associated with the United States plant.

Nonoperating Income and Expense

         Investment income consists of returns earned on funds received from the sale of the Restaurant Division and interest income of $212,000 earned on a related party loan to Food Research Corporation of $4,408,000.

         Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At June 28, 1997, the Company, had borrowings of approximately $2,575,000, bearing interest at rates ranging from 4.85% to 10.0%. The majority of these borrowings of $2,544,00 were through its Norwegian facility. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year.

Change in Accounting

         Effective June 25, 1995, the Company changed its overhead absorption policy with regard to finished goods inventories. Prior to this change, the Company had valued its inventories using partial absorption of certain plant level indirect manufacturing overhead costs. Additional costs, such as material handling, purchasing and receiving, plant administration and factory and equipment depreciation, were expensed as period costs. These costs are now treated as product costs under the method adopted by the Company in order to better match costs with related revenues and to better conform to prevailing manufacturing industry practice. The cumulative benefit from the change amounted to $197,000, which is shown net of tax expense of $110,000 on the consolidated statements of operations for fiscal year 1996.

Discontinued Operations

         The gain from sale of discontinued operations for fiscal year 1997 relates to reversal of certain accruals related to the former Bakery and Restaurant Divisions of $154,000 due to the settlement of certain leases relating to the former restaurants and bakeries, of which $60,000 was recorded in the fourth quarter of 1997, and income tax refunds applied of $314,000, of which $110,000 was recorded in





                                                            VIE DE FRANCE     11
the fourth quarter of 1997. As of June 28, 1997, reserves of approximately $72,000 relating to a remaining lease is accrued by the Company.

         The gain from sale of discontinued operations for fiscal year 1996 relates to the net effect of reversals of certain accruals related to the former Restaurant Division of $22,000, and income tax refunds received during 1996 of $335,000.

         During the third and fourth quarters of fiscal year 1995, the Company reduced its accruals related to the sale of the former Restaurant Division. This reduction was possible due to the expiration of certain contingent liabilities.

Impact of Inflation and the Economy

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

Liquidity and Capital Resources

         In fiscal year 1997, the Company continued to experienced a decline in its liquidity. The combined total of the cash and short-term investment balances was $1,451,000 and $9,520,000 at June 28, 1997 and June 29, 1996,
respectively. Additionally, the Company held investments of $10,217,000 and $5,598,000 at June 28, 1997 and June 29, 1996, respectively, with maturities greater than one year.

         In fiscal year 1996, the Company also experienced a decline in its liquidity over fiscal year 1995. The combined total of the cash and short-term investment balances was $9,520,000 and $14,209,000 at June 29, 1996 and June 24, 1995, respectively. Additionally, the Company held investments of $5,598,000 and $2,025,000 at June 29, 1996 and June 24, 1995, respectively, with maturities greater than one year. In addition to the $500,000 common stock investment in Stockwell's held at June 24, 1995, an additional investment of $1,000,000 was made during fiscal year 1996. This total investment of $1,500,000 is considered an equity method investment and was written off in fiscal year 1996 due to the closure of Stockwell's two retail locations. The decrease in liquidity is also related to the increased working capital requirements primarily for the Norway plant.

         Cash used by operations in fiscal year 1997 amounted to $1,308,000, as compared to cash provided in fiscal year 1996 and used in fiscal year 1995 of $1,095,000 and $4,606,000, respectively. The cash used in fiscal year 1997 relates to the funds needed to finance the companies operations, along with increases in trade and notes receivable and an increase in accounts payable. The cash provided in fiscal year 1996 relates to the strong emphasis on reduction of inventory and improved cash collections in these areas. The use of cash in fiscal year 1995 resulted primarily from the payment of income taxes related to the sale of the former Restaurant Division, along with increases in inventory, receivables, and notes receivable.

         Cash in the amount of $5,791,000 was used by investing activities in fiscal year 1997. During 1997, the Company funded a loan to its majority shareholder, Food Research Corporation ("FRC"), totaling $2,441,000. The loans issued to FRC during 1997, due in April, 2000 are collateralized by FRC's share of the Company's stock. In addition to these loans, three loans from FRC totaling $1,966,000 were outstanding as of June 28, 1997 and June 29, 1996, with maturity dates ranging from July 1, 1997 through October 1, 1997. The three loans that were outstanding as of June 29, 1996 are secured by assets of FRC. Subsequent to year end, the loan due July 1, 1997 was paid in full. The Company is presently in discussions with its majority shareholder to extend the maturity of the notes originally due in August and October of 1997. All loans issued require quarterly interest payments.

         Management believes all notes receivable from FRC will be paid in full upon maturity, if not sooner. However, because of the extension of the 1996 notes maturity, the nature of the collateral securing the 1997 notes, and the term of the 1997 notes, the balance of the notes from FRC, excluding the note due and paid in July, 1997, have been presented as a separate component in stockholders equity in the balance sheet as of June 28, 1997.

         In addition, the Company made investments in capital expenditures of $413,000. The Company also had net purchases of investments totaling $1,900,000 in fiscal year 1997. Cash in the amount of $930,000 was provided by investing activities in fiscal year 1996, representing the return of the deposit of $4,900,000 from the European bank. This deposit was offset by cash used by investing activities for financing of capital expenditures of $509,000, net purchases of other debt and equity securities of $2,566,000, and an investment in Stockwell's of $1,000,000. Cash in the amount of $448,000 was provided by investing activities in fiscal year 1995, representing a decrease in investments needed to finance capital expenditures of $1,490,000 and increase in inventories and receivables. Fiscal year 1995's investments in capital projects included, approximately $400,000 for the Norway plant and approximately $700,000 for the Alexandria, Virginia facility. During 1995, the Company funded a loan to FRC in the amount of $1,450,000 million.

         In fiscal year 1997 cash in the amount of $590,000 was provided by financing activities, which is attributable to the debt acquired by the Norwegian and U.S. facilities in the amount of $713,000 and $31,000, respectively offset by payments of $154,000. In fiscal year 1996 cash in the amount of $597,000 was used by financing activities which included $585,000 to pay off the line of credit established for Norway, $96,000 relating to other debt service, offset by $84,000 generated through the exercise of stock options. In fiscal year 1995 cash in the amount of $1,344,000 was generated by financing activities, representing the debt acquired by the Norway subsidiary, offset by $890,000 in repayments, and $50,000 generated through the exercise of stock options.

         Subsequent to year-end, the Company obtained approval for $8.2 million of financing in the form of industrial revenue bonds from the Industrial Development Authority of Loudoun County, Virginia for an envisioned new plant and corporate headquarters in the Greenway Industrial Center near Leesburg, Virginia. As of June 28, 1997 the company has not officially determined whether it would pursue plans to construct this facility, and has not drawn any funds. The site is well situated in an attractive industrial area with a good supply of labor and lower cost structure. The County's Board of Supervisors approved issuance of up to $8.2 million in bonds to





12     VIE DE FRANCE
finance a 70,000 square-foot food manufacturing plant and corporate office on
7.74 acres of the industrial park near the Dulles Airport and U.S. Postal Service facility. The new facility would replace the Company's existing 40,000 square-foot manufacturing plant in Alexandria, Virginia as well as the corporate offices the Company leases nearby. The $8.2 million includes the cost of the land, building and equipment. The new production facility would provide increased efficiencies and modern space for future growth. In September, 1997 the Company purchased the land through financing with a banking institution, for approximately $700,000 plus applicable fees.

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

         The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of June 28, 1997, $634,000 was outstanding under this overdraft facility. During fiscal year 1996, VdF Norway increased its overdraft facility balance, and can borrow up to $800,000 under this commitment.

         The Company was returned its deposit of $4,900,000 and all accrued interest with a European bank during fiscal year 1996. This deposit was denominated in U.S. dollars and earned a rate of return in excess of the prevailing short-term rates in the United States. This loan was pledged as collateral to the bank so that the bank may loan funds to a French subsidiary of Setucaf S.A., a French Company which is 21% owned by Food Research Corporation, the majority stockholder of the Company. The return of this deposit was transferred to the United States Investment account at the end of fiscal year 1996 and earns interest at the market prevailing rate of the securities for which it is held.

Future Prospects

         In fiscal year 1998, the Company intends to build upon the broader sales base established in fiscal 1997 and 1996, and provide a high level of service to its customers. Because of the banquet industry buying cycles, the Company does not expect significant improvement in results until the second half of fiscal year 1998. The Company will continue to explore and develop its emerging markets and formats that show promise of generating significant sous vide sales. Although the course of the European business is difficult to forecast, it is management's expectation that its Norwegian operations will reduce its losses in fiscal 1998.

         The Company is confident that it has taken the right steps to reshape the Company and its strategy. During fiscal year 1998, the Company must execute that strategy, build sales and move the Company towards consistent profitability.

New Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"), and No. 129, Disclosure of Information About Capital Structure ("Statement 129"). Statement 128 was issued to simplify the computations of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. Statement 128 replaces primary and fully diluted earnings per share with basic earnings and diluted earnings per share. Statement 129 will change some of the required disclosures about capital structure. It is not expected that these statements will have a material effect on the Company's financial statements. The Statements are effective for the year ending June 27, 1998.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of the statements, during fiscal year 1998. The Company believes that the disclosure of comprehensive income in accordance with the provisions of Statement 130 will impact the manner of presentation of its financial statements as currently and previously reported earnings include amounts from cumulative translation adjustments and unrealized gains and losses on debt and equity instruments.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 applies to all public business enterprises and establishes standards for the reporting and display of financial data of operating segments in the financial statements. Statement 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The Company is required to adopt the provisions of the statement during fiscal year 1998. Adoption of this statement will require additional disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 is included at Item 14(a)(1) and (2).





                                                            VIE DE FRANCE     13

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





14     VIE DE FRANCE

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

                 Name                   Age        Office held with Company                      Since
                 -------------------------------------------------------------------------------------
                 Arthur J. Stouffs      53         Vice President, Culinary Sales                 1990
                 Carl M. Youngman       55         Chief Financial Officer & Treasurer            1996
                 Leara L. Dory          36         Secretary and Vice President of Finance        1996
                 Michael McCloud        34         Vice President of Sales and Marketing          1997

         Mr. Stouffs has served in the capacity of Vice President of Culinary Sales since 1990, and was appointed an officer of the Company in 1994. Previously Mr. Stouffs held various positions in the Company's former Bakery Division including Director of Operations and Director of Sales - National Accounts from 1980 through 1990.

         Mr. Carl Youngman was appointed Chief Financial Officer in February 1996 and Treasurer in October 1996. Mr. Youngman has over twenty five years of experience in executive-level positions. During this period he has been an executive in over twenty companies and an advisor to over fifty other companies. From 1993 to the present, Mr. Youngman has been senior partner of Youngman and Charm, a professional firm which specializes in corporate renewal and corporate finance. Mr. Youngman holds a B.S. degree in Electrical Engineering from Worcester Polytechnic Institute and a Master's Degree from Harvard Business School. He is a member of the Audit and Stock Option Committees.

         Mrs. Dory was appointed to the position of Controller and Secretary in February, 1996. Subsequent to the end of fiscal year 1997, Mrs. Dory was promoted to the position of Vice President of Finance. Mrs. Dory also remains the Secretary for the Company. She came to the Company in November, 1995 as the Controller. Prior to joining the Company, Mrs. Dory was a Controller/Director of Finance for Thomas Enterprises and Assistant Controller for Telecommunications Technique Corporation from 1989 through 1995. Mrs. Dory has over 13 years of experience in the manufacturing industry. Mrs. Dory is a Certified Public Accountant and holds a BS degree in Accounting.

         Mr. McCloud was appointed to the position of Vice President of Sales and Marketing in March, 1997. He came to the company in October, 1996. Prior to joining the Company, Mr. McCloud was Vice President of Sales for Edwards Baking Company since July, 1994. He previously served as Edwards' Vice President of Marketing, and as that company's Director of Marketing. Before joining Edwards, Mr. McCloud was Director of Marketing for Borden, Inc.'s snacks and international consumer products division. He has also held sales and marketing positions with units of Coca-Cola, USA and Proctor & Gamble. Mr. McCloud holds a BS degree in Management.

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





                                                            VIE DE FRANCE     15

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

         (a) Index to Financial Statements

                                                                                                                  Page
            (1)    Financial Statements:  . . . . . . . . . . . . . . . . . . . . . . . . .
                   Report of Independent Accountants  . . . . . . . . . . . . . . . . . . .
                   KPMG Peat Marwick LLP  . . . . . . . . . . . . . . . . . . . . . . . . .                      F-1
                   PRICE WATERHOUSE LLP   . . . . . . . . . . . . . . . . . . . . . . . . .                      F-2
                   Consolidated Balance Sheets-June 28, 1997 and June 29, 1996  . . . . . .                      F-3
                   Consolidated Statements of Operations-Fiscal Years Ended June 28, 1997,
                      June 29, 1996, and June 24, 1995  . . . . . . . . . . . . . . . . . .                      F-4
                   Consolidated Statements of Changes in Stockholders' Equity-Fiscal Years
                      Ended June 28, 1997, June 29, 1996, and June 24, 1995   . . . . . . .                      F-5
                   Consolidated Statements of Cash Flows-Fiscal Years Ended June 28, 1997,
                      June 29, 1996 and June 24, 1995   . . . . . . . . . . . . . . . . . .                      F-6
                   Notes to Consolidated Financial Statements-June 28, 1997   . . . . . . .                      F-7

            (2)    Financial Statement Schedule:  . . . . . . . . . . . . . . . . . . . . .
                   Schedule II--Valuation and Qualifying Accounts   . . . . . . . . . . . .                      F-8

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

             Exhibit
               No.    Description of Exhibit
            --------------------------------------------------------------------
               3-A    The Certificate of Incorporation of the Company, as
                        amended to date.

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





16     VIE DE FRANCE

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

               24     Consent of Independent Accountants.

         (b)    Reports on Form 8-K:

                Change of former principal accountants Price Waterhouse LLP, and engagement of new auditors KPMG Peat Marwick LLP effective May 13, 1996

         (c)    Exhibits:

                Exhibits required to be filed in response to this paragraph of
                Item 14 are listed above in subparagraph (a)(3).

         (d)    Financial Statement Schedule:

                Schedules and reports thereon by independent accountants required to be filed in response to this paragraph of Item 14 are listed in Item 14(a)(2).





                                                            VIE DE FRANCE     17

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    VIE de FRANCE CORPORATION
                                    (Registrant)


                                    By: /s/ Stanislas Vilgrain
                                    Stanislas Vilgrain
                                    President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                      Title                                 Date
-----------------------------------------------------------------------------------------------------------------------
      /s/ JEAN-LOUIS VILGRAIN                   Chairman of the Board                      September 26, 1997
   -----------------------------
       Jean-Louis Vilgrain

      /s/ STANISLAS VILGRAIN                    President,                                 September 26, 1997
   -----------------------------                Chief Executive Officer
        Stanislas Vilgrain

         /s/ CARL YOUNGMAN                      Director                                   September 26, 1997
   -----------------------------                Chief Financial Officer & Treasurer
         Carl M. Youngman

        /s/ BRUNO GOUSSAULT                     Director                                   September 26, 1997
   -----------------------------
          Bruno Goussault

      /s/ ALEXANDRE VILGRAIN                    Director                                   September 26, 1997
   -----------------------------
        Alexandre Vilgrain

         /s/ GEORGE NADAFF                      Director                                   September 26, 1997
   -----------------------------
          George Nadaff

         /s/ JAMES HACKNEY                      Director                                   September 26, 1997
   -----------------------------
          James Hackney

          /s/ LEARA DORY                        Vice President of Finance & Secretary      September 26, 1997
   -----------------------------                (Principal Financial and
            Leara Dory                          Accounting Official)






18     VIE DE FRANCE

                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------
                           Vie de France Corporation

The Board of Directors and Stockholders
Vie de France Corporation:

            We have audited the accompanying consolidated balance sheets of Vie de France Corporation and subsidiaries as of June 28, 1997 and June 29, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule for the years ended June 28, 1997 and June 29, 1996, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vie de France Corporation and subsidiaries as of June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended June 28, 1997 and June 29, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

            As discussed in Note 1 to the consolidated financial statements, effective June 25, 1995, the Company changed its accounting method for certain inventory costs.

                                            KPMG PEAT MARWICK LLP

                                            Washington, D.C.
                                            September 23, 1997





                                                           VIE DE FRANCE     19

                       REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------
                           Vie de France Corporation

To the Board of Directors and Stockholders
Vie de France Corporation

            In our opinion, the consolidated financial statements listed in the index appearing under items 14(a)(1) and (2) present fairly, in all material respects, the results of operations of Vie de France Corporation and its subsidiaries, and their cash flows for the year ended June 24, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Vie de France Corporation and its subsidiaries for any period subsequent to June 24, 1995.

                                            PRICE WATERHOUSE LLP

                                            Washington, D.C.
                                            August 25, 1995





20     VIE DE FRANCE

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                           Vie de France Corporation

                                                                                          June 28,          June 29,
                                                                                            1997              1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents (including restricted cash of $143,000 and $0,
     respectively)                                                                     $    353,000      $  6,862,000
  Investments, current                                                                    1,098,000         2,658,000
  Accounts receivable, trade                                                              2,357,000         1,486,000
  Inventory                                                                               1,999,000         2,119,000
  Prepaid expenses                                                                          330,000           137,000
  Current portion of notes receivable, related party                                        603,000            10,000
  Income tax receivable                                                                     753,000                --
  Other current assets                                                                      374,000           292,000
                                                                                       -------------     -------------
   Total current assets                                                                   7,867,000        13,564,000

Investments, noncurrent                                                                  10,217,000         5,598,000
Fixed assets, net                                                                         4,269,000         5,313,000
Notes receivable, related party, including accrued interest, less current portion            56,000         2,178,000
Other assets                                                                                303,000           382,000
                                                                                       -------------     -------------
   Total assets                                                                        $ 22,712,000      $ 27,035,000
                                                                                       =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                                $  1,195,000      $    948,000
  Accrued payroll and related liabilities                                                   631,000           577,000
  Current portion of long-term debt                                                         807,000           153,000
  Accrued store closings                                                                     72,000           287,000
  Other accrued taxes                                                                       114,000           141,000
                                                                                       -------------     -------------
   Total current liabilities                                                              2,819,000         2,106,000

Long-term debt, less current portion                                                      1,768,000         2,147,000
                                                                                       -------------     -------------
   Total liabilities                                                                      4,587,000         4,253,000
                                                                                       =============     =============

Stockholders' equity
  Common stock--$.01 par value, 20,000,000 shares authorized,
    14,078,620 and 14,034,620 issued and 13,822,543 and 13,822,543 shares outstanding       141,000           141,000
  Class B Stock--$.01 par value, 175,000 shares authorized, none issued                          --                --
Additional paid-in capital                                                               21,352,000        21,352,000
Retained earnings                                                                         2,323,000         2,789,000
Cumulative translation adjustment                                                            13,000            50,000
Unrealized gains (losses) on debt and equity investments                                     11,000          (110,000)
Treasury stock, at cost (256,077 shares)                                                 (1,440,000)       (1,440,000)
Notes receivable from majority shareholder, including accrued interest                   (4,275,000)               --
                                                                                       -------------     -------------
  Total stockholders' equity                                                             18,125,000        22,782,000
                                                                                       -------------     -------------
Commitments and contingencies
  Total liabilities and stockholders' equity                                           $ 22,712,000      $ 27,035,000
                                                                                       =============     =============

See accompanying notes to consolidated financial statements.





                                                                VIE DE FRANCE 21

                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                           Vie de France Corporation

                                                                                         Year Ended
                                                                     -------------------------------------------------
                                                                          June 28,        June 29,           June 24,
                                                                            1997            1996               1995
----------------------------------------------------------------------------------------------------------------------
Net sales                                                              $ 13,987,000     $16,078,000       $15,707,000

Cost of goods sold                                                       12,015,000      14,084,000        11,046,000
                                                                       ------------     -----------       -----------
  Gross margin                                                            1,972,000       1,994,000         4,661,000

Selling and administration                                                4,257,000       3,748,000         5,221,000
Depreciation and amortization                                               110,000         107,000         1,053,000
Other income                                                                (29,000)         (8,000)         (166,000)
Loss on equity method investment                                                 --       1,500,000                --
                                                                       ------------     -----------       -----------
  Loss from operations                                                   (2,366,000)     (3,353,000)       (1,447,000)
                                                                       ------------     -----------       -----------

Nonoperating income (expense)
  Investment income                                                       1,093,000       1,234,000         1,256,000
  Interest expense                                                         (105,000)       (229,000)         (192,000)
  Other income (expense)                                                      5,000          14,000           (16,000)
                                                                       ------------     -----------       -----------
   Total nonoperating income                                                993,000       1,019,000         1,048,000
                                                                       ------------     -----------       -----------

Loss from continuing operations before income taxes, discontinued
  operations, and cumulative effect of change in accounting principle    (1,373,000)     (2,334,000)         (399,000)
Provision for income tax (expense) benefit                                  439,000         110,000          (307,000)
                                                                       ------------     -----------       -----------

Loss from continuing operations before discontinued operations and
  cumulative effect of change in accounting principle, net of taxes        (934,000)     (2,224,000)         (706,000)

Gain from sale of discontinued operations, net of taxes                     468,000         313,000           730,000
Cumulative effect of change in accounting principle, net of taxes                --         197,000                --
                                                                       ------------     -----------       -----------

Net income (loss)                                                      $   (466,000)    $(1,714,000)      $    24,000
                                                                       ============     ===========       ===========

Net income (loss) per common share:
  Continuing operations before discontinued
    operations and cumulative effect of change in accounting
    principle, net of taxes                                            $      (0.07)    $     (0.16)      $     (0.05)
  Discontinued operations                                              $       0.03     $      0.02       $      0.05
  Cumulative effect of change in accounting principle                  $         --     $      0.01       $        --
                                                                       ------------     -----------       -----------
Net income (loss) per common share                                     $      (0.04)    $     (0.13)      $      0.00
                                                                       ============     ===========       ===========

Weighted average shares outstanding                                      13,822,543      13,797,492        13,767,852
                                                                       ============     ===========       ===========

See accompanying notes to consolidated financial statements.





22     VIE DE FRANCE

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                           Vie de France Corporation

                                                                                            Year Ended
                                                                          -----------------------------------------------
                                                                           June 28,          June 29,           June 24,
                                                                             1997              1996               1995
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $  (466,000)     $ (1,714,000)      $    24,000
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities
    Gain from sale of discontinued operations                               (161,000)         (176,000)         (730,000)
    Loss on equity method investment                                              --         1,500,000                --
    Depreciation and amortization, including discontinued operations       1,249,000         1,194,000         1,053,000
    Gain on disposal of fixed assets                                          10,000                --                --
    Change in cumulative translation adjustment                              (37,000)           41,000           (24,000)
    Cumulative effect of change in accounting principle, net                      --          (197,000)               --
    Income tax benefit                                                            --          (110,000)               --
    Changes in assets and liabilities, net of effects of discontinued
      operations and non-cash transactions:
      (Increase) decrease in accounts receivable trade, net                 (981,000)          160,000          (232,000)
      Decrease in inventory                                                   91,000           537,000          (947,000)
      (Increase) decrease in prepaid expenses                               (193,000)          (18,000)           62,000
      Increase in notes receivable, related party                           (305,000)         (120,000)          (93,000)
      Increase in income tax receivable                                     (753,000)               --                --
      (Increase) decrease in other assets                                    (41,000)          317,000          (365,000)
      Increase (decrease) in accounts payable and accrued expenses           273,000          (366,000)          362,000
      Increase (decrease) in accrued payroll and related liabilities          87,000            59,000           (44,000)
      Decrease in accrued store closing costs                                (64,000)          (12,000)         (307,000)
      Decrease in other accrued taxes                                        (17,000)               --          (237,000)
      Decrease in income taxes payable                                            --                --        (3,128,000)
                                                                         -----------      ------------       -----------
  Net cash (used) provided by operating activities                        (1,308,000)        1,095,000        (4,606,000)
                                                                         -----------      ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of investments                                                     10,660,000        13,600,000         3,085,000
  Purchase of investments                                                (13,598,000)      (11,044,000)               --
  Investments in common stock                                                     --        (1,000,000)         (500,000)
  Notes receivable issued to majority shareholder                         (2,441,000)               --        (1,450,000)
  Proceeds on disposal of fixed assets                                         1,000             3,000                --
  Capital expenditures                                                      (413,000)         (509,000)       (1,490,000)
                                                                         -----------      ------------       -----------
  Net cash (used) provided by investing activities                        (5,791,000)        1,050,000          (355,000)
                                                                         -----------      ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Additions to debt                                                            744,000                --         2,184,000
Reductions of debt                                                          (154,000)         (681,000)         (890,000)
Proceeds from issuance of stock                                                   --            84,000            50,000
                                                                         -----------      ------------       -----------
  Net cash provided (used) by financing activities                           590,000          (597,000)        1,344,000
                                                                         -----------      ------------       -----------
  Net increase (decrease) in cash and cash equivalents                    (6,509,000)        1,548,000        (3,617,000)
  Cash and cash equivalents, beginning of period                           6,862,000         5,314,000         8,931,000
                                                                         -----------      ------------       -----------
CASH and CASH EQUIVALENTS, END OF PERIOD                                 $   353,000      $  6,862,000       $ 5,314,000
                                                                         ===========      ============       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest                                                               $   131,000      $    241,000       $   153,000
  Income taxes, net                                                      $        --      $         --       $ 3,486,000
                                                                         ===========      ============       ===========
Non-cash activities:
  Facility purchased under capital lease                                 $        --      $         --       $ 1,688,000
  Unrealized income (losses) on debt and equity investments              $   121,000      $   (110,000)      $        --
                                                                         ===========      ============       ===========

See accompanying notes to consolidated financial statements





                                                           VIE DE FRANCE     23

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
                           Vie de France Corporation

                                                                                                            Notes
                                                                                                          Receivable
                                                                              Unrealized                     from
                                                                                Gains                      Majority
                                                                               (Losses)                   Shareholder
                                        Additional               Cumulative    on Debt                     Including       Total
                             Common       Paid-In    Retained   Translation   and Equity    Treasury        Accrued    Stockholders'
                             Stock        Capital    Earnings    Adjustment  Investments     Stock          Interest       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 25, 1994      $140,000   $21,219,000  $4,479,000     $33,000            --   $(1,440,000)           --   $24,431,000
  Stock options exercised         --        50,000          --          --            --            --            --        50,000
  1995 net income                 --            --      24,000          --            --            --            --        24,000
  Translation adjustment          --            --          --     (24,000)           --            --            --       (24,000)
                            --------   -----------  ----------    --------      --------   -----------   -----------   -----------
Balance, June 24, 1995       140,000    21,269,000   4,503,000       9,000            --    (1,440,000)           --    24,481,000

  Stock options exercised      1,000        83,000          --          --            --            --            --        84,000
  1996 net loss                   --            --  (1,714,000)         --            --            --            --    (1,714,000)
  Unrealized losses on
    debt and equity
    investments                   --            --          --          --      (110,000)           --            --      (110,000)
  Translation Adjustment          --            --          --      41,000            --            --            --        41,000
                            --------   -----------  ----------    --------      --------   -----------   -----------   -----------
Balance, June 29, 1996       141,000    21,352,000   2,789,000      50,000      (110,000)   (1,440,000)           --    22,782,000

  Stock options exercised         --            --          --          --            --            --            --            --
  1997 net loss                   --            --    (466,000)         --            --            --            --      (466,000)
  Unrealized gains on debt
    and equity investments        --            --          --          --       121,000            --            --       121,000
  Translation Adjustment          --            --          --     (37,000)           --            --            --       (37,000)
  Loan to majority
    shareholder, including
    accrued interests             --            --          --          --            --            --    (4,275,000)   (4,275,000)
                            --------   -----------  ----------    --------      --------   -----------   -----------   -----------
Balance, June 28, 1997      $141,000   $21,352,000  $2,323,000     $13,000       $11,000   $(1,440,000)  $(4,275,000)  $18,125,000
                            ========   ===========  ==========    ========      ========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.





24     VIE DE FRANCE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                          Vie de France Corporation

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         The Company develops, produces and markets high-quality frozen entrees, side dishes and sauces for the foodservice and retail industries. During the third quarter of fiscal year 1997, the Company announced its new marketing focus on the banquet business, which consists of the lodging and transportation markets. The lodging market comprises of hotels, convention centers, casinos and similar facilities. The transportation market comprises of airlines, railroads, cruise ships and other similar facilities. Other focuses of the Company are international sales and retail customers, including sales to restaurants, military installations and home meal replacement.

Principles of Consolidation

         The financial statements include the consolidated accounts of Vie de France Corporation and its subsidiaries (collectively "the Company"). All significant intercompany transactions have been eliminated in the financial statements.

Fiscal Year

         The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. Fiscal year 1997 contains 52 weeks, 1996 contained 53 weeks and 1995 contained 52 weeks.

Financial Statement Reclassifications

         Certain items in prior year financial statements have been reclassified to conform to the current year financial statement presentation.

Accounting Change

         Effective June 25, 1995 (fiscal year 1996), the Company changed its overhead absorption policy with regard to finished goods inventories. Prior to this change, the Company had valued its inventories using partial absorption of certain plant-level indirect manufacturing overhead costs. Additional costs, such as material handling, purchasing and receiving, plant administration and factory and equipment depreciation, were expensed as period costs. These costs are now treated as product costs under the method adopted by the Company in order to better match costs with related revenues and to better conform to prevailing manufacturing industry practice. Under this method approximately $1,087,000 of depreciation and amortization costs and $1,848,000 of general administrative expenses were reclassified as product costs during 1996. The effect of this change on 1995 amounts is immaterial.

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

Revenue Recognition

         The Company recognizes revenue at the time products are shipped to its customers, with the exception of some of its United States airline distributors. For U.S. airline distributors that purchase salmon products directly from the Company's Norway facility, the Company recognizes revenue when the customer receives the products.

Cash and Cash Equivalents

         Cash equivalents consist of highly liquid investments with an original maturity of three months or less.

Investments

         Investment securities consist of U.S. Treasury, mortgage-backed instruments, corporate debt and equity securities. The Company has classified its investments as "available-for-sale." Securities classified as available for sale includes securities which could be sold in response to changes in interest rates for general liquidity needs. Such securities are carried at estimated fair value with unrealized gains or losses recorded as a separate component of equity.

         Investments in affiliates in which the Company has an ownership position providing it with significant influence over the investee, are accounted for by the equity method. Equity method investments are recorded at original cost and are adjusted to recognize the Company's proportionate share of the investees' income or losses after date of investment, and additional contributions made.

Inventory

         Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead.


                                                           VIE DE FRANCE     25
nventory consisted of:

                                                                    June 28,           June 29,
                                                                      1997               1996
                  ------------------------------------------------------------------------------
                  Raw materials                                    $  413,000         $  529,000
                  Frozen product & other finished goods             1,438,000          1,448,000
                  Packing materials & supplies                        246,000            193,000
                                                                   ----------         ----------
                                                                    2,097,000          2,170,000
                  Less obsolescence reserve                           (98,000)           (51,000)
                                                                   ----------         ----------
                                                                   $1,999,000         $2,119,000
                                                                   ==========         ==========

Fixed Assets

         Machinery, equipment, furniture and fixtures are depreciated using the straight-line method over estimated useful lives which range from two to eight years. Leasehold improvements are amortized using the straight-line method over the shorter of terms of the leases which range from four to twenty years, or the estimated useful life of the improvement.

         Expenditures for maintenance and repairs are charged to expense, and significant improvements are capitalized. For continuing operations, maintenance and repairs charged to expense approximated $352,000 in 1997, $381,000 in 1996 and $373,000 in 1995.

         The components of fixed assets were as follows:

                                                                    June 28,           June 29,
                                                                      1997               1996
                  ------------------------------------------------------------------------------
                  Machinery & equipment                           $ 5,938,000        $ 5,717,000
                  Furniture & fixtures                                166,000            164,000
                  Leasehold improvements                            2,213,000          2,214,000
                  Building under capital lease                      1,583,000          1,756,000
                  Construction in progress                             63,000             34,000
                                                                  -----------        -----------
                                                                    9,963,000          9,885,000
                  Less accumulated depreciation and amortization   (5,694,000)        (4,572,000)
                                                                  -----------        -----------
                                                                  $ 4,269,000        $ 5,313,000
                                                                  ===========        ===========

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and or Long-lived Assets to Be Disposed of ("Statement 121") on June 30, 1996 (fiscal year 1997). Statement 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of Statement 121 did not have a material impact on the Company's financial position, results of operations or liquidity.

Accounting for Stock-Based Compensation

         Prior to June 30, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On June 30, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and





26     VIE DE FRANCE
future years as if the fair-value based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure of the provisions of Statement 123 (see note 7). In addition, in accordance with Statement 123, the Company applies fair value as the measurement basis for transactions in which equity instruments are issued to nonemployees.

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

New Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"), and No. 129, Disclosure of Information About Capital Structure ("Statement 129"). Statement 128 was issued to simplify the computations of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. Statement 128 replaces primary and fully diluted earnings per share with basic earnings and diluted earnings per share. Statement 129 will change some of the required disclosures about capital structure. It is not expected that these statements will have a material effect on the Company's financial statements. The Statements are effective for the year ending June 27, 1998.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of the statements, during fiscal year 1998. The Company believes that the disclosure of comprehensive income in accordance with the provisions of Statement 130 will impact the manner of presentation of its financial statements as currently and previously reported earnings include amounts from cumulative translation adjustments and unrealized gains and losses on debt and equity instruments.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 applies to all public business enterprises and establishes standards for the reporting and display of financial data of operating segments in the financial statements. Statement 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The Company is required to adopt the provisions of the statement during fiscal year 1998. Adoption of this statement will require additional disclosure.

NOTE 2--INVESTMENTS

         The Company's investments are classified as available-for-sale. These securities are carried at fair value and unrealized gains and losses are reported in a separate component of stockholders' equity.

         The following is a summary of the Company's investments at June 28, 1997:

                                                                                               Estimated
                                                                      Unrealized                 Fair
                                                  Cost           Gains          Losses           Value
              ------------------------------------------------------------------------------------------
              U.S. Government and agencies
                Current                        $   978,000      $14,000              --      $   992,000
                Non-current                      6,993,000       20,000              --        7,013,000
              Corporate debt
                Current                            109,000           --          (3,000)         106,000
                Non-current                      3,224,000           --         (20,000)       3,204,000
                                               -----------      -------       ---------      -----------
                 Total investments             $11,304,000      $34,000       $ (23,000)     $11,315,000
                                               ===========      =======       =========      ===========





                                                           VIE DE FRANCE     27

         The following is a summary of the Company's investments at June 29, 1996:

                                                                                               Estimated
                                                                      Unrealized                 Fair
                                                  Cost           Gains          Losses           Value
              ------------------------------------------------------------------------------------------
              U.S. Government and agencies
                Current                         $1,113,000      $    --       $  (6,000)      $1,107,000
                Non-current                      3,972,000           --         (57,000)       3,915,000
              Corporate debt
                Current                          1,549,000      $ 2,000              --        1,551,000
                Non-current                      1,732,000           --         (49,000)       1,683,000
                                                ----------      -------       ---------       ----------
                 Total investments              $8,366,000      $ 2,000       $(112,000)      $8,256,000
                                                ==========      =======       =========       ==========

         The net adjustment to unrealized losses on available-for-sale securities increased stockholders' equity by $11,000 in 1997 and decreased stockholders' equity by $110,000 in 1996.

         During fiscal year 1997 and 1996 the Company realized gross gains on sale of investments of $4,000 and $1,000, respectively. In addition, the Company realized gross losses on sale of investments of $74,000 and $35,000 during fiscal year 1997 and 1996, respectively.

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

         Through June 29, 1996, the Company had made investments totaling $1,500,000 in Stockwell's Home Meal Market(TM) (Stockwell's), a start-up entity devoted to the development of a chain of frozen food retail outlets. During 1996, Stockwell's incurred substantial losses and decided to close its two stores in July and August, 1996, respectively. The Company determined that is was not likely that the investment would be recovered, therefore the remaining investment balance was written off during the fourth quarter of 1996. The fiscal year 1996 financial statements reflect the Company's share of losses of $405,000 and the additional write-off of the investment of $1,095,000, which are included in loss on equity method investment in the accompanying consolidated statements of operations. During portions of 1996, the chief financial officer and president of the Company also served on the board of directors' of Stockwell's.

NOTE 3--INCOME TAXES

         The composition of the provision for income tax expense (benefit) attributable to continuing operations was:

                                                             June 28,         June 29,       June 24,
                                                               1997             1996           1995
                 -------------------------------------------------------------------------------------
                 Current:
                   Federal                                   $(439,000)       $      --      $ 285,000
                   State                                            --               --         22,000
                                                             ----------       ----------     ---------
                                                              (439,000)              --        307,000
                 Deferred:
                   Federal                                          --         (110,000)            --
                   State                                            --               --             --
                                                             ----------       ----------     ---------
                                                                    --         (110,000)            --
                                                             ----------       ----------     ---------
                 Total provision for income tax
                   (benefit) expense, continuing operations  $(439,000)       $(110,000)     $ 307,000
                                                             ==========       ==========     =========





28     VIE DE FRANCE

         The provision (benefit) for income taxes for fiscal years 1997, 1996 and 1995 has been presented in the consolidated statements of income as continuing operations, discontinued operations and cumulative effect of change in accounting principle as follows:

                                                             June 28,         June 29,       June 24,
                                                               1997             1996           1995
                 ---------------------------------------------------------------------------------------
                 Tax (benefit) provision allocated to:
                 Continuing Operations                       $(439,000)      $ (110,000)      $307,000
                 Discontinued Operations:                     (314,000)        (335,000)            --
                 Cumulative effect of change in accounting
                   principle                                        --          110,000             --
                                                             ---------       ----------       --------
                 Total provision for income tax (benefit)
                   expense                                   $(753,000)      $ (335,000)      $307,000
                                                             =========       ==========       ========

         The differences between amounts computed by applying the statutory federal income tax rates to income from continuing operations and the total income tax provision applicable to continuing operations were as follows:

                                                                             Year Ended
                                                            --------------------------------------------
                                                             June 28,         June 29,       June 24,
                                                               1997             1996           1995
                 ---------------------------------------------------------------------------------------
                 Federal tax benefit at statutory rates      $(467,000)       $(793,000)     $(136,000)
                 Loss from foreign operations                   84,000          231,000        252,000
                 Period effect of valuation allowance           (8,000)         497,000        156,000
                 State income taxes, net                       (54,000)         (12,000)        38,000
                 Other, net                                      6,000          (33,000)        (3,000)
                                                             ---------        ---------      ---------
                   Total expense (benefit)                   $(439,000)       $(110,000)     $ 307,000
                                                             =========        =========      =========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at June 28, 1997 and June 29, 1996 are offset by a valuation allowance of approximately $1,370,000 and $1,378,000, respectively, due to uncertainties surrounding the ultimate realizability of the assets.

         The significant components of deferred tax assets are as follows:

                                                                       June 28,        June 29,
                       Deferred tax assets:                              1997            1996
                       -------------------------------------------------------------------------
                       Net foreign operating loss carryforwards      $   609,000     $   495,000
                       Alternative minimum tax credit carryforwards      357,000              --
                       Accrued losses on discontinued operations          29,000         112,000
                       Inventory adjustment                              186,000         163,000
                       Accrued losses on equity method investment             --         585,000
                       Other                                             242,000          76,000
                                                                     -----------     -----------
                         Total deferred tax assets                     1,423,000       1,431,000

                       Less valuation allowance                       (1,370,000)     (1,378,000)
                         Net deferred tax assets                          53,000          53,000
                                                                     -----------     -----------
                       Deferred tax liabilities:
                         Property and equipment                           53,000          53,000
                                                                     -----------     -----------
                         Net deferred income taxes                            --              --
                                                                     ===========     ===========

         The valuation allowance for deferred tax assets as of June 24, 1995 was $891,000. The net changes in total valuation allowance for the years ended June 28, 1997 and June 29, 1996 were a decrease of $8,000 and an increase of $487,000, respectively.





                                                           VIE DE FRANCE     29

         The net foreign operating loss carryforward can only be used to offset taxable income in the country where the carryforward was generated. These operating loss carryforwards expire as follows:

                       Fiscal year 2004,   $219,000
                       Fiscal year 2005,   $832,000
                       Fiscal year 2006,   $716,000
                       Fiscal year 2007,   $408,000

NOTE 4--DISCONTINUED OPERATIONS

         The gain from sale of discontinued operations for fiscal year 1997 relates to reversal of certain accruals related to the former Bakery and Restaurant Divisions of $154,000 due to the settlement of certain leases relating to the former restaurants and bakeries, of which $60,000 was recorded in the fourth quarter of 1997, and income tax refunds applied of $314,000, of which $110,000 was recorded in the fourth quarter of 1997. The Company expects to receive these refunds by the end of the first quarter of fiscal year 1998. As of June 28, 1997, reserves of approximately $72,000 relating to a remaining lease is accrued by the Company.

         The gain from sale of discontinued operations for fiscal year 1996 relates to the net effect of reversals of certain accruals related to the former Restaurant Division of $22,000, and income tax refunds received during 1996 of $335,000.

         During the third and fourth quarters of fiscal year 1995, the Company reduced its accruals related to the sale of the former Restaurant Division. This reduction was possible due to the expiration of certain contingent liabilities.

NOTE 5--LONG-TERM DEBT

         Long-term debt, net of current maturities, at June 28, 1997 and June 29, 1996 was as follows:

                                                                                       1997            1996
                                                                                     Principal      Principal
         Lender                     Description           Maturity                  Outstanding     Outstanding
         ------------------------------------------------------------------------------------------------------
         Den norske Bank            Overdraft Facility    Six months, renewable     $  634,000      $       --
         Den norske Bank            Term Loan             February 28, 2000            190,000         297,000
         SND                        Term Loan             February 1, 2004             271,000         321,000
         Nations Bank               Term Loan             June 2, 2002                  31,000              --
         Hjelmeland Kommune         Capital Lease         June 1, 2014               1,449,000       1,682,000
                                                                                    ----------      ----------
                                                          Total                     $2,575,000      $2,300,000
                                                          Less-current portion         807,000         153,000
                                                                                    ----------      ----------
                                                          Non-current portion       $1,768,000      $2,147,000
                                                                                    ==========      ==========

         Borrowings under the Den norske Bank ("DnB") Overdraft Facility are limited to a percentage of VdF Norway, inventories and receivables, up to a maximum of $1,000,000 with a floating interest rate equal to the prevailing Norwegian overnight funds rate plus two percentage points. The Den norske Bank Overdraft Facility interest rate at June 28, 1997 and June 29, 1996 was 5.90 % and 4.85%, respectively.

         During fiscal year 1995, VdF Norway was not in compliance with certain of the covenants set forth by DnB. In 1996, DnB agreed to temporarily waive such covenants in exchange for certain guarantees on the part of the Company. These included a guaranty in the form of a renewable six-month stand-by letter of credit issued by the Company in the amount of $600,000, along with the subordination of a $300,000 loan from the Company to VdF Norway. During fiscal year 1997, the stand-by letter of credit was increased to $800,000. Accordingly, DnB has agreed to maintain the overdraft facility and waive its covenant requirements for as long as the stand-by letter of credit is in effect, but it has limited borrowings up to the amount of the guaranty of $800,000. The term loan from DnB has a stated interest rate of 7.25% and will be repaid through ten semi-annual payments of principal and interest beginning August 30, 1995 and ending February 28, 2000.

         Statens Narings-OgDistriktutvikiingsfond ("SND"), a governmental development agency in Norway, issued to VdF Norway, an eight-year term loan that requires the establishment of a working plant facility. The loan has a variable interest rate which at June 28, 1997 and June 29, 1996 was 6.90% and 10%, respectively, and will be repaid through sixteen semi-annual payments of principal and interest beginning August 1, 1996 and ending February 1, 2004.





30     VIE DE FRANCE

         VdF Norway entered into a twenty-year capital lease obligation with an initial principal amount of $1,691,000 and with quarterly payments of $49,000, including principal and interest. At the end of the lease term, ownership of the facility will transfer to VdF Norway. The Company has issued no guarantees with respect to this lease.

         During fiscal year 1997 the Company entered into a five year term loan with Nations Bank to finance the purchase of a new refrigerated truck for its U.S. operations. The Nations Bank term loan has a stated interest rate of 8.85% and will be repaid through monthly payments of principal and interest beginning June 2, 1997 to June 2, 2002.

         Maturities for the renewable overdraft facility, of the three term loans and the capital lease during the next five fiscal years on an aggregate basis at June 28, 1997 were as follows: 1998 - $807,000; 1999 - $177,000; 2000
- $139,000; 2001 - $107,000; 2002 - $113,000 and $1,233,000 thereafter. The maturities for 1997 of $807,000 includes the balance of the $634,000 amount borrowed under the overdraft facility at June 28, 1997.

NOTE 6--STOCKHOLDERS' EQUITY

         The Company's capital stock is comprised of two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock option plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law.

NOTE 7--EMPLOYEE BENEFITS

         The Company sponsors a qualified employee savings plan under which employees who meet certain minimum age and service requirements are eligible to participate. The Company matches one-third of the first 6% of eligible employees' voluntary contributions to the plan. The Company expensed, as a component of continuing operations, $12,000, $13,000 and $11,000 in fiscal years 1997, 1996 and 1995, respectively, for contributions to the savings and profit sharing plan.

         In fiscal year 1994, the Company implemented a non-qualified employee savings plan under which senior management employees are eligible to participate. The Company matches one-third of the first 6% of eligible employees' voluntary contributions to the plan. The Company's matching contribution is limited to 6% of the combined contributions into both the qualified and the non-qualified plan. The Company expensed, as a component of continuing operations, $12,000, $13,000 and $14,000 for fiscal year 1997, 1996 and 1995, respectively.

         The Company expensed $35,000 and $37,000 for a separate health and retirement plan for the president of the Company in fiscal year 1997 and 1996, respectively.

         During fiscal year 1993, the Company established, upon stockholder approval, the 1992 Stock Option Plan which provides for up to 300,000 shares of the Company's Common Stock to be made available to employees at various prices as established by the Board of Directors at the date of grant. Upon the adoption of the 1992 Stock Option Plan, two previous plans, the 1986 Stock Option Plan and the 1982 Stock Option Plan, were terminated except with respect to 373,000 options issued and outstanding under these plans. During fiscal year 1996, the Company granted 82,250 options under the 1992 Stock Option Plan. The outstanding options expire through fiscal year 2006. During fiscal year 1997 the Company amended its 1992 Stock Option Plan to increase the number of shares in its plan from 300,000 to 1,300,000 upon majority shareholder approval. During fiscal year 1997, the Company granted to employees 951,460 options under the 1992 Stock Option Plan. The outstanding options expire through fiscal year 2007.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996 as follows:

                                                                                1997
                                                                     -------------------------
                                                                       June 28,       June 29,
                          Deferred tax assets:                           1997           1996
                          --------------------------------------------------------------------
                          Expected dividend yield                           --             --
                          Risk-free interest rate                         6.4%           6.3%
                          Expected life (in years)                           6              6
                          Expected volatility                              71%            60%

         The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan in the financial statements. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans consistent with the method





                                                           VIE DE FRANCE     31
of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                       June 28,        June 29,
                       Deferred tax assets:                              1997            1996
                       --------------------------------------------------------------------------
                       Net loss:
                         As reported                                   $(466,000)    $(1,714,000)
                         Pro forma                                     $(653,000)    $(1,747,000)
                       Primary and fully diluted net loss per share:
                         As reported                                   $   (0.04)    $     (0.13)
                         Pro forma                                     $   (0.05)    $     (0.14)

         Changes in outstanding options were as follows:

                                                                                              Weighted-
                                                                                               Average
                                                                             Number of         Exercise
                                                        Price Range           Options            Price
                 --------------------------------------------------------------------------------------
                 Outstanding at June 25, 1994           $1.63-$4.00            393,375           $2.57
                 Options granted                               3.50             77,000            3.50
                 Options exercised                        1.63-3.88            (22,500)           2.12
                 Options canceled                         1.63-3.88            (57,875)           2.81
                                                                             ---------
                 Outstanding at June 24, 1995             1.63-4.00            390,000            2.74
                 Options granted                          2.38-3.13             82,250            2.87
                 Options exercised                        1.63-2.38            (44,000)           1.89
                 Options canceled                         1.63-4.00            (57,500)           3.44
                                                                             ---------
                 Outstanding at June 29, 1996             1.63-4.00            370,750            2.76
                 Options granted                               1.38            951,460            1.38
                 Options exercised                               --                 --              --
                 Options canceled                         1.63-4.00            (39,500)           2.80
                                                                             ---------
                 Outstanding at June 28, 1997             1.38-4.00          1,282,710            1.73
                                                                             =========

         As of June 28, 1997, options to purchase 1,282,710 shares of common stock were currently outstanding, at prices ranging from $1.38 to $4.00. The exercise prices equal the fair market value of the stock at the date of grant.

         The Board of Directors unanimously approved to revalue all stock options issued during fiscal year 1997 to the lower of the market price of $1.38 on June 26, 1997, or the value of the original issue on the date of grant. The original stock grant prices during fiscal year 1997 ranged from $1.38 to $2.13. The date of grant and vesting period was not affected by this revaluation.

         At June 28, 1997 and June 29, 1996, the number of options exercisable was 471,802 and 319,750, respectively, and the weighted-average exercise price of those options was $2.21 and $2.59, respectively. The weighted-average remaining contractual life is 9 years.

         The following table summarizes information about fixed stock options outstanding at June 28, 1997:

                                               Stock Options Outstanding                Stock Options Exercisable
                                   -----------------------------------------------     ----------------------------
                                     Number      Weighted-Average                        Number
                                   Outstanding      Remaining        Weighted-Avg      Exercisable    Weighted-Avg
      Range of Exercise Prices      at 6/28/97   Contractual Life   Exercise Price      at 6/28/97  Exercise Price
      -------------------------------------------------------------------------------------------------------------
      $1.38 to $1.50                 951,460           9.90              $1.38            87,865         $1.38
      $1.51 to $2.00                 116,000           3.26              $1.77           114,500         $1.77
      $2.01 to $2.50                  52,750           6.01              $2.38            44,937         $2.38
      $3.01 to $3.50                  99,000           7.91              $3.34            62,750         $3.34
      $3.51 to $4.00                  63,500           6.55              $3.95            61,750         $3.95





32     VIE DE FRANCE

NOTE 8--COMMITMENTS

      The Company leases office and plant space under operating leases, which expire on various dates through 1999. Certain leases provide for escalations in rent based upon increases in the lessor's annual operating costs or the consumer price index. Future minimum lease payments under these agreements at June 28, 1997 were as follows:

                       Fiscal Year
                       --------------------------------------------------------------------------
                       1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  429,000
                       1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  341,000
                         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . $770,000

         Rent expense for continuing operations approximated $414,000, $405,000 and $371,000 for fiscal years 1997, 1996 and 1995, respectively.

NOTE 9--TRANSACTIONS WITH RELATED PARTIES

         As of June 28, 1997 and June 29, 1996 the Company had outstanding $4,791,000 and 2,188,000, respectively of notes receivable from its majority shareholder, FRC Corporation as described in the following table:

                                                                                    Outstanding Balance
         Original Loan Amount          Maturity Date      Interest Rate     June 28, 1997     June 29, 1996
         ---------------------------------------------------------------------------------------------------
               $  516,000              July 1, 1997                8%          $  516,000        $  516,000
               $1,000,000              August 1, 1997              8%           1,000,000         1,000,000
               $  450,000              October 1, 1997             8%             450,000           450,000
               $1,432,000              April 1, 2000            8.25%           1,432,000                --
               $  568,000              April 1, 2000            8.25%             568,000                --
               $  400,000              April 1, 2000            8.25%             400,000                --
               $   42,000              April 1, 2000            8.25%              42,000                --
                                                                               ----------        ----------
                                                                               $4,408,000        $1,966,000
               Accrued interest                                                   383,000           222,000
                                                                               ----------        ----------
                                                                               $4,791,000        $2,188,000
                                                                               ==========        ==========

         The three loans from FRC that were outstanding as of June 29, 1996 are secured by the assets of FRC Corporation. The four loans issued in 1997, due in April 2000, are collateralized by FRC's shares of the Company's stock. Subsequent to year end, the loan due July 1, 1997 was paid in full. The Company is presently in discussions with its majority shareholder to extend the maturity of the notes originally due in August and October of 1997. All loans require quarterly interest payments.

         Management believes all notes receivable from FRC will be paid in full upon maturity if not sooner. However, because of the extension of the 1996 notes maturity, the nature of the collateral securing the 1997 notes, and term of the 1997 notes, the balance of the notes from FRC, excluding the note due and paid in July 1997, have been presented as a separate component of stockholders' equity in the accompanying balance sheet as of June 28, 1997.

         In addition to these loans, two other related party loans in the amounts of $36,000 and $62,000 were outstanding at the end of fiscal year 1996.

         At June 28, 1997 and June 29, 1996, the Company has an employee loan outstanding in the amount of $56,000. This loan was made during fiscal year 1996 and bears no interest through April, 1997. Effective April, 1997 this loan was renewed, and interest shall accrue on the outstanding principal of the note and shall be payable at a rate of 8.5% per annum, commencing April, 2000. The employee will pay against the principal with 50% of all future cash bonuses earned with the Company and any additional payments made by the employee, until the loan is relinquished. This loan was established as a part of the employee's employment contract. A second employee loan was outstanding in the amount of $45,000, which bears no interest, and is expected to be paid by the end of the first quarter of fiscal year 1998.

         The Board of Directors agreed to pay one of its Directors a $15,000 annual fee less the amount of consulting fees paid to the member during the fiscal year for services provided on behalf of the Company's technology committee. The board member provides engineering consulting services to the Company through the member's own company at his normal billing rates.

         The Company receives consulting services under an agreement with Food Investors Corporation ("FIC"), which is majority owned by the Secria Europe, S.A. FRC is also owned by Secria Europe. Pursuant to the consulting agreement, FIC provides services related to management, planning, strategy development and pursuing world-wide interests of the Company. This agreement is renewable by the Company annually. The amount paid by the Company to FIC in fiscal years 1997, 1996 and 1995 was $144,000.

         During fiscal years 1997 and 1996, the Company had sales to related parties in the amount of $281,000 and $144,000, respectively.





                                                           VIE DE FRANCE     33

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

NOTE 10--SALES TO MAJOR CUSTOMERS

         During the fiscal 1997, sales to hotels and other lodging customers, transportation, new business development, international and Norway customers represented 41.6%, 34.8%, 14.2%, .6% and 8.8%, respectively compared to 50.7%, 29.2%, 16.3%, 2.4% and 1.4% in fiscal year 1996 and 58.1%, 29.1%, 11.1%, 1.2%
and .5% in fiscal 1995.

         In fiscal years 1997, 1996 and 1995, sales to food service distributors representing the Marriott Hotel chain amounted to 15.2%, 18.9% and 25% of total net sales. In fiscal year 1997, 1996 and 1995, sales to food service distributors representing the Hyatt Hotel chain amounted to 17.2%, 22.5% and 23.2% of total net sales. Sales to distributors serving the airline industry represented 38.2%, 29.2% and 28.4% of total net sales in fiscal year 1997, 1996 and 1995, respectively. The loss of any of the above customers could have an effect on the Company's results of operations.

NOTE 11--LITIGATION

         The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts, which it may be required to pay by reason thereof, will have a material effect on the Company's financial position or results of operations.

NOTE 12--SUBSEQUENT EVENT

         Subsequent to fiscal year end, the Company obtained approval for $8.2 million of financing in the form of industrial revenue bonds from the Industrial Development Authority of Loudoun County, Virginia to be used for an envisioned new plant and corporate headquarters in the Greenway Industrial Center near Leesburg, Virginia. As of June 28, 1997 the Company had not officially determined whether it would pursue plans to construct this facility, and has not drawn any funds. In September, 1997 the Company purchased the land through financing with a banking institution, for approximately $700,000 plus applicable fees.





34     VIE DE FRANCE

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
--------------------------------------------------------------------------------
                           Vie de France Corporation

                                                                     SCHEDULE II

                                                                  Additions
                                                         ---------------------------
                                        Balance at       Charged to       Charged to                           Balance
                                         Beginning       Costs and          Other                              at End
                                         of Period        Expenses         Accounts        Deductions         of Period
------------------------------------------------------------------------------------------------------------------------
Year ended June 24, 1995
  Allowance for doubtful accounts         $  2,000        $  3,500                        $    (500)(1)       $  5,000
                                          ========        ========                        =========           ========

  Provision for losses on unit closings    534,000              --                         (167,000)(2)        367,000
                                          ========        ========                        =========           ========


  Allowance for obsolete inventory          97,000              --                          (52,000)            45,000
                                          ========        ========                        =========           ========

Year ended June 29, 1996
  Allowance for doubtful accounts         $  5,000        $     --                        $  (5,000)(1)       $     --
                                          ========        ========                        =========           ========

  Provision for losses on unit closings    367,000          92,000                         (172,000)(2,3)      287,000
                                          ========        ========                        =========           ========

  Allowance for obsolete inventory          45,000           6,000                               --             51,000
                                          ========        ========                        =========           ========

Year ended June 28, 1997
  Allowance for doubtful accounts         $     --        $     --                        $      --           $     --
                                          ========        ========                        =========           ========


 Provision for losses on unit closings     287,000              --                         (215,000)(2,3)       72,000
                                          ========        ========                        =========           ========

 Allowance for obsolete inventory           51,000          47,000                               --             98,000
                                          ========        ========                        =========           ========

(1) Write-off of uncollectible customer accounts, net of recoveries.

(2) Lease termination costs associated with the former Restaurant Division.

(3) Recovery of reserves associated with the former Bakery Division.





                                                           VIE DE FRANCE     35