Form 10-Q
period 1997-09-20
VIE DE FRANCE CORP
filed 1997-11-05
CIK 737602

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     SEPTEMBER 20, 1997
                                         ------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------   --------------


                      Commission File Number            0-12800
                                             ------------------------------

                           VIE DE FRANCE CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                  52-0948383
       -------------                                              ------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 30, 1997.

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

                           VIE DE FRANCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)




                                                                          -----------------------------
                                                                             Sep 20,         June 28,
                                                                              1997             1997
                                                                          ------------    -------------
ASSETS
Current Assets
  Cash and cash equivalents                                               $    631,000    $    353,000
  Investments, current                                                         906,000       1,098,000
  Accounts receivable, trade                                                 1,895,000       2,357,000
  Inventory                                                                  2,173,000       1,999,000
  Prepaid expenses                                                             194,000         330,000
  Current portion of notes receivable, related party                           462,000         603,000
  Income Tax Receivable                                                        804,000         753,000
  Other current assets                                                         359,000         374,000
                                                                          ------------    ------------
   TOTAL CURRENT ASSETS                                                      7,424,000       7,867,000

Investments, noncurrent                                                      9,913,000      10,217,000
Fixed assets, net                                                            4,142,000       4,269,000
Note receivable, related party, including accrued interest,
   less current portion                                                         56,000          56,000
Other assets                                                                   293,000         303,000
                                                                          ------------    ------------
   TOTAL ASSETS                                                           $ 21,828,000    $ 22,712,000
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                   $    846,000    $  1,195,000
  Accrued payroll and related liabilities                                      613,000         631,000
  Current portion of long-term debt                                            761,000         807,000
  Accrued store closings                                                        72,000          72,000
  Other accrued taxes                                                           37,000         114,000
                                                                          ------------    ------------
   Total current liabilities                                                 2,329,000       2,819,000

Long-term debt, less current portion                                         1,711,000       1,768,000
                                                                          ------------    ------------
   Total liabilities                                                         4,040,000       4,587,000
                                                                          ------------    ------------

Stockholders' equity
  Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,078,620 and 14,034,620 shares issued and
    13,822,543 and 13,778,543 shares outstanding                               141,000         141,000
  Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                      -               -
  Additional paid-in capital                                                21,352,000      21,352,000
  Retained earnings                                                          1,812,000       2,323,000
  Cumulative translation adjustment                                            (34,000)         13,000
  Unrealized losses on debt and equity investments                             182,000          11,000
  Treasury stock, at cost (256,077 shares)                                  (1,440,000)     (1,440,000)
  Notes receivable from majority shareholder, including accrued interest     4,225,000      (4,275,000)
                                                                          ------------    ------------
   Total stockholders' equity                                               17,788,000      18,125,000
                                                                          ------------    ------------
Commitments and contingencies

                                                                          ------------    ------------
   Total liabilities and stockholders' equity                             $ 21,828,000    $ 22,712,000
                                                                          ============    ============

See accompanying notes to consolidated financial statements.

                           VIE DE FRANCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  -----------------------------
                                                                           FIRST QUARTER
                                                                  -----------------------------
                                                                         TWELVE WEEKS ENDED
                                                                  -----------------------------
                                                                     Sep 20,         Sep 21,
                                                                      1997             1996
                                                                  -------------   -------------
NET SALES                                                          $  3,064,000    $  2,809,000

COST OF GOODS SOLD                                                    2,654,000       2,565,000
                                                                  -----------------------------
    GROSS MARGIN                                                        410,000         244,000

SELLING AND ADMINISTRATION                                            1,102,000         795,000
DEPRECIATION AND AMORTIZATION                                            26,000          24,000
OTHER INCOME                                                                  -          (7,000)
LOSS ON EQUITY METHOD INVESTMENT                                              -               -
                                                                  -----------------------------
    LOSS FROM OPERATIONS                                               (718,000)       (568,000)
                                                                  -----------------------------

NONOPERATING INCOME (EXPENSE)
    INVESTMENT INCOME                                                   167,000         222,000
    INTEREST EXPENSE                                                    (23,000)        (43,000)
    OTHER INCOME (EXPENSE)                                               11,000          (2,000)
                                                                  -----------------------------
        TOTAL  NONOPERATING INCOME                                      155,000         177,000
                                                                  -----------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, DISCONTINUED OPERATIONS, AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                       (563,000)       (391,000)
PROVISION FOR INCOME TAX BENEFIT                                         52,000               -
                                                                  -----------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS
  AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF TAXES                                                         (511,000)       (391,000)


LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES
GAIN FROM SALE OF DISCONTINUED OPERATIONS, NET OF TAXES                       -          90,000
                                                                  -----------------------------
NET LOSS                                                           $   (511,000)   $   (301,000)
                                                                  =============================

NET LOSS PER COMMON SHARE:
  CONTINUING OPERATIONS AFTER INCOME TAXES,  BEFORE DISCONTINUED
    OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, NET OF TAXES                                        $       (.04)   $      (0.03)
  DISCONTINUED OPERATIONS                                          $          -    $       0.01
                                                                  -----------------------------
NET LOSS PER COMMON SHARE                                          $       (.04)   $      (0.02)
                                                                  =============================

WEIGHTED AVERAGE SHARES OUTSTANDING                                  13,822,543      13,822,543
                                                                  =============================



See accompanying notes to consolidated financial statements.

                          VIE de FRANCE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                     ---------------------------
                                                                            Year-to-date
                                                                         Twelve weeks ended
                                                                      Sep 20,         Sep 21,
                                                                        1997           1996
                                                                     -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $  (428,000)   $  (301,000)
Adjustments to reconcile net income (loss) to
  net cash (used) provided by operating activities
    Gain from sale of discontinued operations                                  -        (90,000)
    Loss on equity method investment                                           -        (19,000)
    Depreciation and amortization, including
      discontinued operations                                            227,000        196,000
    Change in cumulative translation adjustment                          (47,000)      (100,000)
    Changes in assets and liabilities, net of
      effects of discontinued operations and non-cash transactions:
        Decrease in accounts receivable trade, net                       462,000        235,000
        (Increase) decrease in inventory                                (174,000)        97,000
        Decrease (increase) prepaid expenses                             136,000        (59,000)
        Decrease (increase) in notes receivable, related party           182,000       (110,000)
        Increase in income tax receivable                                (51,000)             -
        Decrease (increase) in other assets                              117,000        (37,000)
        Decrease in accounts payable
          and accrued expenses                                          (349,000)       (51,000)
        Decrease in accrued payroll and related liabilities              (18,000)      (117,000)
        Decrease in other accrued taxes                                  (77,000)             -
                                                                     -----------    -----------
  Net cash used by operating activities                                  (20,000)      (356,000)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of investments                                                  1,246,000      7,060,000
  Purchase of investments                                               (750,000)    (7,016,000)
  Change in notes receivable issued to majority shareholder                    -              -
  Proceeds on disposal of fixed assets                                         -              -
  Capital expenditures                                                   (95,000)       (42,000)
                                                                     -----------    -----------
  Net cash provided by investing activities                              401,000          2,000
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                            -              -
  Reductions of debt                                                    (103,000)       300,000
                                                                     -----------    -----------
    Net cash (used) provided by financing activities                    (103,000)       300,000
                                                                     -----------    -----------

    Net increase (decrease) in cash and cash equivalents                 278,000        (54,000)
    Cash and cash equivalents, beginning of period                       353,000      6,862,000
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   631,000    $ 6,808,000
                                                                     ===========    ===========


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

2)    Fiscal Periods

      The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters, of fiscal years 1998 and 1997 contain 12 weeks, and the third quarter contains 16 weeks.

3)    Inventory

      The inventories are valued at the lower of cost, determined by the first-in, first-out method (FIFO), or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

      Inventory consist of:

                                              Sep 20,        June 28,
                                                1997           1997
------------------------------------------------------------------------
Raw materials                                $   406,000     $   413,000

Frozen product & other finished goods          1,611,000       1,438,000

Packing materials & supplies                     237,000         246,000
                                             ---------------------------
                                               2,254,000       2,097,000

Less obsolescence reserve                        (82,000)        (98,000)
                                             ---------------------------
                                              $2,172,000      $1,999,000
                                             ===========================


4)    Dividends - None.

5)    Commitments and Contingencies

      The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts which it may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.

6)    Transaction with Related Party

      During the first quarter of fiscal year 1998 the loan in the amount of $516,000 due July 1, 1997 from Food Research Corporation, its majority shareholder was paid in full including accrued interest.

      During the first quarter of fiscal year 1998 the Company issued an employee loan in the amount of $375,000. At the end of fiscal year 1997 this employee had a loan outstanding in the amount of $45,000. Subsequent to the end of the first quarter of fiscal year 1998 these two loans were combined. The revised loan amount of $420,000 bears interest of at 8.5% per annum and is payable on October 1, 2002. Interest payments are negotiable at such place as the Company may designate in writing. Payments on the loan will be derived from the equity proceeds from the sale of the employees first residence, a portion of future annual bonuses to be paid to the employee by the Company as negotiated and all outstanding balances of the note, including principle and interest accrued thereon, shall become payable in full on October 1, 2002.

      The loans from Food Research Corporation (FRC) the Company's majority shareholder are shown as of September 20, 1997 as a separate component of stockholders' equity in the accompanying balance sheet due to the extension of the previous short term notes maturity, the nature of the collateral securing the 1997 notes, and the terms of the notes. Management believes that all notes receivable from FRC will be paid in full upon maturity if not sooner.

7)    Discontinued Operations

      The Company did not recognized any income or expense related to discontinued operations during the first quarter of fiscal year 1998.

8)    New Accounting Standards

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"), and No. 129, Disclosure of Information About Capital Structure ("Statement 129"). Statement 128 was issued to simplify the computations of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. Statement 128 replaces primary and fully diluted earnings per share with basic earnings and diluted earnings per share. Statement 129 will change some of the required disclosures about capital structure. It is not expected that these statement will have a material effect on the Company's financial statements. The Statements are effective for the year ended June 27, 1998.
The Company has implemented Statement 128 during fiscal year 1998.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of the statements, during fiscal year 1999. The Company believes that the disclosure of comprehensive income in accordance with the provisions of Statement 130 will impact the manner of presentation of its financial statements as currently and previously reported earnings include amounts from cumulative translation adjustments and unrealized gains and losses on debt and equity instruments.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 applies to all public business enterprises and establishes standards for the reporting and display of financial data of operating segments in the financial statements. Statement 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The Company is required to adopt the provisions of the statement during fiscal year 1999. Adoption of this statement will require additional disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Therefore, the Company wishes to caution readers that various factors have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

RESULTS OF OPERATIONS

      Vie de France Corporation reported a net loss of $511,000 for first quarter 1998. The net loss for the 1998 first quarter resulted from low sales volumes and an increase in marketing investments to support the Company's new strategic focus on service to banquet providers. Gross margins improved to 13% in the fiscal 1998 first quarter compared with 9% in the first quarter of fiscal year 1997. This improvement in gross margins is due to cost containment program begun in fiscal year 1996, which helped to reduce operating costs for both US and Norwegian facilities.

      During the fiscal year 1997, the Company announced its new marketing focus on the banquet business, which consists of the lodging and transportation segments. The lodging segment consists of hotels, convention centers, casinos and similar facilities. The transportation segment consists airlines, railroads, cruise ships and other similar facilities.

      The Company's old retail segment is included in a new segment, new business development, including sales to restaurants, military installations, and home meal replacement and other retail customers.


TWELVE WEEKS ENDED SEPTEMBER 20, 1997 COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 21, 1996

NET SALES

         First quarter 1998 sales totaled $3,064,000, up 9% from first quarter 1997 sales of $2,809,000. Lodging sales fell $240,000, or 20%, because of lower volume for banquets and other special events. Sales to transportation customers increased by $77,000, or 7%, while new business development sales increased $209,000, or 53%. International sales decreased by $19,000, or 59% , from the first quarter 1997. European sales of fish packed by the Company's Norwegian plant totaled $312,000 during the first quarter of fiscal 1998, compared with $84,000 in the year-ago quarter.

         During the first quarter of 1998, sales to hotels and other lodging customers, transportation, new business development and international customers represented 32%, 38%, 20% and 10%, respectively compared to 43%, 39%, 14% and 4%, respectively a year ago.


         Operating costs for the fiscal year 1998 first quarter totaled $3,782,000, up 12% from $3,377,000 during the same quarter in fiscal 1997. Inventories increased to $2,173,000 from $1,999,000 at the end fiscal year 1997, mainly due to the addition of new warehouses to support the new strategic focus in establishing improved relationships with distributors and brokers by
having our products readily available.   These new warehouses are strategically
located to supply our customers needs on continuing and expedient basis.





         A comparison of net sales, gross margin percentages and losses from operations follows:

                                                            QUARTER ENDED
                                                      ------------------------
                                                        SEP. 20,     SEP.  21,
                                                          1997          1996
                                                          ----          ----
                                                       (dollars in thousands)
Net sales . . . . . . . . . . . . . . . . . . . . .   $    3,064     $   2,809
Gross margin percentage . . . . . . . . . . . . . .           13%            9%
Loss from operations  . . . . . . . . . . . . . . .   $     (718)         (568)

        Fiscal year 1998's first quarter sales increased by 10% from the fiscal year 1997 quarter to $3,064,000 from $2,809,000.

   First quarter 1998 gross margin as a percentage of total net sales increased to 13% from 9% in the year-ago quarter. The increase in gross margin for first quarter fiscal year 1998 primarily results from cost containment programs put into place in fiscal year 1996.

SELLING AND ADMINISTRATIVE EXPENSES

   A comparison of selling and general administrative costs follows:

                                                             QUARTER ENDED
                                                        ----------------------
                                                        SEP. 20,       SEP. 21,
                                                         1997            1996
                                                         ----            ----
                                                        (dollars in thousands)
Selling and administrative costs  . . . . . . . . . . $     1,102       $  795

         Selling and administrative costs increased 38% during the fiscal 1998 first quarter, to $1,102,000 from $795,000 in same quarter of fiscal 1997. The increase resulted from sales and marketing investments at the corporate facility to support the strategic focus. Selling and administrative costs constituted 38% of net sales during the quarter due to low sales volumes, compared with 28% during the fiscal 1997 first quarter.


DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $2,000 to $26,000 for the third quarter of fiscal year 1998, compared with $24,000 for the same period a year ago.

NONOPERATING INCOME AND EXPENSE

         Investment income consists of returns earned on funds received from the sale of the Restaurant Division.

         Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At September 20, 1997, the Company, had borrowings of approximately $2,472,000, bearing interest at rates ranging from 4.85% to 10.0%. The majority of these borrowings of $2,442,00 were through its Norwegian facility. It is anticipated that these borrowings will remain outstanding during the fiscal year.

PROVISION FOR TAXES

         During the first quarter of fiscal year 1998 the Company recognized $52,000 of income tax benefit from continuing operations.

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

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"), and No. 129, Disclosure of Information About Capital Structure ("Statement 129"). Statement 128 was issued to simplify the computations of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. Statement 128 replaces primary and fully diluted earnings per share with basic earnings and diluted earnings per share. Statement 129 will change some of the required disclosures about capital structure. It is not expected that these statement will have a material effect on the Company's financial statements. The Statements are effective for the year ended June 27, 1998. The Company has implemented Statement 128 during fiscal year 1998.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of the statements, during the first quarter of fiscal year 1999. The Company believes that the disclosure of comprehensive income in accordance with the provisions of Statement 130 will impact the manner of presentation of its financial statements as currently and previously reported earnings include amounts from cumulative translation adjustments and unrealized gains and losses on debt and equity instruments.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 applies to all public business enterprises and establishes standards for the reporting and display of financial data of operating segments in the financial statements. Statement 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The Company is required to adopt the provisions of the statement during fiscal year 1999. Adoption of this statement will require additional disclosure.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 20, 1997, the Company's combined total of cash and short-term investment balances was $1,537,000, compared with $1,451,000 at June 28, 1997. Additionally, the Company held investments of $9,913,000 and $10,217,000 at September 20, 1997 and June 28, 1997, respectively, with maturities greater than one year. This decrease in liquidity is a direct result of the increased working capital requirements for the Company and the loan of $375,000 issued to one of its employees.

         Net cash used by operations amounted to $20,000 for the first quarter of 1998, compared to cash used of $356,000 for the first quarter of 1996. Cash in the amount of $401,0000 was provided by investing activities to finance the loan of $375,000 to one of the Company's employees. Cash in the amount of $103,000 was mainly used by financing activities, against the loans outstanding for the Norwegian operations.

         During the first quarter of fiscal year 1998, the Company obtained approval for $8.2 million of financing in the form of industrial revenue bonds from the Industrial Development Authority of Loudoun County, Virginia for an envisioned new plant and corporate headquarters in the Greenway Industrial Center near Leesburg, Virginia. As of September 20, 1997 no amounts have been drawn. The site is well situated in an attractive industrial area with a good supply of labor and lower cost structure. The County's Board of Supervisors approved issuance of up to $8.2 million in bonds to finance a 70,000 square-foot food manufacturing plant and corporate office on 7.74 acres of the industrial park near the Dulles Airport and U.S. Postal Service facility. The new facility would replace the Company's existing 40,000 square-foot manufacturing plant in Alexandria, Virginia as well as the corporate offices the Company leases nearby. The $8.2 million includes the cost of the land, building and equipment. The new production facility would provide increased efficiencies and modern space for future growth. As of September 20, 1997 the Company had not officially determined whether it would pursue plans to construct this facility, and has not drawn any funds. In September 1997 the Company purchased the parcel of land through financing with a banking institution, for approximately $700,000 plus applicable fees.

         The Company is also pursuing managing a production facility in Europe to support its strategic intent to be the leading banquet solution Company in
the world.   The European plant which is built under European quality
standards, will give the company immediate access to that market.

         The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of September 20, 1997, $755,000 was outstanding under this overdraft facility. The subsidiary can borrow up to $800,000 under this commitment.

FUTURE PROSPECTS

         In fiscal year 1998, the Company intends to build upon the broader sales base established in fiscal 1997 and 1996, and provide a high level of service to its customers. Because of the banquet industry buying cycles, the Company does not expect significant improvement in results until the second half of fiscal year 1998. The Company will continue to explore and develop its emerging markets and formats that show promise of generating significant sous vide sales. Although the course of the European business is difficult to forecast, it is management's expectation that its Norwegian operations will reduce its losses in fiscal year 1998.

         The Company is confident that it has taken the right steps to reshape the Company and its strategy. During fiscal year 1998, the Company must execute that strategy, build sales and move the Company towards consistent profitability.

                           VIE DE FRANCE CORPORATION

                          PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts, which it may be required to pay by reason thereof, will have a material effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's 14th annual meeting of shareholders was held on October 30, 1997 in Las Vegas, Nevada at the MGM Grand Hotel conference center. The following individuals were re-elected to serve as Directors for a period of one year and until their successors are elected and qualify: Jean-Louis Vilgrain (Chairman), Stanislas Vilgrain (President & CEO), Bruno Goussault, Alexandre Vilgrain, Carl Youngman (CFO & Treasurer) and James Hackney. Mr. Charles McGettigan of Proactive Partners was also elected as a first time member of the board of directors. George Naddaff a former director chose not to stand for re-election. The Company's amendment to change its name to Cuisine Solutions, Incorporated was also approved. The Company's amendment to increase the number shares in its 1992 stock option plan from 300,000 to 1,753,000 was also approved.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits -

               None

         (b)   Reports on Form 8-K -

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      VIE DE FRANCE CORPORATION
                                      -------------------------

Date:   November 5, 1997              By: /s/Stanislas Vilgrain
    -----------------------------         ---------------------
                                           Stanislas Vilgrain
                                           President and CEO


                                      By: /s/Carl M. Youngman
                                          -------------------
                                           Carl M. Youngman
                                           Chief Financial Officer
                                           and Treasurer

                                      By: /s/Michael C. McCloud
                                          ---------------------
                                           Michael C. McCloud
                                           Executive Vice President

                                      By: /s/Leara L. Dory
                                          ----------------
                                           Leara L. Dory
                                           Vice President of Finance
                                           (Financial Officer - Secretary)