Form 10-Q/A
period 1997-09-20
CUISINE SOLUTIONS INC
filed 1997-11-07
CIK 737602

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

                          VIE de FRANCE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                     ---------------------------
                                                                            Year-to-date
                                                                         Twelve weeks ended
                                                                      Sep 20,         Sep 21,
                                                                        1997           1996
                                                                     -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $  (511,000)   $  (301,000)
Adjustments to reconcile net income (loss) to
  net cash (used) provided by operating activities
    Gain from sale of discontinued operations                                  -        (90,000)
    Loss on equity method investment                                           -        (19,000)
    Depreciation and amortization, including
      discontinued operations                                            227,000        196,000
    Change in cumulative translation adjustment                          (47,000)      (100,000)
    Changes in assets and liabilities, net of
      effects of discontinued operations and non-cash transactions:
        Decrease in accounts receivable trade, net                       462,000        235,000
        (Increase) decrease in inventory                                (174,000)        97,000
        Decrease (increase) prepaid expenses                             136,000        (59,000)
        Decrease (increase) in notes receivable, related party           182,000       (110,000)
        Increase in income tax receivable                                (51,000)             -
        Decrease (increase) in other assets                              200,000        (37,000)
        Decrease in accounts payable
          and accrued expenses                                          (349,000)       (51,000)
        Decrease in accrued payroll and related liabilities              (18,000)      (117,000)
        Decrease in other accrued taxes                                  (77,000)             -
                                                                     -----------    -----------
  Net cash used by operating activities                                  (20,000)      (356,000)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of investments                                                  1,246,000      7,060,000
  Purchase of investments                                               (750,000)    (7,016,000)
  Change in notes receivable issued to majority shareholder                    -              -
  Proceeds on disposal of fixed assets                                         -              -
  Capital expenditures                                                   (95,000)       (42,000)
                                                                     -----------    -----------
  Net cash provided by investing activities                              401,000          2,000
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                            -              -
  Reductions of debt                                                    (103,000)       300,000
                                                                     -----------    -----------
    Net cash (used) provided by financing activities                    (103,000)       300,000
                                                                     -----------    -----------

    Net increase (decrease) in cash and cash equivalents                 278,000        (54,000)
    Cash and cash equivalents, beginning of period                       353,000      6,862,000
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   631,000    $ 6,808,000
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