Form 10-Q
period 1997-12-13
CUISINE SOLUTIONS INC
filed 1998-01-23
CIK 737602

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 13, 1997
                                               -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the transition period from _____ to _____

                         Commission File Number 0-12800
                                                -------

                             CUISINE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       52-0948383
         ----------                                     ------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

               85 S BRAGG STREET, SUITE 600, ALEXANDRIA, VA 22312
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                             CUISINE SOLUTIONS, INC.

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

                            CUISINE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               ----------------------------------
                                                                  Dec 13,             June 28,
                                                                   1997                 1997
                                                               -------------      ---------------
ASSETS
Current Assets
 Cash and cash equivalents                                        $  1,655,000        $    353,000
 Investments, current                                                1,583,000           1,098,000
 Accounts receivable, trade                                          2,129,000           2,357,000
 Inventory                                                           2,269,000           1,999,000
 Prepaid expenses                                                      389,000             330,000
 Current portion of notes receivable, related party                          -             603,000
  Income tax receivable                                                804,000             753,000
 Other current assets                                                  386,000             374,000
                                                                  ------------        ------------
   TOTAL CURRENT ASSETS                                              9,215,000           7,867,000

Investments, noncurrent                                              8,731,000          10,217,000
Fixed assets, net                                                    4,796,000           4,269,000
Note receivable, related party, including accrued interest,
   less current portion                                                481,000              56,000
Other assets                                                           309,000             303,000
                                                                  ------------        ------------
   TOTAL ASSETS                                                   $ 23,532,000        $ 22,712,000
                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses                           $    667,000        $  1,195,000
  Accrued payroll and related liabilities                              776,000             631,000
  Current portion of long-term debt                                  1,388,000             807,000
  Accrued store closings                                                72,000              72,000
  Other accrued taxes                                                   32,000             114,000
                                                                  ------------        ------------
     Total current liabilities                                       2,935,000           2,819,000

Long-term debt, less current portion                                 1,631,000           1,768,000
                                                                  ------------        ------------
    Total liabilities                                                4,566,000           4,587,000
                                                                  ------------        ------------

Stockholders' equity

 Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,078,620 shares issued and
    13,822,543 shares outstanding                                      141,000             141,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                              -                   -
 Additional paid-in capital                                         21,352,000          21,352,000
 Retained earnings                                                   1,360,000           2,323,000
 Cumulative translation adjustment                                     238,000              13,000
 Unrealized gains on debt and equity investments                       175,000              11,000
 Treasury stock, at cost (256,077 shares)                           (1,440,000)         (1,440,000)
 Notes receivable from majority shareholder, including
    accrued interest                                                (2,860,000)         (4,275,000)
                                                                  ------------        ------------
    Total stockholders' equity                                      18,966,000          18,125,000
                                                                  ------------        ------------
Commitments and contingencies

                                                                  ------------        ------------
  Total liabilities and stockholders' equity                      $ 23,532,000        $ 22,712,000
                                                                  ============        ============

See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    -----------------------------------   ------------------------------------
                                                               SECOND QUARTER                           YEAR TO DATE
                                                    -----------------------------------   ------------------------------------
                                                             TWELVE WEEKS ENDED                   TWENTY FOUR WEEKS ENDED
                                                    -----------------------------------   ------------------------------------
                                                        Dec 13,             Dec 14,          Dec 13,               Dec 14,
                                                         1997                1996             1997                   1996
                                                    ---------------      --------------   ----------------       -------------
NET SALES                                             $  3,169,000        $  3,649,000        $  6,233,000        $  6,458,000

COST OF GOODS SOLD                                       2,550,000           2,857,000           5,204,000           5,423,000
                                                      --------------------------------        --------------------------------
    GROSS MARGIN                                           619,000             792,000           1,029,000           1,035,000

SELLING AND ADMINISTRATION                               1,321,000             926,000           2,423,000           1,721,000
DEPRECIATION AND AMORTIZATION                               25,000              25,000              51,000              49,000
OTHER INCOME                                                (1,000)            (24,000)             (1,000)            (32,000)
                                                      --------------------------------        --------------------------------
    LOSS FROM OPERATIONS                                  (726,000)           (135,000)         (1,444,000)           (703,000)
                                                      --------------------------------        --------------------------------

NONOPERATING INCOME (EXPENSE)
    INVESTMENT INCOME                                      299,000             273,000             465,000             495,000
    INTEREST EXPENSE                                       (25,000)            (36,000)            (47,000)            (79,000)
    OTHER INCOME (EXPENSE)                                       -               1,000              11,000              (1,000)
                                                      --------------------------------        --------------------------------
        TOTAL  NONOPERATING INCOME                         274,000             238,000             429,000             415,000
                                                      --------------------------------        --------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES, AND DISCONTINUED OPERATIONS        (452,000)            103,000          (1,015,000)           (288,000)
PROVISION FOR INCOME TAX BENEFIT                                 -                   -              52,000                   -
                                                      --------------------------------        --------------------------------


NET INCOME (LOSS) FROM CONTINUING OPERATIONS              (452,000)            103,000            (963,000)           (288,000)

DISCONTINUED OPERATIONS, NET OF TAXES                            -             207,000                   -             297,000

                                                      --------------------------------        --------------------------------
NET INCOME (LOSS)                                     $   (452,000)       $    310,000        $   (963,000)       $      9,000
                                                      ================================        ================================


NET INCOME (LOSS) PER COMMON SHARE:
  CONTINUING OPERATIONS BEFORE
   DISCONTINUED OPERATIONS, NET OF TAXES              $      (0.03)       $       0.01        $      (0.07)       $      (0.02)
  DISCONTINUED OPERATIONS                             $          -        $       0.01        $          -        $       0.02
                                                      --------------------------------        --------------------------------
NET INCOME (LOSS) PER COMMON SHARE                    $      (0.03)       $       0.02        $      (0.07)       $          -
                                                      ================================        ================================

WEIGHTED AVERAGE SHARES OUTSTANDING                     13,822,543          13,822,543          13,822,543          13,822,543
                                                      ================================        ================================

See accompanying notes to consolidated financial statements.

                             CUISINE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           --------------------------------
                                                                   Year-to-date
                                                               Twenty Four weeks ended
                                                              Dec 13,            Dec 14,
                                                               1997               1996
                                                           -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $   (963,000)       $      9,000
Adjustments to reconcile net income (loss) to
  net cash (used) provided by operating activities
    Gain from sale of discontinued operations                         -             (90,000)
    Depreciation and amortization                               553,000             490,000
    Change in cumulative translation adjustment                 225,000            (129,000)
    Changes in assets and liabilities, net of
     effects of discontinued operations and non-cash
     transactions:
       Decrease (increase) in accounts receivable
         trade, net                                             228,000            (232,000)
       Increase in inventory                                   (270,000)            (11,000)
       Increase in prepaid expenses                             (59,000)            (31,000)
       Increase in notes receivable, related party             (198,000)            (57,000)
       Increase in income tax receivable                        (51,000)                  -
       Increase in other assets                                 (25,000)           (371,000)
       Decrease in accounts payable
          and accrued expenses                                 (528,000)           (408,000)
      Increase (decrease) in accrued payroll and
      related liabilities                                       145,000             (58,000)
      Decrease in accrued store closing costs                         -             (57,000)
      Decrease in other accrued taxes                           (82,000)                  -
                                                           ------------        ------------
  Net cash used by operating activities                      (1,025,000)           (945,000)
                                                           ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of investments                                        4,400,000           8,595,000
   Purchase of investments                                   (3,235,000)        (13,100,000)
   Capital expenditures                                        (428,000)            (51,000)
                                                           ------------        ------------
  Net cash provided (used) by investing activities              737,000          (4,556,000)
                                                           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                   -             356,000
  Reductions of debt                                           (201,000)                  -
  Change in notes receivable issued to majority
      shareholder including accrued interest                  1,791,000                   -
                                                           ------------        ------------
      Net cash used by financing activities                   1,590,000             356,000
                                                           ------------        ------------

      Net increase (decrease) in cash and cash
        equivalents                                           1,302,000          (5,145,000)
      Cash and cash equivalents, beginning of period            353,000           6,862,000
                                                           ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  1,655,000        $  1,717,000
                                                           ============        ============

Non cash activities:
  Land purchased under short term note                     $    645,000        $          -

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

            Inventory consist of:

                                                        Dec 13,        June 28,
                                                         1997            1997
---------------------------------------------------------------------------------
Raw materials                                        $  414,000       $  413,000

Frozen product & other finished goods                 1,732,000        1,438,000

Packing materials & supplies                            208,000          246,000
                                                     ---------------------------
                                                      2,352,000        2,097,000

Less obsolescence reserve                              (84,000)         (98,000)
                                                     ---------------------------

                                                     $2,269,000       $1,999,000
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

6)            Transactions with Related Parties

              During the second quarter of fiscal year 1998 the loans in the amount of $1,000,000 and $450,000 due August 1, 1997 and October 1, 1997,
respectively from Food Research Corporation ("FRC"), the Company's majority shareholder, were paid in full including accrued interest. Subsequent to the second quarter of fiscal year 1998 the principal amount of the loans of $2,000,000, $400,000 and $42,000 due April 1, 2000 from FRC was paid in full.
During the second quarter of fiscal year 1998 the company issued a loan in the amount of $331,000 to FRC which is due December 31, 1997. The loan bears an annual interest rate of 8.5%.

              During the first quarter of fiscal year 1998 the loan in the amount of $516,000 due July 1, 1997 from FRC was paid in full including accrued interest.

              The loans in the amount of $2,000,000, $400,000, $42,000 and
$331,000 plus applicable interest accrued from FRC are shown as of December 13, 1997 as a separate component of stockholders' equity in the accompanying balance sheet due to the extension of the previous short term notes maturity, the nature of the collateral securing the 1997 and 1998 notes, and the terms of the notes. Management believes that all notes receivables from FRC will be paid in full.

              During the first quarter of fiscal year 1998 the Company issued an employee loan in the amount of $375,000. At the end of fiscal year 1997 this employee had a loan outstanding in the amount of $45,000. Subsequent to the end of the first quarter of fiscal year 1998 these two loans were combined. The revised loan amount of $420,000 bears interest of at 6.5% per annum and is payable on October 1, 2002. Interest payments are negotiable at such place as the Company may designate in writing. Payments on the loan will be derived from the equity proceeds from the sale of the employees first residence, a portion of future annual bonuses to be paid to the employee by the Company as negotiated and all outstanding balances of the note, including principal and interest accrued thereon, shall become payable in full on October 1, 2002.

7)            Discontinued Operations

        The Company did not recognized any income or expense related to discontinued operations during the second quarter of fiscal year 1998.

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

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 applies to all public business enterprises and establishes standards for the reporting and display of financial data of operating segments in the financial statements. Statement 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The Company is required to adopt the provisions of the statement during fiscal year 1999. The company has not yet determined the effect of adoption of this statement.

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

RESULTS OF OPERATIONS

        Cuisine Solutions, Inc. reported a net loss of $452,000 for second quarter 1998. The net loss for the 1998 second quarter resulted from low sales volumes and an increase in marketing investments to support the Company's new strategic focus on service to banquet providers. Gross margins decreased to 20% in the fiscal 1998 second quarter compared with 22% in the second quarter of fiscal year 1997.

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

TWELVE WEEKS ENDED DECEMBER 13, 1997 COMPARED TO TWELVE WEEKS ENDED DECEMBER 14, 1996

NET SALES

            Second quarter 1998 sales totaled $3,169,000, down 13% from second quarter 1997 sales of $3,649,000. Lodging sales fell $279,000, or 19%, because of lower volume for banquets and other special events. Sales to transportation customers and new business development also decreased by $248,000 and $157,000, or 19% and 24%, respectively. International sales increased by $34,000, or 144%, from the second quarter 1997. European sales of fish packed by the Company's Norwegian plant totaled $360,000 during the second quarter of fiscal 1998, compared with $191,000 in the year-ago quarter.

            During the second quarter of 1998, sales to hotels and other lodging customers, transportation, new business development and international customers represented 38%, 33%, 16% and 13%, respectively compared to 41%, 35%, 18% and 6%, respectively a year ago.

            Operating costs for the fiscal year 1998 second quarter totaled $3,895,000, up 3% from $3,784,000 during the same quarter in fiscal year 1997. Inventories increased to $2,269,000 from $1,999,000 at the end of fiscal year 1997, mainly due to the addition of new warehouses to support the new strategic focus in establishing improved relationships with distributors and brokers by having our products readily available. These new warehouses are strategically located to supply our customers needs on a continuing and an expedient basis.

            A comparison of net sales, gross margin percentages and losses from operations follows:

                                                            QUARTER ENDED
                                                      ------------------------
                                                       DEC. 13,       DEC. 14,
                                                         1997          1996
                                                         ----          ----
                                                       (dollars in thousands)
Net sales.................................................$   3,169      $   3,649
Gross margin percentage..................................        20%            22%
Loss from operations......................................$    (726)          (135)

SELLING AND ADMINISTRATIVE EXPENSES

              Selling and administrative costs increased 43% during the fiscal year 1998 second quarter, to $1,321,000 from $926,000 in the same quarter of fiscal year 1997. The increase resulted from sales and marketing investments at the corporate facility to support the strategic focus. Selling and administrative costs constituted 42% of net sales during the quarter due to low sales volumes, compared with 25% during the fiscal year 1997 second quarter.

DEPRECIATION AND AMORTIZATION

              Depreciation and amortization amounted to $25,000 for the second quarter of fiscal year 1998 and 1997 for the same period a year ago.

NONOPERATING INCOME AND EXPENSE

            Investment income consists of returns earned on funds received from the sale of the Restaurant Division.

              Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At December 13, 1997, the Company, had borrowings of approximately $3,019,000, bearing interest at rates ranging from 4.85% to 10.0%. The majority of these borrowings of $2,358,00 were through its Norwegian facility. It is anticipated that these borrowings will remain outstanding during the fiscal year.

TWENTY FOUR WEEKS ENDED DECEMBER 13, 1997 COMPARED TO TWENTY FOUR WEEKS ENDED DECEMBER 14, 1996

NET SALES

            Second quarter year to date sales total $6,233,000, down 3% from a year ago sales of $6,458,000. Lodging sales fell $467,000, or 18%, because of lower volume for banquets and other special events. Sales to transportation customers decreased by $170,000, or 7%. International sales increased by $15,000, or 27%. European sales of fish packed by the Company's Norwegian plant totaled $672,000 second quarter year to date, compared with $275,000 in the year-ago quarter.

            Year to date 1998 sales to hotels and other lodging customers, transportation, new business development and international customers represented 35%, 35%, 18% and 12%, respectively compared to 41%, 37%, 17% and 5%, respectively a year ago.

            Operating costs for the fiscal year 1998 second quarter totaled $7,677,000, up 7% from $7,161,000 during the same quarter in fiscal year 1997. Inventories increased to $2,269,000 from $1,999,000 at the end of fiscal year 1997, mainly due to the addition of new warehouses to support the new strategic focus in establishing improved relationships with distributors and brokers by having our products readily available. These new warehouses are strategically located to supply our customers needs on a continuing and an expedient basis.

            A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                  YEAR TO DATE
                                                           -------------------------
                                                           DEC. 13,         DEC. 14,
                                                             1997             1996
                                                             ----             ----
                                                             (dollars in thousands)
Net sales......................................................$   6,233      $   6,458
Gross margin percentage.......................................        17%            16%
Loss from operations...........................................$    (1,444)        (703)

SELLING AND ADMINISTRATIVE EXPENSES

              Selling and administrative costs increased 41% year to date second quarter fiscal year 1998, to $2,423,000 from $1,721,000 year to date second quarter fiscal year 1997. The increase resulted from sales and marketing investments at the corporate facility to support the strategic focus. Selling and administrative costs constituted 39% of net sales year to date fiscal year 1998 due to low sales volumes, compared with 27% year to date fiscal year 1997.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization amounted to $51,000 and $49,000 year to date second quarter of fiscal year 1998 and 1997, respectively.

NONOPERATING INCOME AND EXPENSE

            Investment income consists of returns earned on funds received from the sale of the Restaurant Division.

              Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At December 13, 1997, the Company, had borrowings of approximately $3,019,000, bearing interest at rates ranging from 4.85% to 10.0%. The majority of these borrowings of $2,358,000 were through its Norwegian facility. It is anticipated that these borrowings will remain outstanding during the fiscal year.

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

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 applies to all public business enterprises and establishes standards for the reporting and display of financial data of operating segments in the financial statements. Statement 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The Company is required to adopt the provisions of the statement during fiscal year 1999. The Company has not yet determined the effect of adoption of this statement.

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

LIQUIDITY AND CAPITAL RESOURCES

              At December 13, 1997, the Company's combined total of cash and short-term investment balances was $3,238,000, compared with $1,451,000 at June 28, 1997. Additionally, the Company held investments of $8,731,000 and $10,217,000 at December 13, 1997 and June 28, 1997, respectively, with maturities greater than one year. This increase in liquidity is a direct result of the repayment of two loans outstanding in the amount $1,000,000 and $450,000 from Food Research Corporation its majority shareholder plus accrued interest offset by increased working capital requirements for the Company.

              Net cash used by operations amounted to $1,025,000 year to date second quarter of 1998, compared to cash used of $945,000 year to date second quarter of 1997. Cash in the amount of $737,000 was provided by investing activities Cash in the amount of $1,590,000 was provided by financing activities mainly due to the payment of the $1,000.000 and $450,000 loans from Food Research Corporation, its majority shareholder, plus accrued interest.

            During the first quarter of fiscal year 1998, the Company obtained approval for $8.2 million of financing in the form of industrial revenue bonds from the Industrial Development Authority of Loudoun County, Virginia for an envisioned new plant and corporate headquarters in the Greenway Industrial Center near Leesburg, Virginia. As of December 13, 1997 no amounts have been drawn. The site is well situated in an attractive industrial area with a good supply of labor and lower cost structure. The County's Board of Supervisors approved issuance of up to $8.2 million in bonds to finance a 70,000 square-foot food manufacturing plant and corporate office on 7.74 acres of the industrial park near the Dulles Airport and U.S. Postal Service facility. The new facility would replace the Company's existing 40,000 square-foot manufacturing plant in Alexandria, Virginia as well as the corporate offices the Company leases nearby. The $8.2 million includes the cost of the land, building and equipment. The new production facility would provide increased efficiencies and modern space for future growth. As of December 13, 1997 the Company had not officially determined whether it would pursue plans to construct this facility, and has not drawn any funds. In September 1997 the Company purchased the parcel of land through financing with a banking institution, for approximately $700,000 plus applicable fees.

            The Company is also pursuing managing a production facility in Europe to support its strategic intent to be the leading banquet solution Company in the world. The European plant which is built under European quality standards, will give the company immediate access to that market.

              The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of December 13, 1997, $742,000 was outstanding under this overdraft facility. The subsidiary can borrow up to $800,000 under this commitment.

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

              In fiscal year 1998, the Company will convert to a new fully integrated manufacturing system which is year 2000 compliant. The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test any other systems it has for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by June, 1999, allowing adequate time for testing. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings, although the Company does not expect the amounts to have a material effect on its financial position or results of operations.

                             CUISINE SOLUTIONS, INC.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              The Company's 14th annual meeting of shareholders was held on October 30, 1997 in Las Vegas, Nevada at the MGM Grand Hotel conference center. The following individuals were re-elected to serve as Directors for a period of one year and until their successors are elected and qualify: Jean-Louis Vilgrain (Chairman), Stanislas Vilgrain (President & CEO), Bruno Goussault, Alexandre Vilgrain, Carl Youngman (Treasurer) and James Hackney. Mr. Charles McGettigan of Proactive Partners was also elected as a first time member of the board of directors. George Naddaff a former director chose not to stand for re-election. The Company's amendment to change its name to Cuisine Solutions, Incorporated was also approved. The Company's amendment to increase the number shares in its 1992 stock option plan from 300,000 to 1,753,000 was also approved.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   Exhibits -

                    None

              (b)   Reports on Form 8-K -

              On November 4, 1997, the Corporation amended its Restated Certificate of Incorporation to change the name of the Corporation to Cuisine Solutions, Inc. The amendment was approved by the stockholders of the Corporation at the Annual Meeting of Shareholders held on October 30, 1997. The name change is intended to help establish the Corporation's new identity as the banquet meal provider of choice in the food service market.

              The Corporation's Common Stock now is listed on the NASDAQ National Market under the symbol CUIS.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             CUISINE SOLUTIONS, INC.
                                             -----------------------

Date:   January 27, 1998                     By: /s/Stanislas Vilgrain
     -----------------------                     ---------------------
                                                 Stanislas Vilgrain
                                                 President and CEO

                                             By: /s/Robert Murphy
                                                 ---------------------
                                                 Robert  Murphy
                                                 VP & Chief Financial Officer

                                             By: /s/Michael C. McCloud
                                                 ---------------------
                                                 Michael C. McCloud
                                                 Executive Vice President

                                             By: /s/Leara L. Dory
                                                 ---------------------
                                                 Leara L. Dory
                                                 Vice President of Finance
                                                 (Financial Officer - Secretary)