Form 10-Q
period 1998-04-04
CUISINE SOLUTIONS INC
filed 1998-05-06
CIK 737602

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended     APRIL 4, 1998
                                             -------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 5, 1998.

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

                            CUISINE SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                              ------------------------------------
                                                                                   April 4,             June 28,
                                                                                     1998                 1997
                                                                              ---------------     ----------------
ASSETS
Current Assets
 Cash and cash equivalents                                                      $    665,000         $    353,000
 Investments, current                                                              1,277,000            1,098,000
 Restricted investments, current                                                     645,000                    -
 Accounts receivable, trade                                                        2,432,000            2,357,000
 Inventory                                                                         2,442,000            1,999,000
 Prepaid expenses                                                                    483,000              330,000
 Current portion of notes receivable, related party                                        -              603,000
  Income tax receivable                                                              716,000              753,000
 Other current assets                                                                382,000              374,000
                                                                              ---------------     ----------------
   TOTAL CURRENT ASSETS                                                            9,042,000            7,867,000

Investments, noncurrent                                                           10,567,000           10,217,000
Fixed assets, net                                                                  4,646,000            4,269,000
Note receivable, related party, including accrued interest,
   less current portion                                                              533,000               56,000
Other assets                                                                         291,000              303,000
                                                                              ---------------     ----------------
   TOTAL ASSETS                                                                 $ 25,079,000         $ 22,712,000
                                                                              ===============     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                         $    932,000         $  1,195,000
  Accrued payroll and related liabilities                                            776,000              631,000
  Current portion of long=term debt                                                1,382,000              807,000
  Accrued store closings                                                              72,000               72,000
  Other accrued taxes                                                                 26,000              114,000
                                                                              ---------------     ----------------
     Total current liabilities                                                     3,188,000            2,819,000
Long-term debt, less current portion                                               1,557,000            1,768,000
                                                                              ---------------     ----------------
    Total liabilities                                                              4,745,000            4,587,000
                                                                              --------------      ---------------
Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,078,620 shares issued and
    13,822,543 shares outstanding                                                    141,000              141,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                            -                    -
 Additional paid-in capital                                                       21,352,000           21,352,000
 Retained earnings                                                                   471,000            2,323,000
 Cumulative translation adjustment                                                    63,000               13,000
 Unrealized gains on debt and equity investments                                     190,000               11,000
 Treasury stock, at cost (256,077 shares)                                         (1,440,000)          (1,440,000)
 Notes receivable from majority shareholder, including accrued interest             (443,000)          (4,275,000)
                                                                              ---------------     ----------------
    Total stockholders' equity                                                    20,334,000           18,125,000
                                                                              ---------------     ----------------
Commitments and contingencies
                                                                              ---------------     ----------------
  Total liabilities and stockholders' equity                                    $ 25,079,000         $ 22,712,000
                                                                              ===============     ================

See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                            ====================================================================
                                                                      THIRD QUARTER                      YEAR TO DATE
                                                            ====================================================================
                                                                   SIXTEEN WEEKS ENDED                 FORTY WEEKS ENDED
                                                            ====================================================================
                                                                 April 4,         April 5,          April 4,        April 5,
                                                                   1998             1997              1998            1997
                                                            ====================================================================
NET SALES                                                   $    4,204,000      $  4,020,000      $ 10,437,000     $ 10,478,000

COST OF GOODS SOLD                                               3,443,000         3,716,000         8,648,000        9,138,000
                                                            --------------------------------------------------------------------
    GROSS MARGIN                                                   761,000           304,000         1,789,000        1,340,000

SELLING AND ADMINISTRATION                                       1,832,000         1,187,000         4,255,000        2,908,000
DEPRECIATION AND AMORTIZATION                                       41,000            28,000            91,000           77,000
OTHER INCOME                                                        (6,000)          (14,000)           (7,000)         (46,000)
                                                            --------------------------------------------------------------------
    LOSS FROM OPERATIONS                                        (1,106,000)         (897,000)       (2,550,000)      (1,599,000)
                                                            --------------------------------------------------------------------

NONOPERATING INCOME (EXPENSE)
    INVESTMENT INCOME                                              344,000           339,000           809,000          833,000
    INTEREST EXPENSE                                               (40,000)           (5,000)          (87,000)         (85,000)
    OTHER INCOME (EXPENSE)                                           1,000             1,000            12,000                0
                                                            --------------------------------------------------------------------
        TOTAL  NONOPERATING INCOME                                 305,000           335,000           734,000          748,000
                                                            --------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, AND DISCONTINUED OPERATIONS                              (801,000)         (562,000)       (1,816,000)        (851,000)
PROVISION FOR INCOME TAX BENEFIT                                   (88,000)               -            (36,000)               -
                                                            --------------------------------------------------------------------


NET LOSS FROM CONTINUING OPERATIONS                               (801,000)         (562,000)       (1,764,000)        (851,000)

DISCONTINUED OPERATIONS, NET OF TAXES                                                      0                            298,000
                                                            --------------------------------------------------------------------
NET LOSS                                                    $     (889,000)     $   (562,000)    $  (1,852,000)   $    (553,000)
                                                            ====================================================================


BASIC AND DILUTED NET LOSS PER COMMON SHARE:
  CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS,
    NET OF TAXES                                            $        (0.06)     $      (0.04)    $       (0.13)   $       (0.06)
  DISCONTINUED OPERATIONS                                   $            -      $          -     $           -    $        0.02
                                                            --------------------------------------------------------------------
NET LOSS PER COMMON SHARE                                   $        (0.06)     $      (0.04)    $       (0.13)   $       (0.04)
                                                            ====================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                             13,822,543        13,822,543        13,822,543       13,822,543
                                                            ====================================================================



See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                       ===================================
                                                                                 Year-to-date
                                                                              Forty weeks ended
                                                                          April 4,              April 5,
                                                                            1998                 1997
                                                                       ==============        =============
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (1,852,000)         $  (553,000)
Adjustments to reconcile net loss to
  net cash used by operating activities
    Gain from sale of discontinued operations                                      -              (90,000)
    Depreciation and amortization                                            870,000              958,000
    Loss on disposal of fixed assets                                               -                5,000
    Change in cumulative translation adjustment                               50,000              (49,000)
    Changes in assets and liabilities, net of non-cash transactions:
       Increase in accounts receivable trade, net                            (75,000)            (169,000)
       (Increase) decrease in inventory                                     (443,000)             233,000
       Increase in prepaid expenses                                         (153,000)            (105,000)
       Decrease (increase) in notes receivable, related party                126,000             (165,000)
       Decrease in income tax receivable                                      37,000                    -
       Increase in other assets                                               (3,000)            (236,000)
       (Decrease) increase in accounts payable
          and accrued expenses                                              (263,000)              93,000
      Increase (decrease) in accrued payroll and related liabilities         145,000              (16,000)
      Decrease in accrued store closing costs                                     -               (65,000)
      Decrease in other accrued taxes                                        (88,000)             (11,000)
                                                                       --------------        -------------
  Net cash used by operating activities                                   (1,649,000)            (170,000)
                                                                       --------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments                                                     7,000,000            7,000,000
   Purchase of investments                                                (7,995,000)         (10,412,000)
   Capital expenditures                                                     (595,000)            (184,000)
                                                                       --------------        -------------
  Net cash used by investing activities                                   (1,590,000)          (3,596,000)
                                                                       --------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                                -              356,000
  Reductions of debt                                                        (281,000)            (604,000)
   Loans to majority shareholder                                                   -           (2,000,000)
  Receipt of payments for notes receivable issued to majority
      shareholder including accrued interest                               3,832,000                    -
                                                                       --------------        -------------
      Net cash provided (used) by financing activities                     3,551,000           (2,248,000)
                                                                       --------------        -------------
      Net increase (decrease) in cash and cash equivalents                   312,000           (6,014,000)
      Cash and cash equivalents, beginning of period                         353,000            6,862,000
                                                                       --------------        -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    665,000          $   848,000
                                                                       ==============        =============
Non cash activities:
  Land purchased under short term note                                  $    645,000          $         -

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

      Inventory consist of:

                                             April 4,     June 28,
                                               1998         1997
------------------------------------------------------------------
Raw materials                              $  681,000  $   413,000

Frozen product & other finished goods       1,619,000    1,438,000

Packing materials & supplies                  234,000      246,000
                                          ------------------------

                                            2,534,000    2,097,000

Less obsolescence reserve                     (92,000)     (98,000)
                                          ------------------------

                                           $2,442,000   $1,999,000
                                          =========================

4)    DIVIDENDS - NONE.

5)    COMMITMENTS AND CONTINGENCIES

      The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts which it may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.

6)    TRANSACTIONS WITH RELATED PARTIES

      During the third quarter of fiscal year 1998 the principal amount of the loans of $2,000,000, $400,000 and $42,000 due April 1, 2000, from Food Research Corporation ("FRC"), the Company's majority shareholder, were paid. The accrued interest of $97,000 associated with these loans is expected to be paid by the end of fiscal year 1998, and is shown as of April 4, 1998 as a separate component of stockholders' equity in the accompanying consolidated balance sheet.

      During the second quarter of fiscal year 1998 the loans in the amount of $1,000,000 and $450,000 due August 1, 1997 and October 1, 1997, respectively from FRC, the Company's majority shareholder, were paid in full including accrued interest. During the second quarter of fiscal year 1998 the company issued a loan in the amount of $331,000 to FRC which is due December 31, 1997. The loan bears an annual interest rate of 8.5%. The loan in the amount of $331,000 plus applicable interest accrued from FRC is shown as of April 4, 1998 as a separate component of stockholders' equity in the accompanying balance sheet due to the extension of the previous short term notes maturity, the nature of the collateral securing the 1998 note, and the terms of the note. Management believes that all notes receivables from FRC will be paid in full.

      During the first quarter of fiscal year 1998 the loan in the amount of $516,000 due July 1, 1997 from FRC was paid in full including accrued interest.

      During the first quarter of fiscal year 1998 the Company issued an employee loan in the amount of $375,000. At the end of fiscal year 1997 this employee had a loan outstanding in the amount of $45,000. Subsequent to the end of the first quarter of fiscal year 1998 these two loans were combined. The revised loan amount of $420,000 bears interest of at 6.5% per annum and is payable on October 1, 2002. Interest payments are negotiable at such place as the Company may designate in writing. Payments on the loan will be derived from the equity proceeds from the sale of the employees first residence, a portion of future annual bonuses to be paid to the employee by the Company as negotiated and all outstanding balances of the note, including principal and interest accrued thereon, shall become payable in full on October 1, 2002. Subsequent to the end of third quarter fiscal year 1998 the employee sold its first residence. It is expected by the end of the fiscal year to receive the net proceeds from the sale of the residence as payment towards this loan.


7)    INCOME TAXES

      During the third quarter of fiscal year 1998 the Company reversed $88,000 of disallowed income tax receivable in third quarter fiscal year 1998. The reversal of this benefit is based on the results of the audit conducted by the Internal Revenue Service for relating to fiscal year 1994.

      During the first quarter of fiscal year 1998 the Company recognized $52,000 of income tax benefit from continuing operations.


9)    NEW ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"), and No. 129, Disclosure of Information About Capital Structure ("Statement 129"). Statement 128 was issued to simplify the computations of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. Statement 128 replaces primary and fully diluted earnings per share with basic earnings and diluted earnings per share. The Statements are effective for the fiscal year ended June 27, 1998. Statement 128 requires restatement of previously reported earnings per share data. Statement 129 will change some of the required disclosures about capital structure. These statements did not have a material effect on the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS
      Cuisine Solutions, Inc. reported a net loss of $889,000 for third quarter 1998. The net loss for the 1998 third quarter resulted from low sales volumes and an increase in marketing investments to support the Company's new strategic focus on service to banquet providers. Gross margins increased to 18% in the fiscal 1998 third quarter compared with 8% in the third quarter of fiscal year 1997.

      During the fiscal year 1997, the Company announced its new marketing focus on the banquet business, which consists of the lodging and onboard services segments. The lodging segment consists of hotels, convention centers, casinos and similar facilities. The onboard services segment consists of airlines, railroads, cruise ships and other similar facilities.

      Other focuses of the Company are international sales and retail customers, including sales to restaurants, military installations and home meal replacement.


SIXTEEN WEEKS ENDED APRIL 4, 1998 COMPARED TO SIXTEEN WEEKS ENDED APRIL 5, 1997

NET SALES
      Third quarter 1998 sales totaled $4,204,000, up 5% from third quarter 1997 sales of $4,020,000. Lodging sales fell $97,000, or 7%, because of lower volume for banquets and other special events. Onboard services customers increased by $278,000. New business development sales decreased by $8,000, or
1%.    International sales increased by $6,000, or 2%, from the third quarter
1997. European sales of fish packed by the Company's Norwegian plant totaled $312,000 during the third quarter of fiscal 1998, compared with $307,000 in the year-ago quarter.

      During the third quarter of 1998, sales to hotels and other lodging customers, onboard services, new business development and international customers represented 33%, 41%, 18% and 8%, respectively compared to 38%, 36%, 19% and 7%, respectively a year ago.

      Operating costs for the fiscal year 1998 third quarter totaled $5,310,000, up 8% from $4,917,000 during the same quarter in fiscal year 1997. Inventories increased to $2,442,000 from $1,999,000 at the end of fiscal year 1997, mainly due to the addition of new warehouses to support the new strategic focus in establishing improved relationships with distributors and brokers by
having the Company's products readily available.   These new warehouses are
strategically located to supply customers needs on a continuing and an expedient basis.





      A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                                QUARTER ENDED
                                                                           ------------------------
                                                                            DEC. 13,      DEC.  14,
                                                                              1997           1996
                                                                              ----           ----
                                                                             (dollars in thousands)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   4,204    $   4,020
Gross margin percentage . . . . . . . . . . . . . . . . . . . . . . . . . .        18%           8%
Loss from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . $  (1,106)        (897)

SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative costs increased 54% during the fiscal year 1998 third quarter, to $1,832,000 from $1,187,000 in the same quarter of fiscal year 1997. The increase resulted from sales and marketing investments at the corporate facility to support the strategic focus. Selling and administrative costs constituted 44% of net sales during the quarter due to low sales volumes and increased expenses, compared with 30% during the fiscal year 1997 third quarter.


DEPRECIATION AND AMORTIZATION

      Depreciation and amortization amounted to $41,000 for the third quarter of fiscal year 1998 and $28,000 for the same period a year ago.

NONOPERATING INCOME AND EXPENSE

      Investment income consists of returns earned on funds received from the sale of the Restaurant Division.

      Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At December 13, 1997, the Company, had borrowings of approximately $2,939,000, bearing interest at rates ranging from 4.85% to 10.0%. The majority of these borrowings of $2,267,00 were through its Norwegian facility. It is anticipated that these borrowings will remain outstanding during the fiscal year.

INCOME TAXES

      During the third quarter of fiscal year 1998 the Company reversed $88,000 of disallowed income tax receivable in third quarter fiscal year 1998. The reversal of this benefit is based on the results of the audit conducted by the Internal Revenue Service relating to fiscal year 1994.

FORTY WEEKS ENDED APRIL 4, 1998 COMPARED TO FORTY WEEKS ENDED APRIL 5, 1997

NET SALES
      Third quarter year to date sales total $10,437,000, compared with a year ago sales of $10,478,000. Lodging sales fell $562,000, or 13%, because of lower volume for banquets and other special events. Sales to onboard services
customers increased by by $108,000, or 3%.    International sales increased by
$11,000, or 13%. European sales of fish packed by the Company's Norwegian plant totaled $984,000 third quarter year to date, compared with $582,000 in the year-ago quarter.

      Year to date 1998 sales to hotels and other lodging customers, onboard services, new business development and international customers represented 34%, 38%, 18% and 10%, respectively compared to 40%, 36%, 18% and 6%, respectively a year ago.

      Operating costs for the fiscal year 1998 third quarter totaled $12,987,000, up 8% from $12,077,000 during the same quarter in fiscal year 1997. Inventories increased to $2,442,000 from $1,999,000 at the end of fiscal year 1997, mainly due to the addition of new warehouses to support the new strategic focus in establishing improved relationships with distributors and brokers by having our products readily available. These new warehouses are strategically located to supply our customers needs on a continuing and an expedient basis.

      A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                                YEAR TO DATE
                                                                          -----------------------
                                                                            APRIL 4,    APRIL 5,
                                                                              1998          1997
                                                                              ----          ----
                                                                           (dollars in thousands)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   10,437    $  10,478
Gross margin percentage . . . . . . . . . . . . . . . . . . . . . . . . . .         17%          13%
Loss from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (2,550)      (1,599)

SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative costs increased 46% year to date third quarter fiscal year 1998, to $4,255,000 from $2,908,000 year to date third quarter fiscal year 1997. The increase resulted from sales and marketing investments at the corporate facility to support the strategic focus. Selling and administrative costs constituted 41% of net sales year to date fiscal year 1998 due to low sales volumes and increased expenses, compared with 28% year to date fiscal year 1997.


DEPRECIATION AND AMORTIZATION

      Depreciation and amortization amounted to $91,000 and $77,000 year to date third quarter of fiscal year 1998 and 1997, respectively.

NONOPERATING INCOME AND EXPENSE

      Investment income consists of returns earned on funds received from the sale of the Restaurant Division.

      Interest expense relates to the borrowings, including a capital lease, associated with the Company's Norwegian subsidiary. At April 4, 1998, the Company, had borrowings of approximately $2,939,000, bearing interest at rates ranging from 4.85% to 10.0%. The majority of these borrowings of $2,267,000 were through its Norwegian facility. It is anticipated that these borrowings will remain outstanding during the fiscal year.

INCOME TAXES

      During the third quarter of fiscal year 1998 the Company reversed $88,000 of disallowed income tax receivable in third quarter fiscal year 1998. The reversal of this benefit is based on the results of the audit conducted by the Internal Revenue Service relating to fiscal year 1994.

      During the first quarter of fiscal year 1998 the Company recognized $52,000 of income tax benefit from continuing operations.

NEW ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"), and No. 129, Disclosure of Information About Capital Structure ("Statement 129"). Statement 128 was issued to simplify the computations of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. Statement 128 replaces primary and fully diluted earnings per share with basic earnings and diluted earnings per share. The Statements are effective for the fiscal year ended June 27, 1998.
Statement 128 requires restatement of previously reported earnings per share data. Statement 129 will change some of the required disclosures about capital structure. These statements did not have a material effect on the Company's consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

      At April 4, 1998, the Company's combined total of cash and short-term investment balances was $2,587,000, compared with $1,451,000 at June 28, 1997. Additionally, the Company held investments of $10,567,000 and $10,217,000 at April 4, 1998 and June 28, 1997, respectively, with maturities greater than one year. This increase in liquidity is a direct result of the repayment of five loans outstanding in the amount $1,000,000, $450,000, $2,000,000, $400,000 and
$42,000 from Food Research Corporation its majority shareholder plus accrued interest offset by increased working capital requirements for the Company.

      Net cash used by operations amounted to $1,649,000 year to date third quarter of 1998, compared to cash used of $170,000 year to date third quarter of 1997. Cash in the amount of $1,590,000 was used by investing activities. Cash in the amount of $3,551,000 was provided by financing activities mainly due to the payment of the five loans loans from Food Research Corporation, its majority shareholder, plus accrued interest.

      During the first quarter of fiscal year 1998, the Company obtained approval for $8.2 million of financing in the form of industrial revenue bonds from the Industrial Development Authority of Loudoun County, Virginia for an envisioned new plant and corporate headquarters in the Greenway Industrial Center near Leesburg, Virginia. As of April 4, 1998 no amounts have been drawn. The site is well situated in an attractive industrial area with a good supply of labor and lower cost structure. The County's Board of Supervisors approved issuance of up to $8.2 million in bonds to finance a 70,000 square-foot food manufacturing plant and corporate office on 7.74 acres of the industrial park near the Dulles Airport and U.S. Postal Service facility. The new facility would replace the Company's existing 40,000 square-foot manufacturing plant in Alexandria, Virginia as well as the corporate offices the Company leases nearby. The $8.2 million includes the cost of the land, building and equipment. The new production facility would provide increased efficiencies and modern space for future growth. As of April 4, 1998 the Company had not officially determined whether it would pursue plans to construct this facility, and has not drawn any funds. In September 1997 the Company purchased the parcel of land through financing with a banking institution, for approximately $700,000 plus applicable fees, which is collateralized by $645,000 of the Company's short term investments.

      The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of April 4, 1998, $731,000 was outstanding under this overdraft facility. The subsidiary can borrow up to $800,000 under this commitment.

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

      The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test any other systems it has for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by June, 1999, allowing adequate time for testing. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings, although the Company does not expect the amounts to have a material effect on is financial position or results of operations.

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

                                                            CUISINE SOLUTIONS, INC.
                                                            ----------------------------

Date:   May 5, 1998                                         By: /s/Stanislas Vilgrain
    ------------------------                                    -------------------------------
                                                                 Stanislas Vilgrain
                                                                 President and CEO


                                                            By:/s/Robert Murphy
                                                               ----------------
                                                                 Robert  Murphy
                                                                 VP & Chief Financial Officer

                                                            By:/s/Michael C. McCloud
                                                               ---------------------
                                                                 Michael C. McCloud
                                                                 Executive Vice President

                                                            By: /s/Leara L. Dory
                                                                -------------------------------
                                                                 Leara L. Dory
                                                                 Vice President of Finance
                                                                 (Financial Officer - Secretary)