Form 10-K
period 1998-06-27
CUISINE SOLUTIONS INC
filed 1998-09-25
CIK 737602

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(MARK ONE)
 XX   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----  ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED: June 27, 1998
                                               -------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM ___________________ TO ______________________

                         COMMISSION FILE NUMBER: 0-12800
                                                --------

                             CUISINE SOLUTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Delaware                       52-0948383
                      --------                       ----------
          (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

             85 South Bragg Street, Suite 600, Alexandria, VA 22312
             ------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 750-9600
                                                           --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                 ON WHICH REGISTERED
              -------------------                 -------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 19, 1998 as reported on the NASDAQ National Market System, was approximately $3,850,836. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 19, 1998, there were 13,822,543 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the following document are incorporated by reference in Parts III and IV of this Form 10-K Report: Proxy Statement for Registrant's 1998Annual
         Meeting of Stockholders to be filed - Items 10, 11, 12 and 13.

                       Exhibit Index is located on page .

                                     PART I

ITEM 1.  BUSINESS

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company is engaged in only one industry segment as of June 27, 1998. Accordingly, No segment data is included in the Consolidated Financial Statements for the fiscal year ending June 27, 1998.

         Subsequent to fiscal year 1998 the Company engaged in a second industry segment relating to international management services. Cuisine Solutions International Management Services, a new division dedicated to serving the Company's global partners is designed to provide the systems and personnel the Company needs to support its global expansion strategy. The Company will provide ongoing management advisory services under separate service contracts to encompass global management and food manufacturing expertise, minimizing any potential risk to the Company's stockholders. The new venture will enhance its worldwide manufacturing capability and provide a template for aggressive global expansion. This an example of how the Company will plan to bring its manufacturing technology closer to the source of key raw material supplies and where there is high demand for quality and safety in prepared foods.

GENERAL

         The Company develops, produces and markets chef-created, fully cooked, fully prepared entrees and sauces for the banquet, transportation, restaurant and home meal replacement industries. The Company's entrees and sauces are slow-cooked and pasteurized in its final packaging for guaranteed safety and award-winning flavor. The Company can plate thousands of signature combinations, everything from grilled Norwegian salmon to stuffed chicken mediterranean.

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

         The establishment of strategically placed warehouses throughout the United States and the implementation of new systems for tracking and managing outside warehouse distribution, led to the Company introducing in fiscal year 1998, twenty four hour delivery of products anywhere in the United States.

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

         Cuisine Solutions, Inc. was incorporated in the State of Delaware in 1974. Its principal executive offices are located at 85 South Bragg Street, Suite 600, Alexandria, VA 22312 and its telephone number at that location is
(703) 750-9600.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key customers, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

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

         The Company began development of the Culinary division business in 1987, in conjunction with research performed previously by Nouvelle Carte France, a related French Company. As a result of the growth in the application of high quality frozen products in Europe, the Board authorized the establishment of the Vie de France Culinary Corporation for the express purpose of the research into and development of high quality frozen products for the U.S. market. This Company was formed in 1987, and was later merged into Vie de France Corporation. In 1989, construction began on a 30,000 square foot plant in Alexandria, Virginia designed to manufacture its sous vide product line under the trade name Vie de France Culinary. The Culinary plant began operations in May 1990, and expanded into a 50,000 square feet building.

         During fiscal years 1991 through 1996, the Culinary Division successfully built its sales volume from zero to over $2 million in fiscal year 1991, and by fiscal year 1996 to $16 million. The Company restructured its sales organization and refocused its strategy on sales to the banquet industry (hotels, convention centers, casinos, airlines and other banquet providers) during fiscal year 1997. Because of sales and marketing disruptions related to this transition, sales declined during fiscal year 1997 to about $14 million. During fiscal year 1998 the Company continued its reorganization while sales remained steady at $14 million.

         The Company initially depended upon a national direct sales operation, which was formally organized in 1992. In fiscal year 1997 the emphasis shifted to a more balanced sales system that includes an internal sales group, segmented by customer type, and additional sales support from a network of brokers and distribution organizations located in key markets nationwide. A sales program that includes trade advertising, promotions and far more frequent contact with a broader range of existing and potential high-volume customers was put into effect late in fiscal year 1997 and continued through fiscal year 1998.

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

         During the second quarter of fiscal year 1998, the Company purchased a parcel of land through bank financing for approximately $700,000 plus applicable fees. The purchase, initiated as part of an expansion plan, included financing through an approved $8.2 million dollar industrial revenue bond. During the fourth quarter of fiscal year 1998, the Company re-negotiated the lease on the current facility, received significant cost reductions, and decided to expand capacity on the existing plant through capital investment and additional shifts. During the fourth quarter of fiscal year 1998, the Company decided to sell the land and expects a favorable result from the sale. The land is listed in non-current assets as Land held for sale.

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

         Subsequent to June 27, 1998 the Company announced that it has signed an agreement to establish a sales and manufacturing Company in Brasilia (Brazil), as part of a joint venture with Sanoli Industria E Comerio De Alimentacao, Ltd (Sanoli). The terms of the agreement include a 39% equity position in the new Brazilian entity, Cuisine Solutions Brazil. In exchange for the equity position, Cuisine Solutions will provide global management and food manufacturing expertise, while Sanoli will provide the initial capital investment to support the Company's food manufacturing plant and operations. Cuisine Solutions will provide ongoing management advisory services under separate service contracts, minimizing any potential risk to the Company's stockholders. The Company believes the new venture will enhance its worldwide manufacturing capability and provide a template for aggressive global expansion. This agreement is an example of how the Company will plan to bring its manufacturing technology closer to the source of key raw material supplies and where there is high demand for quality and safety in prepared foods. Sanoli has a solid strategy for market penetration in South American countries, while leveraging the region's lower manufacturing costs in order to export products to Europe. The Company believes the combination of superior quality and pricing advantages of the Brazilian manufacturing operation will give the Company a competitive advantage in Europe.

         During fiscal year 1998 the Company recently completed its reorganization designed to provide the systems and personnel the Company needs to support its global expansion strategy.

         During fiscal year 1998 through its Norwegian manufacturing facility, the Company teamed with European caterer Lenotre to provide high quality meals to the World Cup in France. The Company's products were used in nearly half of the 450,000 meals served during the thirty day, ten city World Cup event.

PRODUCTS

         The Company develops, produces and markets chef-created fully cooked, fully prepared entrees and sauces for the banquet, transportation, restaurant and home meal replacement industries. The Company's entrees and sauces are slow-cooked and pasteurized in its final packaging for guaranteed safety and award-winning flavor. The Company offers a wide range of high quality frozen entrees, side dishes, and sauces. The entree items consist of a variety of seafood, pork, beef and poultry items. Side dishes and sauces range from vegetables and rice to cream or tomato-based sauces, which allow the Company to plate thousands of signature combinations.

         The Company packages its products in two ways. Many products are vacuum-sealed and frozen in either single or multi-serving packaging and then case-packed. Single-pack items provide maximum customer flexibility, while multi-serving packs provide additional efficiency and economy for banquets. Both individual and multiple-serving vacuum packages are iagreement for hot-water rethermalization, and both provide a long shelf life. A second packaging method, iagreement for products designed for oven heating or to be served cold, is Individually Quick Frozen packaging. In this method, individual servings of products are cooked, frozen, removed from vacuum package and placed inside a plastic bag with the appropriate case quantities for easy customer access.

         During fiscal year 1995, the Company began research on the preparation of its products for retail consumption. The Company has experimented with distribution through wholesale clubs and private-labeled products for other retailers. The Company intends to continue to pursue alternatives in this market.

DISTRIBUTION

         The Company distributes its products in a frozen state mostly to U.S. customers. The primary markets of the Company's wholly-owned Norwegian division are in Europe and Asia.

         During fiscal year 1998 and 1997, the Company continued to establish important new relationships with U.S. food service distributors and brokers in markets with significant banquet activity. A significant issue for our customers has been ready availability of our foods. The Company established relationships in nine of twenty markets that, together, constitute 80% of all U.S. banquet sales. This allows the Company to have a presence in each market and the efficient means to supply its customers on a continuing basis.

         The Company expanded distribution into the European markets in fiscal year 1995 in conjunction with the opening of the Norwegian production facility in 1994. Its products are stored in a number of regional frozen warehouses as well as at the Alexandria, Virginia plant. In fiscal year 1996 the Company improved its distribution of Norwegian Salmon to US customers by offering "direct ship" capabilities from the Norwegian plant directly to the customer. The Company intends to adopt alternative distribution means as their customers need them. Export products are transported in frozen containers via ship.

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

PATENTS AND TRADEMARKS AND OTHER ITEMS IMPORTANT TO OPERATING SEGMENTS

         The Company believes that its Cuisine Solutions, Inc. and Vie de France Corporation, trademarks are important to its business success. Accordingly, it takes the necessary steps to protect them. During fiscal year 1998 the Company assured its protection by changing the name on all trademarks it owns to Cuisine Solutions, Inc in addition to maintaining the Vie de France Corporation trademark. The Company and Vie de France Bakery Yamazaki, Inc. entered into a Trademark and Service Mark License Agreement in 1991 and, in conjunction with the sale of the Restaurant Division, amended and restated this agreement. In fiscal year 1996 the Company was in the process of securing a new packaging trademark called MicroRoast(TM) and MicroRoti(TM) to be used in the U.S. and European market, respectively. However, it was during fiscal year 1997 the Company secured the use of these two trademarks. This new packaging is designed for use in microwave ovens and imparts a roasted quality to our value-added entrees.


CUSTOMER DEPENDENCY

         During fiscal year 1998, sales to hotels and other lodging customers, transportation, and other customers, represented 39.1%, 42.8% and 18.1%, respectively, of which 10.9% relate to international sales, compared to 37.2%, 41% and 21.8%, respectively, for fiscal year 1997, of which 9.4% relates to international sales and 47.5%, 29.2% and 23.3%, respectively, in fiscal year 1996 of which 3.8% relates to international sales.

         In fiscal years 1998,1997 and 1996, sales to food service distributors representing the Marriott Hotel chain amounted to 5.8%, 7.2% and 18.9% of total net sales. In fiscal years 1998, 1997 and 1996, sales to food service distributors representing the Hyatt Hotel chain amounted to 15.7%, 14.4% and 22.5% of total net sales. Sales to distributors serving the airline industry represented 37.0%, 34.4% and 29.2% of total net sales in fiscal year 1998,1997 and 1996 respectively. The loss of any of the above customers could have a significant effect on the Company's results of operations.

SEASONALITY

         Culinary sales are seasonally impacted by the hotel banquet industry, which typically peak in September through December, and March through June.

COMPETITION

         The Company considers itself to be a leader in the sous vide segment of the food service industry. At present, limited competition exists within the frozen wholesale component of this segment. Other firms exist within the retail and refrigerated components of the sous vide segment or cooked food. As such, the Company primarily competes for sales against food service providers in the frozen and raw segment, rather than against other sous vide suppliers. The Company offers value-added products, but must offer these products in a price range that makes it economically advantageous for its users to convert from other methods of food preparation. The Company believes its products can compete against these other methods in price, product performance and convenience. The Company also offers implementation and menu development services, as well as equipment, to its customers as another means of building sales. The Company depends upon its pricing structure, menu items, and customer service programs as a means of maintaining its leadership position within the sous vide industry.

RESEARCH & DEVELOPMENT

         For continuing operations, the Company invested $269,000 $169,000 and $139,000 in research and development activities in fiscal years 1998, 1997 and 1996, respectively. The Company invests in development on an ongoing basis in order to maintain the vitality of its product lines and to build sales.

REGULATION

         The Company is subject to various Federal, state and local laws affecting its business, including health, sanitation and safety regulations. The U.S. plant operates under USDA supervision over the handling and labeling of its products. The Company believes its operations comply in all material respects with applicable laws and regulations.

         The Company's Norwegian plant meets European Community standards and regulations. The Norwegian product, along with certain raw materials, are subject to import regulations.

EMPLOYEES

         The Company employs approximately 119 people including full-time and part-time workers and corporate staff.

GEOGRAPHIC SALES

         The Company's sales are primarily focused in the United States, with sales representing 89.1%, 90.6% and 96.1% of total sales for fiscal years 1998, 1997 and 1996, respectively.

ITEM 2.  PROPERTIES

         The Company leases its offices and its two manufacturing facilities. The U.S. plant, located in Alexandria, Virginia, is approximately 50,000 square feet. The Norway plant, located in Hjelmeland, Norway, is approximately 20,000 square feet.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK

         The Company's capital stock is divided into two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock options plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law. The Company's Common Stock is traded in the over-the-counter market on the NASD National Market System under the symbol CUIS. The following table sets forth for the quarters indicated the high and low sales prices per share as reported on the National Market System:

Year ended June 27, 1998                                       High             Low
First Quarter........................................         $ 1.438         $  .938
Second Quarter.......................................           1.688           1.000
Third Quarter........................................           1.063           1.000
Fourth Quarter.......................................           1.125            .875

Year ended June 28, 1997                                       High             Low
First Quarter........................................         $ 2.688         $ 1.938
Second Quarter.......................................           2.563           1.375
Third Quarter........................................           2.000           1.063
Fourth Quarter.......................................           1.500           1.063

Year ended June 29, 1996                                       High             Low
First Quarter........................................         $ 4.500         $ 2.625
Second Quarter.......................................           3.750           2.625
Third Quarter........................................           3.063           1.875
Fourth Quarter.......................................           3.125           1.875


As of September 19, 1998 there were approximately 686 holders of record of the Company's Common Stock.

No dividends were paid during fiscal year 1998, 1997 and 1996.

         The Company has been notified by NASDAQ that it no longer meets the requirement to be included in the NASDAQ National Market. The Company is seeking a temporary or permanent waiver of these requirements to maintain its inclusion. There can be no assurance that the Company will be granted such waiver by NASDAQ. In the event that the Common Stock is not included in the NASDAQ Market, there could be a material adverse change in the price and liquidity of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                              FIVE YEAR SUMMARY
                                                                (in thousands, except per share amounts)

                                                  1998            1997            1996            1995            1994
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                       $ 14,007        $ 13,987        $ 16,078        $ 15,707        $ 12,786

Loss from continuing operations (4)               (3,121)           (934)         (2,224)           (706)           (476)

Net income (loss) (1); (2); (3); (4)              (3,121)           (466)         (1.714)             24           7,934

Loss from continuing operations per share          (0.23)          (0.07)          (0.16)          (0.05)          (0.03)

Net income (loss) per share                        (0.23)          (0.04)          (0.13)              -            0.58

Total assets                                      24,959          22,712          27,035          29,911          30,964

Long term debt, including current portion          3,024           2,575           2,300           2.981               -

Stockholders' equity                              19,503          18,125          22,782          24,481          24,431

Dividends per share                                    -               -               -               -               -


(1) Includes benefit from cumulative effect of change in accounting principle of $197 in 1996.

(2)      Includes loss from discontinued operations of $813 in 1994.

(3) Includes gains from sale on discontinued operations of $468, $313, $730, and $9,233 in 1997, 1996, 1995 and 1994, respectively.

(4)      Includes loss on equity method investment of $1,500 in 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The current year results reflect a consolidated sales increase of .1% from fiscal year 1997. The increase in sales was the result of 1.4% increase in US sales which consist of a 13.9% decrease in lodging sales, 8.9% increase in transportation sales, 19.9% increase in other sales and an increase of 16.1% of sales from Norway. Operations for fiscal year 1998 resulted in a loss for the Company.

         During fiscal year 1997, the Company announced its new marketing focus on the banquet business, which consists of the lodging and transportation markets. The lodging market consists of hotels, convention centers, casinos and similar facilities. The transportation market consists of airlines, railroads, cruise ships and other similar facilities.

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

SALE AND GROSS MARGINS

         Historically, the Company's sales of high-quality frozen foods have been to lodging, airlines and other food service providers who order through their distributor networks. In fiscal year 1998 total lodging sales represented 39.1%, transportation 42.8% and other customers 18.1%, of which 10.9% relate to international sales, of total net sales.

A comparison of net sales, gross margin percentages and losses from operations as follows:

                                                                      Year Ended
                                                        June,27                June 28,               June 29,
                                                           1998                    1997                   1996
                                                           ----                    ----                   ----
Net Sales                                         $  14,007,000           $  13,987,000          $  16,078,000
Gross margin percentage                                     17%                     14%                    12%
Loss from operations                              $  (4,269,000)          $  (2,366,000)         $  (3,353,000)


         The continued reorganization of our sales force and transition to a new marketing focus led to some disruption of sales during fiscal year 1998. Fiscal year 1998 sales of $14,007,000 remained flat in comparison to fiscal year 1997 sales of $13,987,000 and were down 13% from fiscal year 1996 sales of $16,078,000. Lodging sales fell $778,000, or 14%, because of lower volume for banquets and other special events. Transportation sales increased by $431,000, or 9%. The new business development sales increased by $158,000, or 7%. In fiscal year 1996 retail sales to Sam's Clubs were discontinued. Sales to this customer in 1996 totaled $1,057,000, or 7% of the of the new business development sales in 1996. International sales generated from the U.S. operations increased by $11,000, or 13%. European and Asian sales of fish packed by the Company's Norwegian plant totaled $1,429,000 during 1998, compared with $1,231,000 a year-ago.

         Gross margins as a percent of sales increased to 17.5% for fiscal 1998 compared to 14% in fiscal 1997 and 12% in fiscal 1996. The increase is attributed to continuing cost reduction programs, manufacturing efficiencies, strategic purchasing of raw materials at low prices and a reduction of product costing of salmon sold to US Customers.

SELLING AND ADMINISTRATION EXPENSES:

         A comparison of selling and general administrative costs follows:

                                                                     Year Ended
                                                               June 28,             June 28,              June 29,
                                                                   1997                 1997                  1996
                                                                   ----                 ----                  ----
Selling costs                                                $4,377,000           $2,441,000            $2,077,000
General administrative costs                                  2,220,000            1,816,000             1,671,000
                                                             ----------           ----------            ----------
                                                             $6,597,000           $4,257,000            $3,748,000

         In fiscal year 1998, selling and administration costs increased as a percentage of sales to 47% from 30%. This increase reflects the investment in marketing programs and the expenses associated with expanding the sales staff with experienced food service sales and marketing professionals.

         In fiscal year 1997, selling and administrative costs increased as a percentage of sales to 30% from 23%. This increase is primarily due to the expansion of the sales and marketing organizations to carry out the new strategic focus to be the banquet solution Company to our core customers.

         In fiscal year 1996, selling and administrative costs decreased as a percentage of net sales to 23% from 33%. This decrease is related to the accounting change in 1996 under which distribution and the portion of general administration costs related directly to the plant began to be treated as product costs.


DEPRECIATION AND AMORTIZATION

         The Company's change in accounting principle in fiscal year 1996 resulted in the recording of production equipment depreciation as product costs instead of period costs. Actual fiscal year 1998 depreciation and amortization costs recorded as product cost decreased by $290,000 over fiscal year 1997 to $959,000 as a result of equipment and leasehold improvements nearing the end of its useful life, netted against investments in capital assets for its operations. Actual fiscal year 1997 depreciation and amortization costs recorded as product cost increased by $55,000 over fiscal year 1996 to $1,249,000 as a result of investments in capital assets for its operations. Actual depreciation and amortization costs recorded as product cost increased by $141,000 over fiscal year 1995 to $1,194,000 for fiscal year 1996, versus $1,053,000 for fiscal year 1995 which is recorded as period costs. This increase is attributable to the depreciation associated with the United States plant.

NONOPERATING INCOME AND EXPENSE

         Investment income primarily consists of returns earned on funds received from the sale of the Restaurant Division

         Interest expense relates to the borrowings relating to the Company's U.S. and Norwegian subsidiary, including the Norwegian capital lease. At June 27, 1998, the Company, had borrowings of approximately $3,024,000, bearing interest at rates ranging from 5.9% to 8.5%. The majority of these borrowings of $2,354,00 were through its Norwegian facility. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year. The Company's U.S. operations represent $670,000 of these borrowings of which $645,000 is associated with term loan for the Land held for sale.

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

DISCONTINUED OPERATIONS

         The gain from sale of discontinued operations for fiscal year 1997 relates to reversal of certain accruals related to the former Bakery and Restaurant Divisions of $154,000 due to the settlement of certain leases relating to the former restaurants and bakeries, of which $60,000 was recorded in the fourth quarter of 1997, and income tax benefits applied of $314,000, of which $110,000 was recorded in the fourth quarter of 1997. As of June 27, 1998, accruals of approximately $72,000 relating to a remaining lease are accrued in the accompanying consolidated balance sheet.

         The gain from sale of discontinued operations for fiscal year 1996 relates to the net effect of reversals of certain accruals related to the former Restaurant Division of $22,000, and income tax benefits of $335,000.

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

LIQUIDITY AND CAPITAL RESOURCES

         In fiscal year 1998, the Company experienced an increase in its liquidity due to the payment in full all notes receivables from FRC its majority shareholder. The combined total of the cash and short-term investment balances was $1,610,000 (of which $645,000 is restricted) and $1,451,000 at June 27, 1998 and June 28, 1997, respectively. Additionally, the Company held investments of $10,600,000 and $10,217,000 at June 27, 1998 and June 28, 1997, respectively, with maturities greater than one year.

         In fiscal year 1997, the Company experienced a decline in its liquidity. The combined total cash and short-term investment balances was $1,451,000 and $9,520,000 at June 28, 1997 and June 29, 1996, respectively.
Additionally, the Company held investments of $10,217,000 and $5,598,000 at June 28, 1997 and June 29, 1996, respectively, with maturities greater than one year.

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

         Cash used by operations in fiscal year 1998 amounted to $3,040,000, as compared to cash used in fiscal year 1997 of $1,308,000 and cash provided in fiscal year 1996 of $1,095,000. The cash used in fiscal year 1998 relates to the funds needed to finance the Company's operations, along with increases in trade and income tax receivables and inventory. The cash used in fiscal year 1997 relates to the funds needed to finance the Company's operations, along with increases in trade, income tax and notes receivables. The cash provided in fiscal year 1996 relates to the strong emphasis on reduction of inventory and improved cash collections in these areas.

         Cash in the amount of $3,564,000 was provided by investing activities in fiscal year 1998. During fiscal year 1998 the Company received payment in full of $4,399,000 of notes receivable and accrued interest from it majority shareholder, FRC. Cash in the amount of $5,791,000 was used by investing activities in fiscal year 1997. During 1997, the Company funded a loan to its majority shareholder, FRC in the amount of $2,441,000. In addition to these loans, three loans from FRC totaling $1,966,000 were outstanding as of June 29, 1997 and June 29, 1996, with maturity dates ranging from July 1, 1997 through October 1, 1997. The three loans that were outstanding as of June 29, 1996 are secured by assets of FRC. All of the notes due from FRC were paid in full during fiscal year 1998.

         During fiscal year 1998 the Company made investments in capital expenditures of $716,000. The Company purchased a new fully integrated hardware and software program for $345,000 that is year 2000 compliant for its U.S. operations. The new computer system is designed to track and manage warehouse distribution as well as provide on-line real time tracking of financial data, sales analysis, production performance and accounting. The new system is expected to be expanded to its Norwegian operations in fiscal year 1999. The Company also purchased $371,000 of new production equipment for both its United States and Norwegian operations. The Company had net purchases of investments totaling $119,000 in fiscal year 1998. During fiscal year 1997, the Company made investments in capital expenditures of $413,000. The Company had net purchases of investments totaling $2,938,000 in fiscal year 1997. Cash in the amount of $1,050,000 was provided by investing activities in fiscal year 1996, representing the return of the deposit of $4,900,000 from the European bank. This deposit was offset by cash used by investing activities for financing of capital expenditures of $509,000, net purchases of other debt and equity securities of $2,566,000, and an investment in Stockwell's of $1,000,000.

         In fiscal year 1998, cash in the amount of $196,000 was used by financing activities, which is attributable to the debt acquired by the Norwegian facility in the amount of $115,000, offset by payments of $311,000. In fiscal year 1997, cash in the amount of $590,000 was provided by financing activities, which is attributable to the debt acquired by the Norwegian and U.S. facilities in the amount of $713,000 and $31,000, respectively, offset by payments of $154,000. In fiscal year 1996, cash in the amount of $597,000 was used by financing activities, which included $585,000 to pay off the line of credit established for Norway and $96,000 relating to other debt service, offset by $84,000 generated through the exercise of stock options.

         During the second quarter of fiscal year 1998, the Company purchased a parcel of land using bank financing for approximately $700,000 plus applicable fees. The purchase, initiated as part of an expansion plan, included financing through an approved $8.2 million industrial revenue bond. During the fourth quarter of fiscal year 1998, the Company re-negotiated the lease on the current facility, received significant cost reductions, and decided to expand capacity at the existing plant through capital investment and additional shifts. During the fourth quarter of fiscal year 1998, the Company decided to sell the land and expects a favorable result from the sale. The land is included in non-current assets as Land held for sale in the accompanying balance consolidated balance sheet.

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

         Subsequent to June 27, 1998 the Company announced that it has signed an agreement to establish a sales and manufacturing Company in Brasilia (Brazil), as part of a joint venture with Sanoli Industria E Comerio De Alimentacao, Ltd (Sanoli). The terms of the agreement include a 39% equity position in the new Brazilian entity, Cuisine Solutions Brazil. In exchange for the equity position, Cuisine Solutions will provide global management and food manufacturing expertise, while Sanoli will provide the initial capital investment to support the Company's food manufacturing plant and operations. Cuisine Solutions will provide ongoing management advisory services under separate service contracts, minimizing any potential risk to the Company's stockholders. The Company believes the new venture will enhance its worldwide manufacturing capability and provide a template for aggressive global expansion. This agreement is an example of how the Company will plan to bring its manufacturing technology closer to the source of key raw material supplies and where there is high demand for quality and safety in prepared foods. Sanoli has a solid strategy for market penetration in South American countries, while leveraging the region's lower manufacturing costs in order to export products to Europe. The Company believes the combination of superior quality and pricing advantages of the Brazilian manufacturing operation will give the Company a competitive advantage in Europe.

         During fiscal year 1998 the Company completed its reorganization designed to provide the systems and personnel the Company needs to support its global expansion strategy. Cuisine Solutions International Management Services, a new division dedicated to serving the Company's global partners, expects revenues to exceed $1 million during the next twelve months. The revenue will be generated by Cuisine Solutions providing floor plans of the manufacturing unit, including the specifications for the equipment and the building, two years of technical and operational services and training of personnel to manage the manufacturing facility.

         The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of June 27, 1998 $652,000 was outstanding under this overdraft facility. During fiscal year 1996, CSI Norway increased its overdraft facility balance, and can borrow up to $800,000 under this commitment. The overdraft facility is protected by a letter of credit posted by the U.S. operations banking institution which is renewed annually.

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

FUTURE PROSPECTS

         In fiscal year 1999, the Company intends to remain focused on the objective of becoming the preferred global supplier to the Lodging and Transportation Segments. The investment in sales, marketing and awareness building during fiscal 1998 is expected to impact sales levels in the first quarter of fiscal 1999. The Company will aggressively pursue sales growth in the European markets that the Norwegian facility and products have been receiving acclaimed attention through the exposure of supplying the World Cup.

         The Brazilian Joint Venture, which requires no initial capital investment by the Company, will provide additional growth during fiscal year 1999 through construction of the manufacturing facility and development of the work force under the management guidance of the Company.

         The investment and efforts made during fiscal 1998 are expected to produce results long anticipated by the Company.

         The Company has undertaken a comprehensive Year 2000 compliance program. This program addresses the Company's products they sell as well as the Customer Service and Technical support functions. The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. During fiscal year 1998 the Company made investments in capital expenditures of $716,000. These expenditures represent $360,000 of manufacturing equipment, and $345,000 of hardware and software programs. The equipment, hardware and software purchased has been tested for year 2000 compliance. The new hardware and software will be expanded to its Norwegian operations in fiscal year 1999. The Company is currently utilizing both internal and external resources to identify, correct or reprogram, and test any other systems it has for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by June 1999, allowing adequate time for testing. The Company is working to establish procedures to inventory all of its automated computer based systems, develop a team to implement a plan for year 2000 conversion, confirm with the manufacturers of equipment, computer and software that its systems will function properly in the year 2000 and contact vendors and customers to request an update of their Year 2000 preparations. As the Company currently does not have a contingency plan, the team will help the Company implement such plan to counteract any problems which may arise due the year 2000 conversion. The Company will keep its customers, shareholders, vendors and employees fully informed of year 2000 initiatives throughout fiscal year 1999. The Company has already received assurance from its banking institution of its initiatives in place for year 2000 compliance. Management does not expect the efforts underway in fiscal year 1999 to have a material effect on its financial position or results of operations. The Company does not expect these efforts to exceed $100,000.

         .

NEW ACCOUNTING STANDARDS

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:
         Interest rates,and
         Foreign exchange rates.

Interest Rates:
         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment and debt portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers. A portion of the debt portfolio has fluctuating interest rates which change with changes in the market. Information about the Company's investment portfolio is set forth in Footnote 1 of Item 14(a) of the Form 10-k.

Foreign Currency Risk
         International operations constitute 10% of fiscal year 1998 Company sales. The majority of the Company's sales are denominated in U.S. dollars, thereby limiting the Company's risk to changes in foreign currency rates. The Norwegian subsidiary's sales are denominated in Norwegian kroner. As currency exchange rates change, translation of the income statements of the Norway operations into U.S. dollars affects year-over-year comparability of operating results. Sales which are subject to these foreign currency fluctuations are approximately 10% of the Company's sales. The net assets of the subsidiary are approximately 14% of the Company's net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost. Information about the Company's foreign currency translation policy is set forth in Footnote 1 of Item 14(a)(1) of this Form 10-K.


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

                               EXECUTIVE OFFICERS

         The following list and narrative sets forth the name and age of each present executive officer of the Company, all positions held by the person with the Company, the year in which the person first became an officer, and the principal occupations of each person named since 1988.

NAME                        AGE  OFFICE HELD WITH COMPANY                                     SINCE
----                        ---  ------------------------                                     -----
Arthur J. Stouffs            54  Vice President, Culinary Sales.                              1990

Stanislas Vilgrain           39  President and Chief Executive Officer                        1994

Carl M. Youngman             56  Treasurer                                                    1996

Leara L. Dory                37  Secretary and Vice President of Finance                      1996

Michael McCloud              35  Vice President of  Sales and Marketing                       1997

Robert Murphy                35  Vice President and Chief Financial Officer                   1998

         Mr. Stouffs has served in the capacity of Vice President of Culinary Sales since 1990, and was appointed an officer of the Company in 1994. Previously Mr. Stouffs held various positions in the Company's former Bakery Division including Director of Operations and Director of Sales - National Accounts from 1980 through 1990. Effective April 1998 Mr. Stouffs position as Vice President, Culinary Sales was terminated. Mr. Stouffs was employed with the Company for over twenty years and received a three year guaranteed severance package in the amount of $322,000. The amounts are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of the end of fiscal year 1998.

         Mr. Vilgrain was appointed President and Chief Executive Officer in October 1993, having served as President and Chief Operating Officer since June 1991 and as a director since 1991. He served as President of the Vie de France Culinary Division from July 1987 to June 1991. Previously, he was employed by Vie de France Corporation as Director of Staff Operations from August 1986 through June 1987. He was Manager of the Vie de France Corporation's San Francisco bakery from January 1986 through August 1986, after having served as Assistant Manager of the Denver bakery from July 1984 through December 1985. Prior to joining Vie de France Corporation, he was Assistant to the Director of Research & Development for the Bakery Division of Grands Moulins de Paris from June 1983 to July 1984, and was Regional Manager of Operations and Sales from July 1982 through May 1983 for O.F.U.P., a publication distributor in Paris, France.

         Mr. Youngman was appointed Acting Chief Financial Officer in February 1996 and Treasurer in October 1996. Mr. Youngman has over twenty five years of experience in executive-level positions. During this period he has been an executive in over twenty companies and an advisor to over fifty other companies. From 1993 to the present, Mr. Youngman has been senior partner of Youngman and Charm, a professional firm which specializes in corporate renewal and corporate finance. Mr. Youngman hold a BS degree in Electrical Engineering from Worcester Polytechnic Institute and a Master's Degree from Harvard Business School. He is a member of the

Audit, Stock Option and Compensation Committees. Mr. Youngman was replaced by Mr. Murphy as Chief Financial Officer in November 1997.

         Mrs. Dory was appointed to the position of Controller and Secretary in February 1996. Subsequent to the end of fiscal year 1997, Mrs. Dory was promoted to the position of Vice President of Finance. Mrs. Dory also remains the Secretary for the Company. She came to the Company in November 1995 as the Controller. Prior to joining the Company, Mrs. Dory was a Controller/Director of Finance for Thomas Enterprises and Assistant Controller for Telecommunications Technique Corporation from 1989 through 1995. Mrs. Dory has over 13 years of experience in the manufacturing industry. Mrs. Dory is a Certified Public Accountant and holds a BS degree in Accounting.

         Mr. McCloud was appointed to the position of Vice President of Sales and Marketing in March 1997. He came to the Company in October 1996. Prior to joining the Company, Mr. McCloud was Vice President of Sales for Edwards Baking Company since July 1994. He previously served as Edwards' Vice President of Marketing, and as that Company's Director of Marketing. Before joining Edwards, Mr. McCloud was Director of Marketing for Borden, Inc.'s snacks and international consumer products division. He has also held sales and marketing positions with units of Coca-Cola, USA and Proctor & Gamble. Mr. McCloud holds a BS degree in Management.

         Mr. Murphy joined the Company in November 1997 and was appointed Vice President and Chief Financial Officer. Mr Murphy has 19 years of food experience, 14 of which are in the manufacturing sector. Prior to joining the Company, Mr. Murphy was the Senior Director of Acquisitions and Integration for Edwards Baking Company. He also held the positions of Operations Controller and Manager of Financial Systems and Development. Prior to Edwards, Mr. Murphy was a Controller with Bunge Foods working in the Bakery and Dairy Industrial Ingredient Divisions. Mr. Murphy started his finance career with a multi-unit Burger King Franchisee and also spent five years in food retail operation with the Grand Union Company. Mr Murphy has a BS degree in Accounting.


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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a) Index to Financial Statements

                                                                          Page
                                                                          ----
    (1)  Financial Statements:

         Report of Independent Accountants.........................................................................
              KPMG Peat Marwick LLP................................................................................  F-1

         Consolidated Balance Sheets - June 27, 1998 and June 28, 1997.............................................  F-2

         Consolidated Statements of Operations - Fiscal Years Ended
              June 27, 1998, June 28, 1997, and June 29, 1996......................................................  F-3

         Consolidated Statements of Changes in Stockholders' Equity - Fiscal
              Years Ended June 27, 1998, June 28, 1997, and June 29, 1996..........................................  F-4

         Consolidated Statements of Cash Flows - Fiscal Years Ended
              June 27, 1998, June 28, 1997 and June 29, 1996.......................................................  F-5

         Notes to Consolidated Financial Statements - June 27, 1998................................................  F-6


    (2)  Financial Statement Schedule:.............................................................................

         Schedule II--Valuation and Qualifying Accounts............................................................  F-7

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


(3)      Exhibits:

                  The following exhibits are incorporated in this report by reference from identically numbered exhibits to the Company's Amendment to its Annual Report for the year ended June 27, 1992 on Form 8 dated February 26, 1993:

                  Exhibit
                    No.             Description of Exhibit
                    ---             ----------------------
                    3-A             The Certificate of Incorporation of the Company, as amended to date.

                    3-B             The By-Laws of the Company, as amended to date.

                  The following exhibits are incorporated in this report by reference from an identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended June 29, 1991:

                  10.46             The Company's Proxy Statement for a Special Meeting of Stockholders, dated June 7,
                                        1991, together with a conformed copy of the Asset Purchase Agreement between
                                        Cuisine Solutions, Inc.and Vie de France Bakery Yamazaki, Inc. dated May 7, 1991.

                  The following exhibits are incorporated in this report by reference from the Company's two Registration Statements on Form S-8, dated April 5, 1993:

                  10.52             The Company's 1986 Stock Option Plan, as amended.

                  10.53             The Company's 1992 Stock Option Plan.

                  10.54             The Company's Proxy Statement for a Special Meeting of Stockholders, dated April
                                        28, 1994, together with a conformed copy of the Asset Purchase Agreement between Cuisine Solutions, Inc. and Vie de France Bakery Yamazaki, Inc. dated
                                        March 4, 1994.

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


                  10.57             Officer Loan document, between Company and officer dated February 6, 1998 in the amount of $420,000, along with the deed to secure debt.

                  23.1              Consent of Independent Accountants.

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

                                         CUISINE SOLUTIONS, INC.
                                         (Registrant)


                                         By: /s/ Stanislas Vilgrain
                                             ----------------------
                                         Stanislas Vilgrain
                                         President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



              Signature                                      Title                                    Date
-----------------------------------          ------------------------------------            -------------------------
      /s/ Jean-Louis Vilgrain                Chairman of the Board                           September 25, 1998
-----------------------------------                                                          -------------------------
      Jean-Louis Vilgrain

      /s/ Stanislas Vilgrain                 President,                                      September 25, 1998
-----------------------------------          Chief Executive Officer                         -------------------------
      Stanislas Vilgrain

      /s/ Carl Youngman                      Director                                        September 25, 1998
-----------------------------------          Treasurer                                       -------------------------
      Carl M. Youngman

      /s/ Bruno Goussault                    Director                                        September 25, 1998
-----------------------------------                                                          -------------------------
      Bruno Goussault

      /s/ Alexandre Vilgrain                 Director                                        September 25, 1998
-----------------------------------                                                          -------------------------
      Alexandre Vilgrain

      /s/ Charles McGettigan                 Director                                        September 25, 1998
-----------------------------------                                                          -------------------------
      George Nadaff

      /s/ James Hackney                      Director                                        September 25, 1998
-----------------------------------                                                          -------------------------
      James Hackney

      /s/ Michael McCloud                    Executive Vice President                        September 25, 1998
-----------------------------------                                                          -------------------------
      Michael McCloud

      /s/ Robert Murphy                      Vice President &                                September 25, 1998
-----------------------------------          Chief Financial Officer                         -------------------------
      Robert Murphy                          (Principal Financial and Accounting Official)

      /s/ Leara Dory                         Vice President of Finance & Secretary           September 25, 1998
-----------------------------------                                                          -------------------------
      Leara Dory

                          Independent Auditors' Report

The Board of Directors and Stockholders

CUISINE SOLUTIONS, INC.:

         We have audited the accompanying consolidated balance sheets of Cuisine Solutions, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years then ended. In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule for the three years ended June 27, 1998, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc., and subsidiaries as of June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years ended June 27, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As discussed in Note 1 to the consolidated financial statements, effective June 25, 1995, the Company changed its accounting method for certain inventory costs.



                                               KPMG PEAT MARWICK LLP


                                               Washington, D.C.
                                               September 4, 1998

                            CUISINE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           -----------------------------------------------------
                                                                                  June 27,                     June 28,
                                                                                    1998                         1997
                                                                            -----------------------     ------------------------
ASSETS
Current Assets
 Cash and cash equivalents (including restricted cash
  of $0 and $143,000, respectively)                                                    $    681,000                 $    353,000
 Investments, current (including restricted investments of $645,000
   and $0, respectively)                                                                    929,000                    1,098,000
 Accounts receivable, trade                                                               2,986,000                    2,357,000
 Inventory                                                                                2,385,000                    1,999,000
 Prepaid expenses                                                                           560,000                      330,000
 Current portion of notes receivable, related party                                          41,000                      603,000
 Income tax receivable                                                                    1,062,000                      753,000
 Other current assets                                                                       365,000                      374,000
                                                                            -----------------------     ------------------------
 TOTAL CURRENT ASSETS                                                                     9,009,000                    7,867,000

Investments, noncurrent                                                                  10,600,000                   10,217,000
Land held for sale                                                                          730,000                        -
Fixed assets, net                                                                         3,534,000                    4,269,000
Note receivable, officer and related party, including accrued interest,
 less current portion                                                                       462,000                       56,000
Other assets                                                                                624,000                      303,000
                                                                            =======================     ========================
 TOTAL ASSETS                                                                          $ 24,959,000                 $ 22,712,000
                                                                            =======================     ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt                                                     $  1,399,000                 $    807,000
 Accounts payable and accrued expenses                                                    1,549,000                    1,195,000
 Accrued payroll and related liabilities                                                    788,000                      631,000
 Accrued store closings                                                                      72,000                       72,000
 Other accrued taxes                                                                         23,000                      114,000
                                                                            -----------------------     ------------------------
 Total current liabilities                                                                3,831,000                    2,819,000

Long-term debt, less current portion                                                      1,625,000                    1,768,000
                                                                            -----------------------     ------------------------
 Total liabilities                                                                        5,456,000                    4,587,000
                                                                            -----------------------     ------------------------
Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares
  authorized, 14,078,620 shares issued and
  13,822,543 shares outstanding                                                             141,000                      141,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
  none issued                                                                                 -                            -
 Additional paid-in capital                                                              21,352,000                   21,352,000
 Retained earnings (accumulated deficit)                                                   (674,000)                   2,323,000
 Unrealized gains on debt and equity investments                                            106,000                       11,000
 Cumulative translation adjustment                                                           18,000                       13,000
 Note receivable from majority shareholder, including
 accrued interest                                                                              -                      (4,275,000)
 Treasury stock, at cost (256,077 shares)                                                (1,440,000)                  (1,440,000)
                                                                            -----------------------     ------------------------
  Total stockholders' equity                                                             19,503,000                   18,125,000
                                                                            -----------------------     ------------------------
Commitments and contingencies
                                                                            =======================     ========================
  Total liabilities and stockholders' equity                                           $ 24,959,000                 $ 22,712,000
                                                                            =======================     ========================

See accompanying notes to consolidated financial statements.

                            Cuisine Solutions, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   Year Ended
                                                                            ------------------------------------------------------
                                                                              June 27,           June 28,              June 29,
                                                                                1998               1997                  1996
                                                                            -----------        -----------            -----------
NET SALES                                                                   $14,007,000        $13,987,000            $16,078,000

COST OF GOODS SOLD                                                           11,558,000         12,015,000             14,084,000
                                                                            -----------        -----------            -----------
  GROSS MARGIN                                                                2,449,000          1,972,000              1,994,000

SELLING AND ADMINISTRATION                                                    6,597,000          4,257,000              3,748,000
DEPRECIATION AND AMORTIZATION                                                   136,000            110,000                107,000
OTHER OPERATING INCOME                                                          (15,000)           (29,000)                (8,000)
LOSS ON EQUITY METHOD INVESTMENT                                                   -                  -                 1,500,000
                                                                            -----------        -----------            -----------
  LOSS FROM OPERATIONS                                                       (4,269,000)        (2,366,000)            (3,353,000)
                                                                            -----------        -----------            -----------
NONOPERATING INCOME (EXPENSE)
  INVESTMENT INCOME                                                             955,000          1,093,000              1,234,000
  INTEREST EXPENSE                                                             (110,000)          (105,000)              (229,000)
  OTHER INCOME (EXPENSE)                                                         (7,000)             5,000                 14,000
                                                                            -----------        -----------            -----------
    TOTAL NONOPERATING INCOME                                                   838,000            993,000              1,019,000
                                                                            -----------        -----------            -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES, DISCONTINUED OPERATIONS, AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                                              (3,431,000)        (1,373,000)            (2,334,000)
PROVISION FOR INCOME TAX BENEFIT                                                310,000            439,000                110,000
                                                                            -----------        -----------            -----------
LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS
 AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
 NET OF TAXES                                                                (3,121,000)          (934,000)            (2,224,000)


GAIN FROM SALE OF DISCONTINUED OPERATIONS, NET OF TAXES                            -               468,000                313,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES                  -                 -                    197,000

                                                                            -----------        -----------            -----------
NET LOSS                                                                    $(3,121,000)       $  (466,000)           $(1,714,000)
                                                                            ===========        ===========            ===========
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:
 CONTINUING OPERATIONS,BEFORE DISCONTINUED OPERATIONS
  AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAXES                                                   $     (0.23)       $     (0.07)           $     (0.16)
 DISCONTINUED OPERATIONS                                                          -                   0.03                   0.02
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                              -                  -                       0.01
                                                                            -----------        -----------            -----------
NET LOSS PER COMMON SHARE                                                   $     (0.23)       $     (0.04)           $     (0.13)
                                                                            ===========        ===========            ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                          13,822,543         13,822,543             13,797,492
                                                                            ===========        ===========            ===========



See accompanying notes to consolidated financial statements.

                             CUISINE SOLUTIONS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                             Retained                       Unrealized Gains
                                                             Additional      Earnings         Cumulative    (Losses) on Debt
                                             Common           Paid-In      (Accumulated      Translation      and Equity
                                              Stock           Capital         Deficit)        Adjustment      Investments
                                           ------------     -----------    ------------     ------------     ------------
 BALANCE, JUNE 24, 1995                         140,000      21,269,000       4,503,000            9,000             -
   STOCK OPTIONS EXERCISED                        1,000          83,000            -                -                -
   1996 NET LOSS                                   -               -         (1,714,000)            -                -
   UNREALIZED LOSSES ON DEBT AND
     EQUITY INVESTMENTS                            -               -               -                -            (110,000)
   TRANSLATION ADJUSTMENT                          -               -               -              41,000             -
                                           ------------     -----------    ------------     ------------     ------------
 BALANCE, JUNE 29,1996                          141,000      21,352,000       2,789,000           50,000         (110,000)

   1997 NET LOSS                                   -               -           (466,000)            -                -
   UNREALIZED GAINS ON DEBT AND
     EQUITY INVESTMENTS                            -               -               -                -             121,000
   TRANSLATION ADJUSTMENT                          -               -               -             (37,000)            -
    LOAN TO MAJORITY SHAREHOLDER,
         INCLUDING ACCRUED INTERESTS               -               -               -                -                -
                                           ------------     -----------    ------------     ------------     ------------
BALANCE, JUNE 28,1997                      $    141,000    $ 21,352,000    $  2,323,000     $     13,000     $     11,000

   1998 NET LOSS                                   -               -         (3,121,000)            -                -
   UNREALIZED GAINS ON DEBT AND
     EQUITY INVESTMENTS                            -               -               -                -              95,000
   TRANSLATION ADJUSTMENT                          -               -               -               5,000             -
    REPAYMENT OF LOAN TO MAJORITY
       SHAREHOLDER  INCLUDING
        ACCRUED INTERESTS, NET                     -               -            124,000             -                -
                                           ------------     -----------    ------------     ------------     ------------
BALANCE, JUNE 27,1998                      $    141,000     $ 21,352,000   $   (674,000)    $     18,000     $    106,000
                                           ============     ============   ============     ============     ============

                                                             Note Receivable
                                                              From Majority
                                                               Shareholder,            Total
                                           Treasury            Including            Stockholders'
                                             Stock           Accrued Interest          Equity
                                           ------------      ----------------        ------------
 BALANCE, JUNE 24, 1995                      (1,440,000)               -             24,481,000
   STOCK OPTIONS EXERCISED                         -                   -                 84,000
   1996 NET LOSS                                   -                   -             (1,714,000)
   UNREALIZED LOSSES ON DEBT AND
     EQUITY INVESTMENTS                            -                   -               (110,000)
   TRANSLATION ADJUSTMENT                          -                   -                 41,000
                                           ------------      ----------------        ------------
 BALANCE, JUNE 29,1996                       (1,440,000)               -             22,782,000

   1997 NET LOSS                                   -                   -               (466,000)
   UNREALIZED GAINS ON DEBT AND
     EQUITY INVESTMENTS                            -                   -                121,000
   TRANSLATION ADJUSTMENT                          -                   -                (37,000)
    LOAN TO MAJORITY SHAREHOLDER,
         INCLUDING ACCRUED INTERESTS               -             (4,275,000)         (4,275,000)
                                           ------------      ----------------      ------------
BALANCE, JUNE 28,1997                      $ (1,440,000)     $   (4,275,000)       $ 18,125,000


   1998 NET LOSS                                   -                   -             (3,121,000)
   UNREALIZED GAINS ON DEBT AND
     EQUITY INVESTMENTS                            -                   -                 95,000
   TRANSLATION ADJUSTMENT                          -                   -                  5,000
    REPAYMENT OF LOAN TO MAJORITY
       SHAREHOLDER  INCLUDING
        ACCRUED INTERESTS, NET                     -              4,275,000           4,399,000
                                           ------------      ----------------      ------------
BALANCE, JUNE 27,1998                      $ (1,440,000)     $         -           $ 19,503,000
                                           ============      ================      ============



See accompanying notes to consolidated financial statements.

   CUISINE SOLUTIONS, INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Year Ended
                                                                                    ----------------------------------------------
                                                                                      June 27,        June 28,          June 29,
                                                                                        1998            1997              1996
                                                                                    -----------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $(3,121,000)    $   (466,000)     $ (1,714,000)
Adjustments to reconcile net loss to
 net cash (used) provided by operating activities
  Gain from sale of discontinued operations                                                -            (161,000)         (176,000)
  Loss on equity method investment                                                         -                -            1,500,000
  Depreciation and amortization                                                       1,058,000        1,249,000         1,194,000
  Gain on disposal of fixed assets                                                         -              10,000              -
  Change in cumulative translation adjustment                                             5,000          (37,000)           41,000
  Cumulative effect of change in accounting principle, net                                 -                -             (197,000)
  Income tax benefit                                                                   (310,000)            -             (110,000)
Changes in assets and liabilities, net of
  effects of discontinued operations and non-cash transactions:
   (Increase) decrease in accounts receivable trade, net                               (629,000)        (981,000)          160,000
   (Increase) decrease in inventory                                                    (386,000)          91,000           537,000
   Increase in prepaid expenses                                                        (230,000)        (193,000)          (18,000)
   Decrease (increase) in notes receivable, related party                               156,000         (305,000)         (120,000)
   Decrease (increase) in income tax receivable                                           1,000         (753,000)             -
   (Increase) decrease in other assets                                                   (4,000)         (41,000)          317,000
   Increase (decrease) in accounts payable
     and accrued expenses                                                               354,000          273,000          (366,000)
   Increase in accrued payroll and related liabilities                                  157,000           87,000            59,000
   Decrease in accrued store closing costs                                                 -             (64,000)          (12,000)
   Decrease in other accrued taxes                                                      (91,000)         (17,000)             -
                                                                                    -----------     ------------      ------------
 Net cash (used) provided by operating activities                                    (3,040,000)      (1,308,000)        1,095,000
                                                                                    -----------     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of investments                                                                  9,305,000       10,660,000        13,600,000
 Purchase of investments                                                             (9,424,000)     (13,598,000)      (11,044,000)
 Investments in common stock                                                               -                -           (1,000,000)
 Notes receivable (issued) paid by majority shareholder                               4,399,000       (2,441,000)             -
 Proceeds on disposal of fixed assets                                                      -               1,000             3,000
 Capital expenditures                                                                  (716,000)        (413,000)         (509,000)
                                                                                    -----------     ------------      ------------
 Net cash (used) provided by investing activities                                     3,564,000       (5,791,000)        1,050,000
                                                                                    -----------     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Additions to debt                                                                      115,000          744,000              -
 Reductions of debt                                                                    (311,000)        (154,000)         (681,000)
 Proceeds from issuance of stock                                                           -                -               84,000
                                                                                    -----------     ------------      ------------
  Net cash (used) provided by financing activities                                     (196,000)         590,000          (597,000)
                                                                                    -----------     ------------      ------------

Net increase (decrease) in cash and cash equivalents                                    328,000       (6,509,000)        1,548,000
Cash and cash equivalents, beginning of period                                          353,000        6,862,000         5,314,000
                                                                                    -----------     ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   681,000     $    353,000      $  6,862,000
                                                                                    ===========     ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                                         $   123,000     $    131,000      $    241,000
   Income taxes, net                                                                $      -        $       -         $       -
                                                                                    ===========     ============      ============

Non-cash activities:
Land purchased under short term note                                                $   645,000     $       -         $       -
Unrealized income (losses) on debt and equity investments                           $    95,000     $    121,000      $   (110,000)
                                                                                    ===========     ============      ============

See accompanying notes to consolidated financial statements

                             CUISINE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         The Company develops, produces and markets chef-created fully cooked, fully prepared entrees and sauces for the banquet, transportation, restaurant and home meal replacement industries.

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

PRINCIPLES OF CONSOLIDATION

         The financial statements include the consolidated accounts of Cuisine Solutions, Inc. and its subsidiaries (collectively "the Company"). All significant interCompany transactions have been eliminated in the financial statements.

FISCAL YEAR

         The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. Fiscal years 1998 and 1997 contain 52 weeks and 1996 contained 53 weeks.

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


CASH AND CASH EQUIVALENTS

         Cash equivalents consist of highly liquid investments with original maturities of three months or less.

INVESTMENTS

         Investment securities consist of U.S. Treasury, mortgage-backed instruments, corporate debt and equity securities. The Company has classified its investments as "available-for-sale." Securities classified as available for sale include securities which could be sold in response to changes in interest rates or for general liquidity needs. Such securities are carried at estimated fair value with unrealized gains or losses recorded as a separate component of equity.

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

         Inventory consisted of:

                                                                     JUNE 27,                            JUNE 28,
                                                                      1998                                 1997
                                                            --------------------------          ---------------------------
Raw material                                                         $        637,000                     $        413,000
Frozen product & other finished goods                                       1,742,000                            1,438,000
Packaging                                                                     267,000                              246,000
                                                            --------------------------          ---------------------------
                                                                            2,646,000                            2,097,000
Less obsolescence reserve                                                    (261,000)                             (98,000)
                                                            --------------------------          ---------------------------

                                                                     $      2,385,000                     $      1,999,000
                                                            ==========================          ===========================



FIXED ASSETS

         Machinery, equipment, furniture and fixtures are depreciated using the straight-line method over estimated useful lives which range from two to eight years. Leasehold improvements are amortized using the straight-line method over the shorter of terms of the leases which range from four to twenty years, or the estimated useful life of the improvement.

         Expenditures for maintenance and repairs are charged to expense, and significant improvements are capitalized. For continuing operations, maintenance and repairs charged to expense approximated $217,000 in 1998, $352,000 in 1997 and $381,000 in 1996.

         The components of fixed assets were as follows:

                                                                     JUNE 27,                       JUNE 28,
                                                                      1998                            1997
                                                            --------------------------        ---------------------
Machinery & equipment                                                 $     6,319,000                   $5,938,000
Furniture & fixtures                                                          170,000                      166,000
Leasehold improvements                                                      2,215,000                    2,213,000

Building under capital lease                                      1,518,000           1,583,000
Construction in progress                                             30,000              63,000
                                                               -------------       -------------
                                                                 10,252,000           9,963,000
Less accumulated depreciation and amortization                   (6,718,000)         (5,694,000)
                                                               -------------       -------------
                                                               $  3,534,000         $ 4,269,000
                                                               =============       =============


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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement 121"), on June 30, 1996 (fiscal year 1997). Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

ACCOUNTING  FOR  STOCK-BASED COMPENSATION

         Prior to June 30, 1996, the Company accounted for is stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On June 30, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure of the provisions of Statement 123 (see note 7). In addition, in accordance with Statement 123, the Company applies fair value as the measurement basis for transactions in which equity instruments are issued to non-employees.

EARNINGS PER SHARE

         Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128") became effective for the year ended June 27, 1998, and required restatement of previously reported earnings per share data. Statement 128 provides for the calculation of basic and diluted earnings per share.

         Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share also includes common equivalent shares outstanding during the period. The Company's common equivalent shares consist of stock options.

FOREIGN CURRENCY TRANSLATION

         The statements of operations of the Company's Norwegian subsidiary (the "Subsidiary") have been translated to U.S. dollars using the average currency exchange rates in effect during the year. The Subsidiary's balance sheet has been translated using the currency exchange rate as of the end of the fiscal year. The impact of currency exchange rate changes on the translation of the Subsidiary's balance sheet is charged directly to stockholders' equity.

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of the statements during fiscal year 1999. The Company believes that the disclosure of comprehensive income in accordance with the provisions of Statement 130 will impact the manner of presentation of its financial statements, as currently and previously reported earnings include amounts from cumulative translation adjustments and unrealized gains and losses on debt and equity instruments.

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

NOTE 2 - INVESTMENTS

         The Company's investments are classified as available-for-sale. These securities are carried at estimated fair value and unrealized gains and losses are reported as a separate component of stockholders' equity.

         The following is a summary of the Company's investments at June 27, 1998:

                                                                                                                  ESTIMATED
                                                                                   UNREALIZED                       FAIR
                                                           COST              GAINS            LOSSES                VALUE
                                                           ----              -----            ------                -----
U.S. Government and agencies
                      Current                          $    500,000       $       -          $       -           $    500,000
                      Non-current                         7,020,000          86,000                  -              7,106,000
Corporate debt
                      Current                               448,000               -            (19,000)               429,000
                      Non-current                         3,455,000          39,000                  -              3,494,000
                                                  ---------------------------------------------------------------------------
                      Total investments                $ 11,423,000       $ 125,000          $ (19,000)          $ 11,529,000
                                                  ===========================================================================

         The following is a summary of the Company's investments at June 28, 1997:


                                                                                                                  ESTIMATED
                                                                                   UNREALIZED                       FAIR
                                                           COST              GAINS            LOSSES                VALUE
                                                           ----              -----            ------                -----
U.S. Government and agencies
                      Current                          $    978,000        $ 14,000        $         -           $    992,000
                      Non-current                         6,993,000          20,000                  -              7,013,000
Corporate debt
                      Current                               109,000               -             (3,000)               106,000
                      Non-current                         3,224,000               -            (20,000)             3,204,000
                                                  ----------------------------------------------------------------------------
                      Total investments                $ 11,304,000        $ 34,000        $   (23,000)          $ 11,315,000
                                                  ============================================================================

         During fiscal year 1998, 1997 and 1996 the Company realized gross gains on sale of investments of $286,000, $4,000 and $1,000, respectively. In addition, the Company realized gross losses on sale of investments of $260,000, $74,000 and $35,000 during fiscal year 1998, 1997 and 1996, respectively.

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

NOTE 3 - INCOME TAXES

         The composition of the provision for income tax benefit attributable to continuing operations was:

                                                                     June 27,             June 28,             June 29,
Current:                                                                 1998                 1997                 1996
                                                                         ----                 ----                 ----
      Federal                                                      $ (310,000)          $ (439,000)                   $
      State                                                                 -                    -                    -
                                                                --------------------------------------------------------
                                                                     (310,000)            (439,000)                   -
                                                                --------------------------------------------------------
Deferred:
      Federal                                                               -                    -             (110,000)
      State                                                                 -                    -                    -
                                                                --------------------------------------------------------
                                                                            -                    -             (110,000)
                                                                --------------------------------------------------------
Total current provision for income tax benefit,
      continuing operations                                        $ (310,000)          $ (439,000)          $ (110,000)
                                                                ========================================================

         The benefit for income taxes for fiscal years 1998, 1997 and 1996 has been presented in the consolidated statements of income as continuing operations, discontinued operations and cumulative effect of change in accounting principle as follows:

                                                                     June 27,             June 28,             June 29,
Tax provision allocated to:                                              1998                 1997                 1996
                                                                         ----                 ----                 ----
Continuing operations                                              $ (310,000)          $ (439,000)          $ (110,000)
Discontinued operations                                                     -             (314,000)            (335,000)
Cumulative effect of change in accounting principle                        -                    -               110,000
                                                                --------------------------------------------------------
Total provision for income tax (benefit) expense                   $ (310,000)          $ (753,000)          $ (335,000)
                                                                ========================================================

         The differences between amounts computed by applying the statutory federal income tax rates to income from continuing operations and the total income tax benefit applicable to continuing operations were as follows:

                                                                                   YEAR ENDED
                                                            -----------------------------------------------------------------
                                                                   JUNE 27,                JUNE 28,                 JUNE 29,
                                                                       1998                    1997                     1996
                                                            ----------------   ---------------------   ----------------------
Federal tax benefit at statutory rates                          $(1,167,000)              $(467,000)               $(793,000)
Loss from foreign operations                                         55,000                  84,000                  231,000
Period effect of  change in valuation allowance                     985,000                  (8,000)                 497,000
State income taxes, net                                            (196,000)                (54,000)                 (12,000)
Other, net                                                           13,000                   6,000                  (33,000)
                                                            -----------------------------------------------------------------
      Total                                                       $(310,000)              $(439,000)               $(110,000)
                                                            ================   =====================   ======================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at June 27, 1998 and June 28, 1997 are fully offset by a valuation allowance of approximately $2,404,000 and $1,370,000, respectively, since management has determined that the Company is not "more likely than not" able to realize the net asset.

The significant components of deferred tax assets are as follows:

                                                                                       JUNE 27,            JUNE 28,
Deferred tax assets:                                                                       1998                1997
                                                                                           ----                ----
    Net foreign operating loss carryforwards                                       $    614,000        $    609,000
    Net operating loss carryforwards                                                    872,000                   -
    Alternative miminum tax credit carryforwards                                              -             357,000
    Accrued lossed on discontinued operations                                            29,000              29,000
    Inventory adjustment                                                                151,000             186,000
    Other                                                                               735,000             242,000
                                                                                ------------------------------------
    Total deferred tax assets                                                         2,401,000           1,423,000
Less valuation allowance                                                             (2,355,000)         (1,370,000)
    Net deferred tax assets                                                              46,000              53,000
                                                                                ------------------------------------
Deferred tax liabilities:
    Property and equipment                                                               38,000              53,000
    Inventory                                                                             8,000
                                                                                ------------------------------------
    Net deferred tax liabilities                                                         46,000              53,000
                                                                                ------------------------------------
    Net deferred income tax                                                        $          -        $          -
                                                                                ------------------------------------

         The valuation allowance for deferred tax assets as of June 29, 1996 was $1,378,000. The net changes in total valuation allowance for the years ended June 27, 1998 and June 28, 1997 were an increase of $985,000 and a decrease of $8,000, respectively.

         The net foreign operating loss carryforward can only be used to offset taxable income in the country where the carryforward was generated. These operating loss carryforwards expire in varying amounts through 2008.

         At June 27, 1998 the Company has net operating loss carryforwards for federal and state income tax purposes of $2,180,000 which are available to offset future federal and state taxable income, if any, through 2013.

         Subsequent to June 27, 1998 the Company received federal income tax refunds relating to carryback of losses from fiscal years 1997, 1996 and 1995 to fiscal year 1994 in the amount of $1,050,000. Such amount is reflected as income tax receivable in the accompanying consolidated balance sheet at June 27, 1998.

NOTE 4 - DISCONTINUED OPERATIONS

         The gain from sale of discontinued operations for fiscal year 1997 relates to reversal of certain accruals related to the former Bakery and Restaurant Divisions of $154,000 due to the settlement of certain leases relating to the former restaurants and bakeries, of which $60,000 was recorded in the fourth quarter of 1997, and income tax benefits applied of $314,000, of which $110,000 was recorded in the fourth quarter of 1997. This amount was received by the Company subsequent to June 27,1998. As of June 27, 1998, accruals of approximately $72,000 are included in the accompanying consolidated balance sheet.

         The gain from sale of discontinued operations for fiscal year 1996 relates to the net effect of reversals of certain accruals related to the former Restaurant Division of $22,000, and income tax benefits of $335,000.

NOTE 5 - DEBT

         Debt, at June 27, 1998 and June 28, 1997 was as follows:

                                                                                                    1998                      1997
                                                                                               PRINCIPAL                 PRINCIPAL
LENDER                          DESCRIPTION                      MATURITY                    OUTSTANDING               OUTSTANDING
------                          -----------                      --------                    -----------               -----------
Den norske bank              Overdraft Facility          Six months, renewable            $      652,000           $       634,000
Den norske bank              Term Loan                   August 30, 2000                         146,000                   190,000
SND                          Term Loan                   February 1, 2006                        225,000                   271,000
Nationsbank                  Term Loan                   June 2, 2002                             25,000                    31,000
Nationsbank                  Term Loan                   March 31, 1999                          645,000                         -
Hjelmeland Kommune           Capital Lease               June 1, 2014                          1,331,000                 1,449,000
                                                                                      -------------------      --------------------
                                                         Total                            $    3,024,000           $     2,575,000
                                                         Less current portion                  1,399,000                   807,000
                                                                                      -------------------      --------------------
                                                         Non-current portion              $    1,625,000           $     1,768,000
                                                                                      ===================      ====================


         The Company believes that the carrying values of the amounts outstanding under the above debt instruments approximate fair value.

         Borrowings under the Den norske Bank ("DnB") Overdraft Facility are limited to a percentage of Cuisine Solutions Norway AS ("CSI Norway"), inventories and receivables, up to a maximum of $1,000,000 with a floating interest rate equal to the prevailing Norwegian overnight funds rate plus two percentage points. The Den norske Bank Overdraft Facility interest rate at June 27, 1998 and June 28, 1997 was 6.9 % and 5.90%, respectively. Borrowings of $148,000 was available at June 27, 1998.

         During fiscal year 1995, CSI Norway was not in compliance with certain of the covenants set forth by DnB. In 1996, DnB agreed to temporarily waive such covenants in exchange for certain guarantees on the part of the Company. These included a guaranty in the form of a renewable six-month stand-by letter of credit issued by the Company in the amount of $600,000, along with the subordination of a $300,000 loan from the Company to CSI Norway. During fiscal year 1997, the stand-by letter of credit was increased to $800,000. Accordingly, DnB has agreed to maintain the overdraft facility and waive its covenant requirements for as long as the stand-by letter of credit is in effect, but it has limited borrowings up to the amount of the guaranty of $800,000.

         The term loan from DnB has a stated interest rate of 5.90% and is required to be repaid through ten semi-annual payments of principal and interest beginning August 30, 1995 and ending August 30, 1999.

         Statens Narings-OgDistriktutvikiingsfond ("SND"), a governmental development agency in Norway, issued to CSI Norway, an eight-year term loan that requires the Company to continue to operate its plant facility. The loan has a variable interest rate which at June 27, 1998 and June 28, 1997 was 7.90% and 6.90%, respectively, and is required to be repaid through sixteen semi-annual payments of principal and interest beginning August 1, 1996 and ending February 1, 2006.

         CSI Norway entered into a twenty-year capital lease obligation with an initial principal amount of $1,691,000 and with quarterly payments of $49,000, including principal and interest. At the end of the lease term, ownership of the facility will transfer to CSI Norway. The Company has issued no guarantees with respect to this lease.

         During fiscal year 1997 the Company entered into a five year term loan with Nations Bank to finance the purchase of a new refrigerated truck for its US operations. The Nations Bank term loan has a stated interest rate of 8.85% and is required to be repaid through monthly payments of principal and interest beginning June 2, 1997 to June 2, 2002.

         During fiscal year 1998 the Company entered into a short term renewable loan with Nations Bank to finance the purchase of the land of $645,000 in Loudoun County, Virginia. The loan expired on June 30, 1998 and was renewed to March 31, 1999. The terms of the note require payment of monthly interest at Eurodollar rate plus

1.3% per annum only until expiration of the note. The principal amount is collateralized by one of the Company's U.S. Treasury notes in short term investments of $645,000. The treasury note bears interest at 6.25% and is held by First Union Bank. During the fourth quarter of fiscal year 1998, the Company decided to sell the land and expects a favorable result from the sale. The land is listed in non-current assets as Land held for sale.

         Debt maturities during the next five fiscal years on an aggregate basis at June 27, 1998 were as follows: 1999 - $1,399,000; 2000 - $176,000; 2001 -
$141,000; 2002 - $109,000; 2003 - $107,000 and $1,092,000 thereafter. The maturities for 1999 of $1,399,000 includes the balance of the $652,000 borrowed under the overdraft facility, $37,000 of short term portion of the DNB, $59,000 of the capital lease obligations, and $651,000 of term loans with Nationsbank at June 27, 1998.

NOTE 6 - STOCKHOLDERS' EQUITY

         The Company's capital stock is comprised of two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock option plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law. There are no shares of Class B Stock outstanding.

NOTE 7 - EMPLOYEE BENEFITS

         The Company sponsors a qualified employee savings plan under which employees who meet certain minimum age and service requirements are eligible to participate. The Company matches one-third of the first 6% of eligible employees' voluntary contributions to the plan. The Company expensed, as a component of continuing operations, $ 20,000, $12,000 and $13,000 in fiscal years 1998, 1997 and 1996, respectively, for contributions to the savings and profit sharing plan.

         In fiscal year 1994, the Company implemented a non-qualified employee savings plan under which senior management employees are eligible to participate. The Company matches one-third of the first 6% of eligible employees' voluntary contributions to the plan. The Company's matching contribution is limited to 6% of the combined contributions into both the qualified and the non-qualified plan. The Company expensed, as a component of continuing operations, $34,000, $12,000 and $13,000 for fiscal year 1998, 1997 and 1996, respectively.

         The Company expensed $42,000 and $35,000 for a separate health and retirement plan for the president of the Company in fiscal year 1998 and 1997, respectively.

         During fiscal year 1993, the Company established, upon stockholder approval, the 1992 Stock Option Plan which provides for up to 300,000 shares of the Company's Common Stock to be made available to employees at various prices as established by the Board of Directors at the date of grant. Upon the adoption of the 1992 Stock Option Plan, two previous plans, the 1986 Stock Option Plan and the 1982 Stock Option Plan, were terminated except with respect to 373,000 options issued and outstanding under these plans. During fiscal year 1996, the Company granted 82,250 options under the 1992 Stock Option Plan. The outstanding options expire through fiscal year 2006. During fiscal year 1997 the Company amended its 1992 Stock Option Plan to increase the number of shares in its plan from 300,000 to 1,300,000. During fiscal year 1997, the Company granted to employees 951,460 options under the 1992 Stock Option Plan. During fiscal year 1998 the Company amended its 1992 Stock Option Plan to increase the number of shares in its plan from 1,300,000 to 1,753,000 upon majority shareholder approval. During fiscal year 1998 the Company granted to employees 110,000 options under the 1992 Stock Option Plan. The exercise price of options granted were equal to the market price at the date of grant. The outstanding options expire through fiscal year 2008.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996 as follows:

                                          ------------------------------------------------------------------------------
                                                     June 27,                     June 28,                     June 29,
                                                         1998                         1997                         1996
                                                         ----                         ----                         ----
Expected dividend yield                                     -                            -                            -
Risk-free interest rate                                  5.1%                         6.4%                         6.3%
Expected life (in years)                                    6                            6                            6
Expected volatility                                       33%                          71%                          60%

         The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan in the financial statements. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      June 27,              June 28,                  June 29,
                                                                          1998                  1997                      1996
                                                                          ----                  ----                      ----
Net loss:
                                                As reported      $( 3,121,000)        $    (466,000)          $    (1,714,000)
                                                  Pro forma     $(  3,276,000)        $   ( 653,000)          $   ( 1,747,000)

Basic and diluted net loss per share:
                                                As reported       $     (0.23)        $       (0.04)          $         (0.13)
                                                  Pro forma       $     (0.24)        $       (0.05)          $         (0.14)

         Changes in outstanding options were as follows:

                                                                               Number of      Weighted-Average
                                                           Price Range          Options        Exercise Price
Outstanding at June 24, 1995                               $1.63-$4.00          390,000            $2.74
Options granted                                             2.38-3.13            82,250             2.87
Options exercised                                           1.63-2.38           (44,000)            1.89
Options canceled                                            1.63-4.00           (57,500)            3.44
                                                                            ------------------------------------
Outstanding at June 29, 1996                                1.63-4.00           370,750             2.76
Options granted                                                1.38             951,460             1.38
Options exercised                                               -                  -                 -
Options canceled                                            1.63-4.00           (39,500)            2.80
                                                                            ------------------------------------
Outstanding at June 28, 1997                                1.63-4.00          1.282.710            1.73
Options granted                                             1.03-1.13           110,000             1.06
Options exercised                                               -                  -                 -
Options canceled                                            1.38-4.00           (57,500)            2.98
                                                                            ------------------------------------
Outstanding at June 27, 1998                               $1.03-$4.00         1,335,210           $1.63
                                                                            ====================================

         The Board of Directors unanimously approved to revalue all stock options issued during fiscal year 1997 to the lower of the market price of $1.38 on June 26, 1997, or the value of the original issue on the date of grant. The original stock grant prices during fiscal year 1997 ranged from $1.38 to $2.13. The date of grant and vesting period was not affected by this revaluation.

         At June 27,1998, June 28, 1997 and June 29, 1996, the number of options exercisable was 662,970, 471,802 and 319,750, respectively, and the weighted-average exercise price of those options was $1.90, $2.21 and $2.59, respectively. The weighted-average remaining contractual life is 8 years.

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 27, 1998:
--------------------------------------------------------------------------------------------------
                                              Stock Options Outstanding                  Stock Options Exercisable
                                              -------------------------                  -------------------------
                                    Number                 Weighted-Average                   Number
                                    Outstanding       Remaining          Weighted-Avg      Exercisable           Weighted-Avg
RANGE OF EXERCISE PRICES            at 6/27/98      Contractual Yrs.    Exercise Price      at 6/27/98          Exercise Price
------------------------            ----------      ----------------    --------------      ----------          --------------
         $1.03 TO $1.37               110,000                  9.35     $      1.06                27,500          $      1.06

         $1.38 TO $1.50               950,960                  8.91     $      1.38               375,282          $      1.38

         $1.51 TO $2.00                92,000                  2.82     $      1.75                92,000          $      1.75

         $2.01 TO $2.50                50,250                  5.08     $      2.38                43,063          $      2.38

         $3.01 TO $3.50                78,000                  6.88     $      3.37                71,125          $      3.39

         $3.51 TO $4.00                54,000                  5.54     $      3.95                54,000          $      3.95

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 28, 1997:
--------------------------------------------------------------------------------------------------
                                             Stock Options Outstanding                   Stock Options Exercisable
                                             -------------------------                   -------------------------
                                   Number                  Weighted-Average                   Number
                                    Outstanding       Remaining          Weighted-Avg      Exercisable            Weighted-Avg
RANGE OF EXERCISE PRICES         at 6/28/97         Contractual Yrs,    Exercise Price      at 6/28/97           Exercise Price
------------------------         ----------         ----------------    --------------      ----------           --------------
         $1.38 TO $1.50              951,460                   9.90     $      1.38                87,865           $     1.38

         $1.51 TO $2.00              116,000                   3.26     $      1.77               114,500           $     1.77

         $2.01 TO $2.50               52,750                   6.01     $      2.38                44,937           $     2.38

         $3.01 TO $3.50               99,000                   7.91     $      3.34                62,750           $     3.34

         $3.51 TO $4.00               63,500                   6.55     $      3.95                61,750           $     3.95

NOTE 8 - COMMITMENTS

         The Company leases office and plant space under operating leases, which expire on various dates through 1999. Certain leases provide for escalations in rent based upon increases in the lessor's annual operating costs or the consumer price index. Future minimum lease payments under these agreements at June 28, 1997 were as follows:


Fiscal Year
       1999                           $   362,000
       2000                               309,000
       2001                               310,000
       2002                               297,000
       2003                               249,000
                             ---------------------

                                       $1,527,000
                             =====================

         Rent expense for continuing operations approximated $424,000, $414,000 and $405,000 for fiscal years 1998, 1997 and 1996, respectively.

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES

         As of June 28, 1997 the Company had outstanding $4,791,000 of notes receivable and accrued interest from its majority shareholder, FRC Corporation. As of June 27, 1998 all notes receivable from its majority shareholder, FRC were paid in full.

         In addition to these loans, the Company had one other related party loan in the amount of $41,000. Subsequent to fiscal year 1998 the loan was paid in full.

         During fiscal year 1998 the Company issued an officer loan in the amount of $375,000. The loan of $375,000 was combined with the loan this officer had outstanding in the amount of $45,000 at the end of fiscal year 1997. The revised loan amount of $420,000 bears interest of at 6.5% per annum and is payable on October 1, 2002 and is collateralized by the officer's home.
Payments on the loan will be derived from the equity proceeds from the sale of the officer's first residence, a portion of future annual bonuses to be paid to the officer by the Company as negotiated. All outstanding balances of the note, including principal and interest accrued thereon, shall become payable in full on October 1, 2002. At the end of fiscal year 1998 the officer sold his first residence and applied the net proceeds of $26,000 from the sale of the residence as payment towards the loan.

         At June 27, 1998 and June 28, 1997, the Company also has an employee loan outstanding in the amount of $68,000 and $56,000, respectively. This loan was made in two payments, $12,000 in fiscal year 1998 and $56,000 was made during fiscal year 1996 and bears no interest through April, 1997. Effective April, 1997 this loan was renewed, and interest shall accrue on the outstanding principal of the note and shall be payable at a rate of 8.5% per annum, commencing April, 2000. The note is due in full in April, 2002. The employee will pay against the principal with 50% of all future cash bonuses earned with the Company and any additional payments made by the employee, until the loan is relinquished. This loan was established as a part of the employee's employment contract.

         Subsequent to fiscal year 1998 the Company issued one officer and one employee loan in the amount of $55,000 and $85,000, respectively. The loan of $55,000 is collateralized by the officer's first residence and bears interest of 6.5% per annum. The payment of the note is payable from the net equity proceeds on the sale of the collateralized property and shall be deemed payable in full within two years from the date of the note if the property is not sooner sold. The loan of $85,000 is collateralized by the employee's home and bears interest at 6.6% per annum. The payment of the note is due and payable in full five years from the date of the loan or six months after the employee's termination whichever comes first.

         The Board of Directors agreed to pay one of its Directors a $15,000 annual fee less the amount of consulting fees paid to the member during the fiscal year for services provided on behalf of the Company's Technology Committee. The board member provides engineering consulting services to the Company through the member's own company at his normal billing rates.

         The Company receives consulting services under an agreement with Food Investors Corporation ("FIC"), which is majority owned by the Secria Europe, S.A. FRC is also owned by Secria Europe. Pursuant to the consulting agreement, FIC provides services related to management, planning, strategy development and pursing world-wide interests of the Company. This agreement is renewable by the Company annually. The amount paid by the Company to FIC in fiscal years 1998, 1997 and 1996 was $144,000 per year.

         During fiscal years 1998, 1997 and 1996, the Company had sales to related parties in the amount of $605,000, $281,000 and $144,000, respectively. During fiscal year 1998 Nouvelle Carte France a majority owned subsidiary of FRC, began purchasing all its salmon product needs from the Norwegian facility. These purchases amounted to $511,000. The remaining $94,000 comprise of sales to Delifrance Asia, a formerly owned subsidiary of FRC were derived from the Company's international sales.

         Effective April 1998 Mr. Stouffs position as Vice President, Culinary Sales was terminated. Mr. Stouffs was employed with the Company for over twenty years and received a three year guaranteed severance package in the amount of $322,000. The amounts are included in accounts payable and accrued expenses in the balance sheet as of the end of fiscal year 1998.

NOTE 10 - SALES TO MAJOR CUSTOMERS

         During fiscal year 1998, sales to hotels and other lodging customers, transportation, and other customers, represented 39.1%, 42.8% and 18.1%, respectively, of which 10.9% relate to international sales, compared to 37.2%, 41% and 21.8%, respectively, for fiscal year 1997, of which 9.4% relates to international sales and 47.5%, 29.2% and 23.3%, respectively, in fiscal year 1996 of which 3.8% relates to international sales.

         In fiscal years 1998,1997 and 1996, sales to food service distributors representing the Marriott Hotel chain amounted to 5.8%, 7.2% and 18.9% of total net sales. In fiscal years 1998, 1997 and 1996, sales to food service distributors representing the Hyatt Hotel chain amounted to 15.7%, 14.4% and 22.5% of total net sales. Sales to distributors serving the airline industry represented 37.0%, 34.4% and 29.2% of total net sales in fiscal year 1998,1997 and 1996 respectively. The loss of any of the above customers could have a significant effect on the Company's results of operations.

NOTE 11 - LITIGATION

         The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts, which it may be required to pay by reason thereof, will have a material effect on the Company's financial position or results of operations.

NOTE 12 - SUBSEQUENT EVENT

         Subsequent to June 27, 1998 the Company announced that it has signed an agreement to establish a sales and manufacturing Company in Brasilia (Brazil), as part of a joint venture with Sanoli Industria E Comerio De Alimentacao, Ltd (Sanoli). The terms of the agreement include a 39% equity position in the new Brazilian entity, Cuisine Solutions Brazil. In exchange for the equity position, Cuisine Solutions will provide global management and food manufacturing expertise, while Sanoli will provide the initial capital investment to support the Company's food manufacturing plant and operations. Cuisine Solutions will provide ongoing management advisory services under separate service contracts, minimizing any potential risk to the Company's stockholders. The new venture will enhance its worldwide manufacturing capability and provide a template for aggressive global expansion.

         The Company has been notified by NASDAQ that it no longer meets the requirement to be included in the NASDAQ National Market. The Company is seeking a temporary or permanent waiver of these requirements to maintain its inclusion. There can be no assurance that the Company will be granted such waiver by NASDAQ. In the event that the Common Stock is not included in the NASDAQ Market, there could be a material adverse change in the price and liquidity of the Common Stock.

                                                                     SCHEDULE II

                             CUISINE SOLUTIONS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                              Additions
                                                                      ------------------------
                                                     Balance at       Charged to    Charged to                           Balance
                                                      Beginning        Costs and    Other                                at End
                                                      of Period         Expenses    Accounts       Deductions            of Period
                                                      ---------       ----------    --------       ----------            ---------
Year ended June 29, 1996
  Allowance for doubtful accounts               $         5,000    $           -               $      (5,000)(1)       $        -
                                                 ==============     ============                ============             ========

  Provision for losses on unit closings                 367,000           92,000                    (172,000)(2,3)         287,000
                                                 ==============     ============                     =======             =========

  Allowance for obsolete inventory                       45,000            6,000                            -               51,000
                                                 ==============     ============                ============             =========


Year ended June 28, 1997
  Allowance for doubtful accounts               $             -    $           -               $            -          $         -
                                                 ==============     ============                ============            ==========

  Provision for losses on unit closings                 287,000                -                    (215,000)(2,3)          72,000
                                                 ==============     ============                    ========               =======

  Allowance for obsolete inventory                       51,000           47,000                            -               98,000
                                                 ==============     ============                ============               =======

Year ended June 27, 1998
  Allowance for doubtful accounts               $             -    $           -               $            -          $         -
                                                 ==============     ============                ============            ==========

  Provision for losses on unit closings                  72,000                -                            -               72,000
                                                 ==============     ============                ============            ==========

  Allowance for obsolete inventory                       98,000          163,000                            -              261,000
                                                 ==============     ============                ============            ==========


(1) Write-off of uncollectible customer accounts, net of recoveries.

(2) Lease termination costs associated with the former Restaurant Division.

(3) Recovery of reserves associated with the former Bakery Division.


37