Form 10-Q
period 1998-09-19
CUISINE SOLUTIONS INC
filed 1998-11-03
CIK 737602

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  SEPTEMBER 19, 1998
                                         -------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
                                      ------------   ----- -------------

                     Commission File Number       0-12800
                                            -------------

                            CUISINE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          52-0948383
           -------------                                      ------------
(State or other jurisdiction of            (IRS Employer Identification Number)
                          incorporation or organization)

               85 S BRAGG STREET, SUITE 600, ALEXANDRIA, VA 22312
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code)  (703) 750-9600
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                                ---      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 28, 1998.

                 COMMON STOCK 0.01 PAR VALUE             NUMBER OF SHARES
                 ---------------------------             ----------------
                   CLASS A                                    13,822,543
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

Item 2.  Earnings (Loss) Per Share

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements and SEC Staff Accounting Bulletin No. 98.

      The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the effect of all outstanding stock options for the three periods ended September 19, 1998 and September 20, 1997. The outstanding stock options have been excluded from the calculation of diluted loss per share for the three periods ended September 19, 1998 and September 20, 1997 because their effect is antidilutive. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive.

      The following table sets forth the computation of basic and diluted earnings (loss) per common share:

Three Months Ended Sept. 19, 1998 and Sept. 20, 1997:

                                                                                    SEPT. 19,     SEPT. 20,
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:                                             1998          1997
--------------------------------------------                                             ----          ----
Numerator:
Net loss                                                                            ($90,000)    ($511,000)

Denominator:
Weighted-average common shares                                                     13,822,543    13,822,543

Basic loss per share                                                                  ($0.01)       ($0.04)

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
----------------------------------------------
Numerator:
Net loss                                                                            ($90,000)    ($511,000)

Denominator:
Weighted-average common shares                                                     13,822,543    13,822,543

Diluted loss per share                                                                ($0.01)       ($0.04)

                            CUISINE SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                         -----------------------------------------
                                                                                             Sep. 19,                  June 27,
                                                                                               1998                      1998
                                                                                         --------------             --------------
ASSETS
Current Assets
  Cash and cash equivalents                                                               $  1,740,000               $    681,000
  Investments, current (including restricted investments of $645,000)                          928,000                    929,000
 Accounts receivable, trade                                                                  2,793,000                  2,986,000
 Inventory                                                                                   2,309,000                  2,385,000
 Prepaid expenses                                                                              227,000                    560,000
 Current portion of notes receivable, related party                                                  -                     41,000
 Income tax receivable                                                                               -                  1,062,000
 Other current assets                                                                          720,000                    365,000
                                                                                         --------------             --------------
   TOTAL CURRENT ASSETS                                                                      8,717,000                  9,009,000

Investments, noncurrent                                                                     10,167,000                 10,600,000
Land held for sale                                                                             730,000                    730,000
Fixed assets, net                                                                            3,394,000                  3,534,000
Note receivable, officer and related party, including accrued interest,
   less current portion                                                                        462,000                    462,000
Other assets                                                                                   611,000                    624,000
                                                                                         ==============             ==============
   TOTAL ASSETS                                                                           $ 24,081,000               $ 24,959,000
                                                                                         ==============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                                       $  1,052,000               $  1,399,000
  Accounts payable and accrued expenses                                                        873,000                  1,549,000
  Accrued payroll and related liabilities                                                      896,000                    788,000
  Accrued store closings                                                                        72,000                     72,000
  Other accrued taxes                                                                           18,000                     23,000
                                                                                         --------------             --------------
     Total Current Liabilities                                                               2,911,000                  3,831,000

Long-term debt, less current portion                                                         1,607,000                  1,625,000
                                                                                         --------------             --------------
    Total Liabilities                                                                        4,518,000                  5,456,000
                                                                                         --------------             --------------

Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,078,620  shares issued and
    13,822,543 shares outstanding                                                              141,000                    141,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                                      -                          -
 Additional paid-in capital                                                                 21,352,000                 21,352,000
 Retained earnings (accumulated deficit)                                                      (764,000)                  (674,000)
 Unrealized gains on debt and equity investments                                               452,000                    106,000
 Cumulative translation adjustment                                                            (178,000)                    18,000
 Treasury stock, at cost (256,077 shares)                                                   (1,440,000)                (1,440,000)
                                                                                         --------------             --------------
    Total Stockholders' Equity                                                              19,563,000                 19,503,000
                                                                                         --------------             --------------
Commitments and contingencies

                                                                                         ==============             ==============
  Total Liabilities And Stockholders' Equity                                              $ 24,081,000               $ 24,959,000
                                                                                         ==============             ==============

See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                      ---------------------------------------------
                                                                                      FIRST QUARTER
                                                                      ---------------------------------------------
                                                                                   TWELVE WEEKS ENDED
                                                                      ---------------------------------------------
                                                                          Sep 19,                         Sep 20,
                                                                           1998                            1997
                                                                      --------------               ----------------
Net sales-products                                                     $  4,446,000                 $    3,064,000
Service sales                                                               250,000                              -
                                                                      ---------------------------------------------
Net sales                                                                 4,696,000                      3,064,000

Cost of goods sold                                                        3,515,000                      2,654,000
                                                                      ---------------------------------------------
    Gross margin                                                          1,181,000                        410,000

Selling and administration                                                1,385,000                      1,102,000
Depreciation and amortization                                                52,000                         26,000
                                                                      ---------------------------------------------
    Loss from operations                                                   (256,000)                      (718,000)
                                                                      ---------------------------------------------

Nonoperating income (expense)
    Investment income                                                       201,000                        167,000
    Interest expense                                                        (29,000)                       (23,000)
    Other income                                                                  0                         11,000
                                                                      ---------------------------------------------
        Total nonoperating income                                           172,000                        155,000
                                                                      ---------------------------------------------

Loss from continuing operations before income
  taxes, discontinued operations, and cumulative effect of
  change in accounting principle                                            (84,000)                      (563,000)
Provision for income tax benefit (expense)                                   (6,000)                        52,000
                                                                      ---------------------------------------------

Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle,
  net of taxes                                                              (90,000)                      (511,000)


Loss from discontinued operations, net of taxes
Gain from sale of discontinued operations, net of taxes                           -                              -

                                                                      ---------------------------------------------
Net loss                                                               $    (90,000)                $     (511,000)
                                                                      =============================================

Net loss per common share:
  Continuing operations after income taxes,  before discontinued
    operations and cumulative effect of change in accounting
    principle, net of taxes                                            $      (0.01)                $        (0.04)
  Discontinued operations                                              $          -                 $            -
                                                                      ---------------------------------------------
Net loss per common share                                              $      (0.01)                $        (0.04)
                                                                      =============================================

Weighted average shares outstanding                                      13,822,543                     13,822,543
                                                                      =============================================

See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           --------------------------------
                                                                                      Year to date
                                                                                  Twelve weeks ended
                                                                                Sep. 19,        Sep. 20,
                                                                                  1998            1997
                                                                           ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $     (90,000)   $    (511,000)
Adjustments to reconcile net loss to
  net cash (used) provided by operating activities
    Depreciation and amortization                                                 254,000          227,000
    Change in cumulative translation adjustment                                  (196,000)         (47,000)
    Changes in assets and liabilities, net of
     effects of discontinued operations and non-cash transactions:
       Decrease in accounts receivable trade, net                                 193,000          462,000
       Decrease (increase) in inventory                                            76,000         (174,000)
       Decrease in prepaid expenses                                               333,000          136,000
       Decrease in notes receivable, related party                                 41,000          182,000
       Decrease (increase) in income tax receivable                             1,062,000          (51,000)
       (Increase) decrease in other assets                                       (342,000)         200,000
       Decrease in accounts payable
          and accrued expenses                                                   (676,000)        (349,000)
       Increase (decrease) in accrued payroll and related liabilities             108,000          (18,000)
       Decrease in other accrued taxes                                             (5,000)         (77,000)
                                                                           ---------------  ---------------
  Net cash provided (used) by operating activities                                758,000          (20,000)
                                                                           ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments                                                            780,000        1,246,000
   Purchase of investments                                                              -         (750,000)
   Capital expenditures                                                          (114,000)         (95,000)
                                                                           ---------------  ---------------
  Net cash provided by investing activities                                       666,000          401,000
                                                                           ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                                     -                -
  Reductions of debt                                                             (365,000)        (103,000)
                                                                           ---------------  ---------------
      Net cash used by financing activities                                      (365,000)        (103,000)
                                                                           ---------------  ---------------

      Net increase in cash and cash equivalents                                 1,059,000          278,000
      Cash and cash equivalents, beginning of period                              681,000          353,000
                                                                           ---------------  ---------------

CASH and CASH EQUIVALENTS, END OF PERIOD                                    $   1,740,000    $     631,000
                                                                           ===============  ===============

See accompanying notes to consolidated financial statements

                            Cuisine Solutions, Inc.

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

2)  Fiscal Periods

      The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters, of fiscal years 1999 and 1998 contain 12 weeks, and the third quarter contains 16 weeks.

3)    Inventory

      Inventories are valued at the lower of cost, determined by the first-in, first-out method (FIFO), or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

      Inventory consists of:

                                               Sep 19,        June 27,
                                                1998            1998
 ----------------------------------------------------------------------
 Raw materials                               $  615,000      $  637,000

 Frozen product & other finished goods        1,631,000       1,742,000

 Packing materials & supplies                   226,000         267,000
                                            ---------------------------
                                              2,254,000       2,646,000

 Less obsolescence reserve                     (163,000)       (261,000)
                                            ---------------------------

                                             $2,309,000      $2,385,000
                                            ===========================

4)    Dividends - None.

5)    Commitments and Contingencies

      The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.

6)       Transaction with Related Party

         During the first quarter of fiscal year 1999 a loan in the amount of $41,000 to a related party was paid in full.

         During the first quarter of fiscal year 1999 the Company issued loans to one officer and one employee in the amount of $55,000 and $85,000 respectively. The loan of $55,000 is collateralized by the officer's first residence and bears interest at 6.5% per annum. The note is payable from the net equity proceeds on the sale of the collateralized property and shall be deemed payable in full within two years from the date of the note if the property is not sooner sold. The loan of $85,000 is collateralized by the employee's home and bears interest at 6.6% per annum. The note is due and payable in full five years from the date of the loan or six months after the employee's termination whichever comes first.

7)       Discontinued Operations

      The Company did not recognize any income or expense related to discontinued operations during the first quarter of fiscal year 1999.

8)    New Accounting Standards

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"), and No. 129, Disclosure of Information About Capital Structure ("Statement 129"). Statement 128 was issued to simplify the computations of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. Statement 128 replaces primary and fully diluted earnings per share with basic earnings and diluted earnings per share. Statement 129 will change some of the required disclosures about capital structure. It is not expected that these statement will have a material effect on the Company's financial statements. The statements were effective for the year ended June 27, 1998.
The Company implemented Statement 128 and 129 during fiscal year 1998.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of Statement 130, during fiscal year 1999. The Company believes that the disclosure of comprehensive income in accordance with the provisions of Statement 130 will impact the manner of presentation of its financial statements because currently and previously reported earnings include amounts from cumulative translation adjustments and unrealized gains and losses on debt and equity instruments.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 applies to all public business enterprises and establishes standards for the reporting and display of financial data of operating segments in the financial statements. Statement 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The Statement is effective for the year ended June 26, 1999. The Company has implemented Statement 131 during fiscal year 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This filing contains forward-looking statements within the meaning of
Section 27A of The Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements reflect the intent, belief or current expectations of the Company and members of the management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements reflecting changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

RESULTS OF OPERATIONS

      Cuisine Solutions, Inc. reported a net loss of $90,000 for first quarter 1999 compared to a net loss of $511,000 a year ago, an improvement of 82%. Sales in first quarter 1999 increased by 53% compared to a year ago due to the increase in sales volumes in all segments of the business and the revenue derived from the Brazilian service contract.
Total first quarter sales by business segments are as follow:

                                  Q1 Fiscal 1999   Q1 Fiscal 1998   $Change  %Change

Transportation                    $  1,807,679     $  1,163,931     $    643,748     +    55.3%
Europe                                 952,462          312,234          640,228     +   205.0%
Lodging                              1,122,800        1,073,033           49,767     +     4.6%
New Business                           563,381          514,982           48,399     +     9.4%
Total Product Sales Revenue       $  4,446,322     $  3,064,180     $  1,382,140     +    45.1%

First quarter non-product revenues of $250,000 are fees for services provided to Brazil, primarily related to architectural designs for the layout of the manufacturing facility.

 Gross margins improved to 25% in the fiscal 1999 first quarter compared with 13% in the first quarter of fiscal year 1999. The gross margin improvement was due to the impact of higher volume on manufacturing fixed costs in the U.S. facility and the Norwegian facility as well as the non-product revenue from management fees.

         Operating costs for the fiscal year 1999 first quarter totaled $4,952,000, up 32% from $3,782,000 during the same quarter in fiscal 1998. Inventories increased to $2,309,000 from $2,385,000 at the end of fiscal year 1998.

         A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                              QUARTER ENDED
                                                                         ------------------------
                                                                         SEP. 19,       SEP.  20,
                                                                           1998          1997
                                                                           ----          ----
                                                                         (dollars in thousands)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   4,696    $   3,064
Gross margin percentage . . . . . . . . . . . . . . . . . . . . . . . . . .        25%          13%
Loss from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . $    (256)        (568)


The Company is continuing an ongoing project of identifying profitable product lines and developing criteria to be certain there exists a specific strategy in place for each product offered to our customer base. The criteria will include a combination of minimum order quantity and gross margin requirements without affecting customer demand.

      During fiscal year 1999, the Company is targeting three customer categories, Lodging, Transportation and New Business .The lodging segment consists of hotels, convention centers, casinos and similar facilities where meals are prepared in large volume. The transportation segment consists of airlines, railroads, cruise ships and other similar facilities. The Company has the ability and product lines to service both first class and economy sectors of the Transportation Segment. The New Business Segment currently services all retail, catalog, military, and restaurant sales. The New Business segment contains home meal replacement sales under the retail category.



TWELVE WEEKS ENDED SEPTEMBER 19, 1998 COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 20, 1997

NET SALES
         First quarter 1999 sales totaled $4,696,000, up 53% from first quarter 1998 sales of $3,064,000. Lodging sales increased $50,000, or 4.6%. Sales to transportation customers increased by $644,000, or 55.3%, while new business development sales increased $48,000, or 9.4%. Lodging sales are managed by major markets and lodging sales for these markets are as follows:


CUIS Lodging Sales by Market

                                  Q1- 1999         Q1- 1998         $Change                  %Change

Washington DC                     181,902          200,140          - 18,238                   - 9.1%
Chicago                           107,794          125,102          - 17,308                   -13.8%
South                             113,130          155,082          - 41,952                   -27.1%
Miscellaneous East                239,205          294,548           -55,343                   -18.7%
                                  -------          -------          --------                  -------
Total East                        642,031          774,872          -132,841                   -17.1%

Las Vegas                         149,175           61,624            87,552                   142.1%
Northern California               107,768           74,304            33,464                    45.0%
Miscellaneous West                223,826          162,233            61,593                    38.0%
                                  -------         --------          --------                    -----
Total West                        480,769          298,161           182,609                    61.2%

Total Lodging Sales            $1,122,800       $1,073,033           $49,768                     4.6%


Since the Company hired all three field sales employees for Lodging East within the previous six months, management anticipated sales results for Lodging East to be low and actual results higher than budget. Management will push for Lodging East to achieve the momentum achieved by Lodging West.

The Lodging Segment is a critical target market due to the potential size of this newly created market as well as the margin potential. The Company's strategy is to capitalize on the product quality, consistency, food safety and labor savings by using Cuisine Solutions pre-prepared product versus preparation from scratch. The Company is watching this segment very closely given the substantial investment made in fiscal 1998 in creating this market.

Transportation Segment

Transportation segment sales are primarily from sales to airline distributors and airline caterers. The Company produces product used in first class flights on both domestic and international airline routes. The sales level was achieved through outstanding reception of the award winning salmon produced in the Norwegian facility, chicken products produced in the USA and unique value added items such as Osso

Buco developed during fiscal 1998. Transportation sales for the first quarter were up 55.3% and management is optimistic that double-digit trends will continue for the balance of fiscal 1999.

New Business

The New Business Segment currently captures sales to retail, military, restaurants and the home meal replacement (HMR) markets and catalog sales. The 9.4% sales increase was driven by increased demand in retail sales tied to the home meal replacement market. The Company recognizes the tremendous potential retail/HMR sales and will continue to pursue opportunities in this segment through brand marketers, potential private label possibilities and in-store restaurants as the home meal replacement market begins to mature. Management believes that the quality of sous vide product is ideal for retail/HMR.

European Sales

European sales of fish packed by the Company's Norwegian plant totaled $952,000 during the first quarter of fiscal 1999, up 205% compared with $312,000 in the year-ago quarter. European sales include sales to airlines, retail and banquet markets throughout Europe. The Company will continue to capitalize on its international exposure by providing the same meals on flights to and from the U.S., monitor global taste and retail trends and applies the knowledge globally. The Company is also building retail relationships in Europe for future product sales from the Brazilian operation.

Brazil

The Company is providing management services to the Brazilian joint venture in the form of architectural designs for the construction of a plan, operations and production management advisory services to initiate production of product and administrative advisory services to develop management information and control guidelines. The services are performed under a fixed contract that calls for approximately $800,000 in services for fiscal 1999. The Company recognized management services revenues from Brazil of $250,000 in first quarter 1999 primarily related to architectural design work performed.

SELLING AND ADMINISTRATIVE EXPENSES

   A comparison of selling and general administrative costs follows:

                                                                                    QUARTER ENDED
                                                                               ----------------------
                                                                                 SEP. 19,       SEP. 20,
                                                                                   1998           1997
                                                                                   ----           ----
                                                                                (dollars in thousands)
Selling and administrative costs  . . . . . . . . . . . . . . . . . . . . .  $     1,385       $   1,102

         Selling and administrative costs as a percent of sales went from 36% in the first quarter of fiscal 1998 to 29% in fiscal 1999. The actual spending increase to $1,385,000 from $1,102,000 in same quarter of fiscal 1998. The increase resulted from sales and marketing investments at the corporate facility to as well as legal expenditures required to register and protect the Cuisine Solutions and other trademarks owned by the company globally. Management is investigating opportunities to reduce cost in Selling, General and Administration without impacting a momentum in sales increases.


DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $26,000 to $52,000 for the third quarter of fiscal year 1999, compared with $26,000 for the same period a year ago. This increase is related to the purchase of new fully integrated manufacturing hardware and software in fourth quarter of fiscal year 1998.

NONOPERATING INCOME AND EXPENSE

         Investment income consists of returns earned on funds received from the sale of the Restaurant Division.

        Interest expense relates to the borrowings relating to the Company's U.S. and Norwegian subsidiary, including the Norwegian capital lease. At September 30, 1998, the Company had borrowings of approximately $2,659,000, bearing interest at rates ranging from 5.9% to 8.5%. The majority of these borrowings of $1,990,00 were through its Norwegian subsidiary. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year. The Company's U.S. operations represent $669,000 of these borrowings of which $645,000 is associated with term loan for the Land held for sale.

PROVISION FOR TAXES

       During the first quarter of fiscal year 1999 the Company received federal income tax refunds relating to carryback losses from fiscal years 1997, 1996 and 1995 to fiscal year 1994 in the amount of $1,050,000. Such amount is reflected as income tax receivable in the accompanying consolidated balance sheet at June 27, 1998. During the first quarter of fiscal year 1999 the Company recognized $6,000 of income tax expense from continuing operations relating to final adjustments from the income tax refunds.

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

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"), and No. 129, Disclosure of Information About Capital Structure ("Statement 129"). Statement 128 was issued to simplify the computations of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. Statement 128 replaces primary and fully diluted earnings per share with basic earnings and diluted earnings per share. Statement 129 will change some of the required disclosures about capital structure. It is not expected that this statement will have a material effect on the Company's financial statements. The statements were effective for the year ended June 27, 1998. The Company implemented Statement 128 and 129 during fiscal year 1998.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of Statement 130, during the first quarter of fiscal year 1999. The Company believes that the disclosure of comprehensive income in accordance with the provisions of Statement 130 will impact the manner of presentation of its financial statements because currently and previously reported earnings include amounts from cumulative translation adjustments and unrealized gains and losses on debt and equity instruments.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement

131"). Statement 131 applies to all public business enterprises and establishes standards for the reporting and display of financial data of operating segments in the financial statements. Statement 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The Statement is effective for the year ended June 26, 1999.

IMPACT OF INFLATION AND THE ECONOMY

         Variations in labor and ingredient costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to, but generally higher than the federal minimum rates.

      The Company's sales pricing structure allows for the fluctuation of raw material prices. As a result, market price variations do not significantly affect the gross margin realized on product sales. Customer sensitivity to price changes can influence the overall sales of individual products. The Company is investigating a means of using material price fluctuations to its advantage by purchasing key items in large volumes during low spot price periods and add to the strategic advantage customers will have in using Cuisine Solutions product versus scratch prepared where scratch preparation is subject to the spot market.

      The Company's costs of its Norwegian subsidiary are denominated in Norwegian kroner. Sales of products from its Norwegian subsidiary are made in the currency of the purchasing jurisdiction and are subsequently recorded in
Norwegian kroner.   The Company does not engage in any hedging activities with respect to its exposure.

LIQUIDITY AND CAPITAL RESOURCES

      At September 19, 1998, the Company's combined total of cash and short-term investment balances was $2,668,000, compared with $1,610,000 at June 27, 1998. This increase is the direct result of the income tax refund. Additionally, the Company held investments of $10,167,000 and $10,600,000 at September 19, 1998 and June 27, 1998, respectively, with maturities greater than one year.

      Net cash provided by operations amounted to $758,000 for the first quarter of 1999, compared to cash used of $20,000 for the first quarter of 1998. Cash in the amount of $666,000 was provided by investing activities, largely due to the sale of investments at maturity. Cash in the amount of $365,000 was used by financing activities to pay short-term loans, largely related to the Norwegian operations.

      The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of September 19, 1998, $306,000 was outstanding under this overdraft facility. The subsidiary can borrow up to $800,000 under this commitment.

 FUTURE PROSPECTS

      In fiscal year 1999, the Company's strategy will involve market penetration and sales growth in both the Transportation and Banquet markets. The Lodging Segment is under close scrutiny by management due to the investment made in fiscal 1998 and ongoing investment in fiscal 1999. Management is optimistic regarding Lodging West holding its sales gains over fiscal 1998 and hopes to build similar momentum in Lodging East going into the fourth quarter of fiscal 1999. Transportation will continue its successful drive for market penetration and explore opportunities in economy class flights. New Business will continue to explore opportunities in the retail /HMR markets but will remain cautious since retailers have not claimed success in the area. Company began its joint venture with Sanoli Industri E Comercio De Alimentacao LTDA as Cuisine Solutions, Brazil. The facility will begin construction during fiscal 1999 and its expected completion will be announced at a later date. The Company's penetration into the Brazil is in line with the Company's strategy for global expansion. The Company will continue this expansion strategy and search for other strategic partners in sous vide manufacturing.

                            CUISINE SOLUTIONS, INC.

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts, which it may be required to pay by reason thereof, will have a material effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (c) Exhibits:

             Exhibit 11.1: Statement of Per Share Earnings

Item 2.  Earnings (Loss) Per Share

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements and SEC Staff Accounting Bulletin No. 98.

      The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the effect of all outstanding stock options for the three periods ended September 19, 1998 and September 20, 1997. The outstanding stock options have been excluded from the calculation of diluted loss per share for the three periods ended September 19, 1998 and September 20, 1997 because their effect is antidilutive. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive.

      The following table sets forth the computation of basic and diluted earnings (loss) per common share:

Three Months Ended Sept. 19, 1998 and Sept. 20, 1997:

                                                                                    SEPT. 19,     SEPT. 20,
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:                                             1998          1997
--------------------------------------------                                             ----          ----
Numerator:
Net loss                                                                            ($90,000)    ($511,000)

Denominator:
Weighted-average common shares                                                     13,822,543    13,822,543

Basic loss per share                                                                  ($0.01)       ($0.04)

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
----------------------------------------------
Numerator:
Net loss                                                                            ($90,000)    ($511,000)

Denominator:
Weighted-average common shares                                                     13,822,543    13,822,543

Diluted loss per share                                                                ($0.01)       ($0.04)


             Exhibit 27.1:    Financial Data Schedule (EDGAR version only)

         (d) Reports on Form 8-K

             No Reports on Form 8-K were filed during the three periods ended September 19, 1998.




         .

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                CUISINE SOLUTIONS, INC.
                                                ----------------------------

Date:   November 3, 1998                        By: /s/Stanislas Vilgrain
    -----------------------------                   ------------------------
                                                     Stanislas Vilgrain
                                                     President and CEO


                                                By:/s/Carl M. Youngman
                                                   -------------------
                                                     Carl M. Youngman
                                                     Treasurer

                                                By:/s/Michael C. McCloud
                                                   ---------------------
                                                     Michael C. McCloud
                                                     Executive Vice President

                                                By:/s/Robert  Murphy
                                                   -----------------
                                                     Robert Murphy
                                                    Vice President and
                                                    Chief Financial Officer

                                                By: /s/Leara L. Dory
                                                    ----------------
                                                     Leara L. Dory
                                                     Vice President of Finance
                                                     (Corporate Secretary)