Form 10-Q/A
period 1998-09-19
CUISINE SOLUTIONS INC
filed 1999-01-19
CIK 737602

                              FORM 10-Q AMENDMENT

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

      The Company has undertaken a comprehensive Year 2000 compliance program. This program addresses the Company's products they sell as well as the Customer Service and Technical support functions. The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. During fiscal year 1998 the Company made investments in capital expenditures of $716,000. These expenditures represent $360,000 of manufacturing equipment, and $345,000 of hardware and software programs. The equipment, hardware and software purchased have been tested for year 2000 compliance. The new hardware and software will be expanded to its Norwegian operations in fiscal year 1999. The Company is currently utilizing both internal and external resources to identify, correct or reprogram, and test any other systems it has for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by June 1999, allowing adequate time for testing. The Company has assigned a year 2000 project leader who will formulate team members to develop procedures to inventory its entire automated computer based systems and software. The Company will begin in the second quarter of fiscal year 1999 sending confirmations to its manufacturers of equipment, computer and software, vendors and customers that its systems will function properly in the year 2000. As the Company is currently working on a contingency plan, the team will help the Company implement such plans to counteract any problems that may arise due the year 2000 conversion. The Company will keep its customers, shareholders, vendors and employees fully informed of year 2000 initiatives throughout fiscal year 1999. The Company has already received assurance from its banking institutions, insurance companies and some major customers of its initiatives in place for year 2000 compliance. Management does not expect the efforts underway in fiscal year 1999 to have a material effect on its financial position or results of operations. The
Company does not expect these efforts to exceed $100,000.

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