Form 10-Q
period 1998-12-12
CUISINE SOLUTIONS INC
filed 1999-01-22
CIK 737602

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     DECEMBER 12, 1998
                                              ----------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                       --------------  ---------------

                         Commission File Number             0-12800
                                               --------------------

                             CUISINE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        52-0948383
           --------                                        ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES X   NO
         ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 26, 1999.

              COMMON STOCK 0.01 PAR VALUE               NUMBER OF SHARES
              ---------------------------               ----------------
                        CLASS A                            13,617,243
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

                             CUISINE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              ---------------------------------
                                                                                 Dec., 12            June 27,
                                                                                   1998                1998
                                                                              -------------        ------------
ASSETS
Current Assets
  Cash and cash equivalents                                                   $    918,000        $    681,000
  Investments, current                                                             912,000             929,000
  Accounts receivable, trade                                                     3,508,000           2,986,000
 Inventory                                                                       3,219,000           2,385,000
 Prepaid expenses                                                                  195,000             560,000
 Current portion of notes receivable, related party                                533,000              41,000
 Income tax receivable                                                                   -           1,062,000
 Other current assets                                                              361,000             365,000
                                                                              ------------        ------------
   TOTAL CURRENT ASSETS                                                          9,646,000           9,009,000

Investments, noncurrent                                                          9,598,000          10,600,000
Land held for sale                                                                       -             730,000
Fixed assets, net                                                                3,274,000           3,534,000
Note receivable, officer and related party, including accrued interest,
   less current portion                                                            576,000             462,000
Other assets                                                                       662,000             624,000
                                                                              ------------        ------------
   TOTAL ASSETS                                                               $ 23,756,000        $ 24,959,000
                                                                              ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                           $    269,000        $  1,399,000
  Accounts payable and accrued expenses                                          1,157,000           1,549,000
  Accrued payroll and related liabilities                                        1,043,000             788,000
  Accrued store closings                                                            72,000              72,000
  Other accrued taxes                                                               10,000              23,000
                                                                              ------------        ------------
     Total current liabilities                                                   2,551,000           3,831,000

Long-term debt, less current portion                                             1,607,000           1,625,000
                                                                              ------------        ------------
    Total liabilities                                                            4,158,000           5,456,000
                                                                              ------------        ------------
Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,078,620  shares issued and
    13,628,043 and 13,822,543 shares outstanding resepectively                     141,000             141,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                          -                   -
 Additional paid-in capital                                                     21,352,000          21,352,000
 Retained earnings (accumulated deficit)                                          (713,000)           (674,000)
ACCUMULATED OTHER COMPREHENSIVE INCOME
    UNREALIZED GAINS ON DEBT AND EQUITY INVESTMENTS                                296,000             106,000
    CUMULATIVE TRANSLATION ADJUSTMENT                                              135,000              18,000
 Treasury stock, at cost (450,577 shares)                                       (1,613,000)         (1,440,000)
                                                                              ------------        ------------
    Total stockholders' equity                                                  19,598,000          19,503,000
                                                                              ------------        ------------
Commitments and contingencies

                                                                              ------------        ------------
  Total liabilities and stockholders' equity                                  $ 23,756,000        $ 24,959,000
                                                                              ============        ============

See accompanying notes to consolidated financial statements.

                             CUISINE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                      ---------------------------------
                                                                               SECOND QUARTER
                                                                      ---------------------------------
                                                                             TWELVE WEEKS ENDED
                                                                      ---------------------------------
                                                                           Dec. 12,            Dec., 13
                                                                            1998                1997
                                                                      ----------------     ------------
NET SALES-PRODUCTS                                                        4,588,000        $  3,169,000
SERVICE SALES                                                               250,000                   -
                                                                      ---------------------------------
NET SALES                                                                 4,838,000           3,169,000

COST OF GOODS SOLD                                                        3,644,000           2,550,000
                                                                      ---------------------------------
    GROSS MARGIN                                                          1,194,000             619,000

SELLING AND ADMINISTRATION                                                1,594,000           1,321,000
DEPRECIATION AND AMORTIZATION                                                52,000              25,000
OTHER INCOME                                                               (142,000)             (1,000)
                                                                      ---------------------------------
    LOSS FROM OPERATIONS                                                   (310,000)           (726,000)
                                                                      ---------------------------------
NONOPERATING INCOME (EXPENSE)
    INVESTMENT INCOME                                                       410,000             299,000
    INTEREST EXPENSE                                                        (50,000)            (25,000)
    OTHER INCOME                                                              1,000                   0
                                                                      ---------------------------------
        TOTAL  NONOPERATING INCOME                                          361,000             274,000
                                                                      ---------------------------------


INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES                                                                      51,000            (452,000)
PROVISION FOR INCOME TAX BENEFIT                                                  -                   -
                                                                      ---------------------------------



                                                                      ---------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS NET OF TAXES                  $     51,000        $   (452,000)
                                                                      ==================================

NET LOSS PER COMMON SHARE:
  CONTINUING OPERATIONS AFTER INCOME TAXES,  BEFORE DISCONTINUED
    OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, NET OF TAXES                                            $          -        $      (0.03)
                                                                      ==================================
NET LOSS PER COMMON SHARE                                              $          -        $      (0.03)
                                                                      ==================================

WEIGHTED AVERAGE SHARES OUTSTANDING                                      13,757,710          13,822,543
                                                                      ==================================

                                                                      --------------------------------
                                                                                  YEAR TO DATE
                                                                      --------------------------------
                                                                           TWENTY FOUR WEEKS ENDED
                                                                      --------------------------------
                                                                          Dec. 12,            Dec., 13
                                                                           1998                1997
                                                                      --------------      ------------
NET SALES-PRODUCTS                                                       9,034,000        $  6,233,000
SERVICE SALES                                                              500,000                   -
                                                                      --------------------------------
NET SALES                                                                9,534,000           6,233,000

COST OF GOODS SOLD                                                       7,159,000           5,204,000
                                                                      --------------------------------
    GROSS MARGIN                                                         2,375,000           1,029,000

SELLING AND ADMINISTRATION                                               2,979,000           2,423,000
DEPRECIATION AND AMORTIZATION                                              104,000              51,000
OTHER INCOME                                                              (142,000)             (1,000)
                                                                      --------------------------------
    LOSS FROM OPERATIONS                                                  (566,000)         (1,444,000)
                                                                      --------------------------------
NONOPERATING INCOME (EXPENSE)
    INVESTMENT INCOME                                                      611,000             465,000
    INTEREST EXPENSE                                                       (79,000)            (47,000)
    OTHER INCOME                                                             1,000              11,000
                                                                      --------------------------------
        TOTAL  NONOPERATING INCOME                                         533,000             429,000
                                                                      --------------------------------


INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES                                                                    (33,000)         (1,015,000)
PROVISION FOR INCOME TAX BENEFIT                                            (6,000)             52,000
                                                                      --------------------------------



                                                                      --------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS NET OF TAXES                 $    (39,000)       $   (963,000)
                                                                      ================================

NET LOSS PER COMMON SHARE:
  CONTINUING OPERATIONS AFTER INCOME TAXES,  BEFORE DISCONTINUED
    OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, NET OF TAXES                                           $          -        $      (0.07)
                                                                      ================================
NET LOSS PER COMMON SHARE                                             $          -        $      (0.07)
                                                                      ================================

WEIGHTED AVERAGE SHARES OUTSTANDING                                     13,757,710          13,822,543
                                                                      ================================


See accompanying notes to consolidated financial statements.

                             CUISINE SOLUTIONS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                   --------------------------------
                                                                              Year to date
                                                                        Twenty four weeks ended
                                                                      Dec. 12,           Dec., 13
                                                                        1998               1997
                                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $   (39,000)       $  (963,000)
Adjustments to reconcile net loss to
  net cash used by operating activities
    Depreciation and amortization                                      412,000            553,000
    Change in cumulative translation adjustment                        117,000            225,000
    Changes in assets and liabilities, net of
     effects of non-cash transactions:
       (Increase) decrease in accounts receivable trade, net          (522,000)           228,000
       Increase  in inventory                                         (834,000)          (270,000)
       Decrease (increase) in prepaid expenses                         365,000            (59,000)
       Increase in notes receivable, related party                    (606,000)          (198,000)
       Decrease (increase) in income tax receivable                  1,062,000            (51,000)
       Increase in other assets                                        (77,000)           (25,000)
       Decrease in accounts payable
          and accrued expenses                                        (392,000)          (528,000)
      Increase in accrued payroll and related liabilities              255,000            145,000
      Decrease in other accrued taxes                                  (13,000)           (82,000)
                                                                   -----------        -----------
  Net cash used by operating activities                               (272,000)        (1,025,000)
                                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments                                               4,754,000          4,400,000
   Purchase of investments                                          (3,545,000)        (3,235,000)
   Purchase of Treasury Stock                                         (173,000)                 -
   Proceeds from sale of Land held for resale                           85,000                  -
   Capital expenditures                                               (109,000)          (428,000)
                                                                   -----------        -----------
  Net cash provided by investing activities                          1,012,000            737,000
                                                                   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                          -                  -
  Reductions of debt                                                  (503,000)          (201,000)
  Changes in notes receivable issued to majority shareholder
       including accrued interest                                            -          1,791,000
                                                                   -----------        -----------
      Net cash (used) provided by financing activities                (503,000)         1,590,000
                                                                   -----------        -----------

      Net increase in cash and cash equivalents                        237,000          1,302,000
      Cash and cash equivalents, beginning of period                   681,000            353,000
                                                                   -----------        -----------

CASH and CASH EQUIVALENTS, END OF PERIOD                           $   918,000        $ 1,655,000
                                                                   ===========        ===========


See accompanying notes to consolidated financial statements

Non cash activities:
  Land purchased under short term note                             $         -        $   645,000
  Land sold under short term note                                  $  (645,000)       $         -


                             CUISINE SOLUTIONS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                  Retained
                                                                                             Additional           Earnings
                                                                            Common             Paid-In            (Accumulated
                                                                             Stock             Capital            Deficit)
                                                                        ----------------   ----------------    -----------------
BALANCE, JUNE 28,1997                                                         $ 141,000       $ 21,352 ,000       $ 2,323,000
COMPREHENSIVE INCOME/(LOSS)
   1998 NET LOSS                                                                  -                   -            (3,121,000)
    OTHER COMPREHENSIVE INCOME
         UNREALIZED GAINS ON DEBT AND
            EQUITY INVESTMENTS                                                    -                   -                  -
         TRANSLATION ADJUSTMENT                                                   -                   -                  -

    OTHER COMPREHENSIVE INCOME

 COMPREHENSIVE INCOME/(LOSS)

    REPAYMENT OF LOAN TO MAJORITY
       SHAREHOLDER  INCLUDING
        ACCRUED INTERESTS, NET                                                    -                   -               124,000
                                                                        ----------------   ----------------  -----------------
BALANCE, JUNE 27,1998                                                         $ 141,000       $ 21,352,000         $ (674,000)
COMPREHENSIVE INCOME/(LOSS)
   1999 NET LOSS                                                                  -                   -               (39,000)
    OTHER COMPREHENSIVE INCOME
         UNREALIZED GAINS ON DEBT AND
            EQUITY INVESTMENTS                                                    -                   -                  -
         TRANSLATION ADJUSTMENT                                                   -                   -                  -

    OTHER COMPREHENSIVE INCOME

 COMPREHENSIVE INCOME/(LOSS)


   PURCHASE OF TREASURY STOCK                                                     -                   -                  -
                                                                        ----------------   ----------------  -----------------
BALANCE, DECEMBER 12, 1998                                                    $ 141,000       $ 21,352,000         $ (713,000)
                                                                        ================   ================  =================


DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding gains arising during period
Less:  reclassification adjustment for gains included in net income

Net unrealized gains on securities


See accompanying notes to consolidated financial statements.




                                                                          Accumulated Other Comprehensive Income
                                                                          Cumulative           Unrealized Gains/(Losses)
                                                                          Translation             on Debt and Equity
                                                                          Adjustment              Equity Investments
                                                                    ------------------------------------------------------
BALANCE, JUNE 28,1997                                                          $ 13,000                   $ 11,000
COMPREHENSIVE INCOME/(LOSS)
   1998 NET LOSS                                                                   -                          -
    OTHER COMPREHENSIVE INCOME
         UNREALIZED GAINS ON DEBT AND
            EQUITY INVESTMENTS                                                     -                        95,000
         TRANSLATION ADJUSTMENT                                                   5,000                       -

    OTHER COMPREHENSIVE INCOME

 COMPREHENSIVE INCOME/(LOSS)

    REPAYMENT OF LOAN TO MAJORITY
       SHAREHOLDER  INCLUDING
        ACCRUED INTERESTS, NET                                                     -                          -
                                                                    ------------------------------------------------------
BALANCE, JUNE 27,1998                                                          $ 18,000                  $ 106,000
COMPREHENSIVE INCOME/(LOSS)
   1999 NET LOSS                                                                   -                          -
    OTHER COMPREHENSIVE INCOME
         UNREALIZED GAINS ON DEBT AND
            EQUITY INVESTMENTS                                                     -                       190,000
         TRANSLATION ADJUSTMENT                                                 117,000                       -

    OTHER COMPREHENSIVE INCOME

 COMPREHENSIVE INCOME/(LOSS)


   PURCHASE OF TREASURY STOCK                                                      -                          -
                                                                    ------------------------------------------------------
BALANCE, DECEMBER 12, 1998                                                    $ 135,000                  $ 296,000
                                                                    ======================================================


DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding gains arising during period                                $ 117,000
Less:  reclassification adjustment for gains included in net income                   -
                                                                    -------------------
Net unrealized gains on securities                                            $ 117,000
                                                                    ===================

See accompanying notes to consolidated financial statements.







                                                                                      Note Receivable
                                                                                       From Majority
                                                                                       Shareholder,           Total
                                                                      Treasury          Including          Stockholders'
                                                                       Stock         Accrued Interest         Equity
                                                                    -------------  --------------------  ----------------
BALANCE, JUNE 28,1997                                               $ (1,440,000)         $ (4,275,000)     $ 18,125,000
COMPREHENSIVE INCOME/(LOSS)
   1998 NET LOSS                                                            -                                 (3,121,000)
    OTHER COMPREHENSIVE INCOME
         UNREALIZED GAINS ON DEBT AND
            EQUITY INVESTMENTS                                              -                        -            95,000
         TRANSLATION ADJUSTMENT                                             -                        -             5,000
                                                                                                         ----------------
    OTHER COMPREHENSIVE INCOME                                                                                   100,000
                                                                                                         ----------------
 COMPREHENSIVE INCOME/(LOSS)                                                                                  (3,021,000)
                                                                                                         ================
    REPAYMENT OF LOAN TO MAJORITY
       SHAREHOLDER  INCLUDING
        ACCRUED INTERESTS, NET                                              -                4,275,000         4,399,000
                                                                    -------------  --------------------  ----------------
BALANCE, JUNE 27,1998                                               $ (1,440,000)         $          -      $ 19,503,000
COMPREHENSIVE INCOME/(LOSS)
   1999 NET LOSS                                                            -                        -           (39,000)
    OTHER COMPREHENSIVE INCOME
         UNREALIZED GAINS ON DEBT AND
            EQUITY INVESTMENTS                                              -                        -           190,000
         TRANSLATION ADJUSTMENT                                             -                        -           117,000
                                                                                                         ----------------
    OTHER COMPREHENSIVE INCOME                                                                                   307,000
                                                                                                         ----------------
 COMPREHENSIVE INCOME/(LOSS)                                                                                     268,000
                                                                                                         ================

   PURCHASE OF TREASURY STOCK                                           (173,000)                    -          (173,000)
                                                                    -------------  --------------------  ----------------
BALANCE, DECEMBER 12, 1998                                          $ (1,613,000)         $          -      $ 19,598,000
                                                                    =============  ====================  ================


DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding gains arising during period
Less:  reclassification adjustment for gains included in net income

Net unrealized gains on securities


See accompanying notes to consolidated financial statements.

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

      Inventory consists of:


                                             Dec. 12,       Jun. 27,
                                               1998           1998
-----------------------------------------------------------------------
Raw materials                                $  538,000     $  637,000

Frozen product & other finished goods         2,626,000      1,742,000

Packing materials & supplies                    220,000        267,000
                                            ---------------------------

                                              3,384,000      2,646,000

Less obsolescence reserve                     (165,000)      (261,000)
                                            ---------------------------

                                             $3,219,000     $2,385,000
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

6)        Transaction with Related Party

          During the second quarter of fiscal year 1999 the Company issued a related party short term note receivable in the amount of $500,000 to Food Investors Corporation. This loan was made to obtain a higher return on funds earmarked for large volume chicken purchases during January and February. The loan is secured by assets, provides 10% interest and all principle and interest is due on January 31, 1999. This loan was offered by the Company as a means of obtaining maximum returns on short term funds.

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

7)        Statement Re Computation of Per Share Earnings

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

      The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the effect of all outstanding stock options for the three periods ended December 12, 1998 and December 13, 1997. The outstanding stock options have been excluded from the calculation of diluted loss per share for the three periods ended December 12, 1998 and December 13, 1997 because their effect is antidilutive. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive.

              The following table sets forth the computation of basic and diluted earnings (loss) per common share:


Three Periods Ended Dec. 12,1998 and Dec. 13, 1997:
                                                                                         DEC. 12,      DEC. 13,
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:                                                 1998          1997
--------------------------------------------                                                 ----          ----
Numerator:
Net income (loss)                                                                         $51,000    ($452,000)

Denominator:
Weighted-average common shares                                                         13,757,710    13,822,543

Basic loss per share                                                                        $0.00       ($0.03)

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
----------------------------------------------
Numerator:
Net income (loss)                                                                         $51,000    ($452,000)

Denominator:
Weighted-average common shares                                                         13,757,710    13,822,543

Diluted loss per share                                                                      $0.00       ($0.03)

Six Periods Ended Dec. 12,1998 and Dec. 13, 1997:

                                                                                         DEC. 12,      DEC. 13,
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:                                                 1998          1997
--------------------------------------------                                                 ----          ----
Numerator:
Net loss                                                                                $(39,000)    ($963,000)

Denominator:
Weighted-average common shares                                                         13,757,710    13,822,543

Basic loss per share                                                                        $0.00       ($0.07)

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
----------------------------------------------
Numerator:
Net loss                                                                                $(39,000)    ($963,000)

Denominator:
Weighted-average common shares                                                         13,757,710    13,822,543

Diluted loss per share                                                                      $0.00       ($0.07)


         The Company was notified by the Nasdaq Stock Market, Inc. that its common stock was de-listed, effective on the close of trading November 30, 1998. The Company's stock became eligible for trading on the Over the Counter Bulletin Board ("OTCBB"). The OTCBB is a controlled quotation service that offers real-time quotes, last-sale prices and volume information in OTC equity securities. The Company continues to trade under the symbol CUIS.

         The Board of Directors approved a plan to buy up to 5% of the outstanding shares of stock of the Company during fiscal year 1999 based on the record date of September 25, 1998. The Company purchased 194,500 of its shares of common stock during the second quarter of fiscal year 1999. These shares were purchased at an average share price of $.89. Subsequent to the second quarter ended December 12, 1998, the Company purchased an additional 10,800 of its shares of common stock at an average per share price of $.79.

8)    New Accounting Standards

     Statement 128 was issued to simplify the computations of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. Statement 128 replaces primary and fully diluted earnings per share with basic earnings and diluted earnings per share. It is not expected that this statement will have a material effect on the Company's financial statements. The statements were effective for the year ended June 27, 1998. The Company implemented Statement 128 during fiscal year 1998.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company has implemented Statement 130 as it is effective for fiscal years beginning after December 25, 1997 and interim-period reporting applies. The Company believes that the disclosure of comprehensive income in accordance with the provisions of Statement 130 does not impact the manner of presentation of its financial statements because current and previously reported earnings include amounts from cumulative translation adjustments and unrealized gains and losses on debt and equity instruments.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 applies to all public business enterprises and establishes standards for the reporting and display of financial data of operating segments in the financial statements. Statement 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The Statement is effective for the year ended June 26, 1999. The Company has implemented Statement 131 during fiscal year 1999. As such the Company has changed its allocations of customers throughout each segment effective fiscal year 1999 to be in line with the company's new strategic focus. Therefore, allocated segment revenue reported in the Company's previous fiscal year 1998 results are changed to reflect the realignment of customers by segment in fiscal year 1999.

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

RESULTS OF OPERATIONS

      Cuisine Solutions, Inc. reported a net income of $51,000 for second quarter 1999 compared to a net loss of $452,000 a year ago, an improvement of 111%. Revenue in second quarter 1999 increased by 53% compared to a year ago due to the increase in sales volumes in all segments of the business and the revenue derived from the Brazilian service contract.

TWELVE WEEKS ENDED DECEMBER 12, 1998 COMPARED TO TWELVE WEEKS ENDED DECEMBER 13, 1997

NET SALES

      Second quarter 1999 product sales totaled $4,588,000, up 44.8% from second quarter 1998 sales of $3,169,000. Lodging sales increased $325,000, or 24%. Sales to transportation customers increased by $551,000, or 54.3%, while new business development sales increased $79,000, or 18%.

Total second quarter sales by business segments are as follow:

                                      Q2 FISCAL 1999       Q2 FISCAL 1998     $CHANGE         %CHANGE
                                      --------------       --------------     -------         -------
Transportation                        $        1,565,000   $      1,014,000   $   551,000        54.3%
Europe & Asia                                    824,000   $        360,000   $   464,000       128.9%
Lodging                                        1,681,000   $      1,356,000   $   325,000        24.0%
New Business Development                         518,000   $        439,000   $    79,000        18.0%
                                     -----------------------------------------------------------------
Total Product Sales Revenue           $        4,588,000   $      3,169,000   $ 1,419,000        44.8%
                                     =================================================================


         Second quarter non-product revenues of $250,000 are fees for services provided to Brazil, primarily related to architectural designs for the layout of the manufacturing facility. First quarter FY99 management fees to Brazil of $250,000 were received after the close of the second quarter.

      Gross margins improved to 25% in the fiscal 1999 second quarter compared with 20% in the second quarter of fiscal year 1999. The gross margin improvement was due to the impact of higher volume on manufacturing fixed costs in the U.S. facility and the Norwegian facility as well as the non-product revenue from management fees. Distribution costs have not reached the target level of 4.5% of sales due to lack of sufficient market penetration and related volume to reduce the cost of product transfers and outside storage. Management believes that volume will bring this cost down from the current average of 11.2% of Lodging sales. Distribution cost containment initiatives have been established to bring down the expense for Lodging by a minimum of 2 percentage points for the balance of the Fiscal 1999 year.

         A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                                 QUARTER ENDED
                                                                                 -------------
                                                                            DEC. 12,      DEC.  13,
                                                                              1998             1997
                                                                              ----             ----
                                                                            (dollars in thousands)
Net sales......................................................................$   4,838    $   3,169
Gross margin percentage.......................................................        25%          20%
Loss from operations...........................................................$    (310)        (726)


      The Company is continuing an ongoing project of identifying profitable product lines and developing criteria to be certain there exists a specific strategy in place for each product offered to our customer base. The criteria will include a combination of minimum order quantity and gross margin requirements without affecting customer demand.

      During fiscal year 1999, the Company is targeting three customer categories, Lodging, Transportation and New Business. The lodging segment consists of hotels, convention centers, casinos and similar facilities where meals are prepared in large volume. The transportation segment consists of airlines, railroads, cruise ships and other similar facilities. The Company has the ability and product lines to service both first class and economy sectors of the Transportation Segment. The New Business Segment currently services all retail, catalog, military, and restaurant sales. The New Business segment contains home meal replacement sales under the retail category.

Lodging Segment:

         Lodging sales are managed by major markets and lodging sales for these markets are as follows:

Cuisine Solutions, Inc. Lodging Sales by Market:

                                    Q2 FISCAL 1999             Q2 FISCAL 1998              $CHANGE              %CHANGE
                                    --------------             --------------              -------              -------
Washington DC                           $         292,000       $        270,000       $       22,000                8.1%
Chicago                                           142,000                127,000       $       15,000               11.8%
South                                             166,000                157,000       $        9,000                5.7%
Miscellaneous East                                377,000                354,000       $       23,000                6.5%
                                   ---------------------------------------------------------------------------------------
Total East                              $         977,000       $        908,000       $       69,000                7.6%
                                   =======================================================================================

Las Vegas                                         180,000                 98,000       $       82,000               83.7%
Northern California                               292,000                111,000       $      181,000              163.1%
Miscellaneous West                                232,000                239,000       $       (7,000)              -2.9%
                                   ---------------------------------------------------------------------------------------
Total West                              $         704,000       $        448,000       $      256,000               57.1%
                                   =======================================================================================

                                   ---------------------------------------------------------------------------------------
Total Lodging Sales                     $       1,681,000       $      1,356,000       $      325,000               24.0%
                                   =======================================================================================


         Since the Company hired all three field sales employees for Lodging East within the previous nine months, management anticipated sales growth for Lodging East to be low compared to growth in the Western Region. Management expects eastern growth rates to match the current West growth by the end of fiscal 1999. The Company has also approved hiring a sales representative to cover the Los Angeles area that falls into the West Miscellaneous sales region. The person is expected to be hired during the third quarter

         The Lodging Segment is a critical target market due to the potential size of this newly created market as well as the margin potential. The Company's strategy is to capitalize on the product quality, consistency, food safety and labor savings by using Cuisine Solutions pre-prepared product versus preparation from scratch. The Company is watching this segment very closely given the substantial investment made in fiscal 1998 in creating this market.

Transportation Segment

         Transportation segment sales are primarily from sales to airline distributors and airline caterers. The Company produces product used in first class flights on both domestic and international airline routes. The sales level was achieved through outstanding reception of the award winning salmon produced in the Norwegian facility, chicken products produced in the USA and unique value added items such as Osso Buco developed during fiscal 1998. Transportation sales for the second quarter were $1,565,000, up $551,000 or 54.3% from fiscal 1998 second quarter sales of $ $1,014,000. Management continues to be optimistic that double-digit trends will continue for the balance of fiscal 1999.

         The Transportation segment also known as On Board Services has recently achieved success in obtaining initial sales orders from non-airline customers. One non-airline target market currently offers a ten million dollar sales opportunity. Current On Board Service sales are 99.9 % airlines and airline distributors. The new sales are expected to gradually increase during the balance of fiscal 1999 with a material impact on total revenue expected during fiscal 2000.

New Business

         The New Business Segment currently captures sales to retail, military, restaurants and the home meal replacement (HMR) markets and catalog sales. Fiscal 1999 second quarter sales of $ 518,000 are up $79,000 or 18% from fiscal 1998 second quarter sales of $439,000. The sales increase continues to be driven by increased demand in retail sales tied to the home meal replacement market and supermarket deli counters. The Company recognizes the tremendous potential retail/HMR sales and will continue to pursue opportunities in this segment through brand marketers, potential private label possibilities and in-store restaurants as the home meal replacement market begins to mature. Management believes that the quality of sous vide product is ideal for retail/HMR. The Company has also dedicated resources to pursuing sales to the military.

European Sales

         European sales of fish packed by the Company's Norwegian plant totaled $824,000 during the second quarter of fiscal 1999, up 128.9% compared with $360,000 in the year-ago quarter. European sales include sales to airlines, retail and banquet markets throughout Europe. The Company will continue to capitalize on its international exposure by providing the same meals on flights to and from the U.S., monitor global taste and retail trends. The Company continues to develop and build business relationships in Europe for future product sales from both the Norwegian and Brazilian operation.

Brazil

         The Company is providing management services to the Brazilian joint venture in the form of architectural designs for the construction of a plat, operations and production management advisory services to initiate production and administrative advisory services to develop management information and control guidelines. The services are performed under a fixed contract that calls for approximately $800,000 in services for fiscal 1999. The Company recognized management services revenues from Brazil of $250,000 in second quarter 1999 primarily related to architectural design work performed. The plant is expected to be operational in Fiscal 2000.

SELLING AND ADMINISTRATIVE EXPENSES

    A comparison of selling and general administrative costs follows:

                                                                                       QUARTER ENDED
                                                                                       -------------
                                                                                    DEC. 12,       DEC. 13,
                                                                                        1998           1997
                                                                                        ----           ----
                                                                                   (dollars in thousands)
Selling and administrative costs................................................   $     1,594       $  1,321

          Selling and administrative costs as a percent of sales went from 42% in the second quarter of fiscal 1998 to 33% in fiscal 1999. Actual spending increased to $1,594,000 from $1,321,000 in same quarter of fiscal 1998. The increase resulted from sales and marketing investments at the corporate facility, legal expenditures required to register and protect the Cuisine Solutions and other trademarks owned by the company globally as well as the associated with the Nasdaq Stock Market de-listing. Management is investigating opportunities to reduce cost in Selling, General and Administration without impacting a momentum in sales increases.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization increased $27,000 to $52,000 for the second quarter of fiscal year 1999, compared with $25,000 for the same period a year ago. This increase is related to the purchase of new fully integrated manufacturing hardware and software in fourth quarter of fiscal year 1998.

NONOPERATING INCOME AND EXPENSE

         Investment income consists of returns earned on funds received from the sale of the Restaurant Division.

        Interest expense relates to the borrowings relating to the Company's U.S. and Norwegian subsidiary, including the Norwegian capital lease. At September 30, 1998, the Company had borrowings of approximately $1,876,000, bearing interest at rates ranging from 5.9% to 8.5%. The majority of these borrowings of $1,854,00 were through its Norwegian subsidiary. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year. The Company's U.S. operations represent $22,000 of these borrowings. The Company sold its Land held for sale during second quarter of fiscal year 1999 which reduced its borrowings by $645,000 for is U.S. operations. The Company received net proceeds of $85,000 from the sale of the land.

TWENTY FOUR WEEKS ENDED DECEMBER 12, 1998 COMPARED TO TWENTY FOUR WEEKS ENDED DECEMBER 13, 1997

NET SALES

      Second quarter year to date 1999 product sales totaled $9,034,000, up 44.9% from a year ago sales of $6,233,000. Lodging sales increased $365,000, or 15%. Sales to transportation customers increased by $1,202,000, or 55.2%, while new business development sales increased $129,000, or 13.5%.

Total year to date second quarter sales by business segments are as follow:


                                YTD FISCAL 1999            YTD FISCAL 1998           $CHANGE          %CHANGE
                                ---------------            ---------------           -------          -------
Transportation                   $      3,379,000         $       2,177,000         $   1,202,000     55.2%
Europe & Asia                    $      1,777,000         $         672,000         $   1,105,000    164.4%
Lodging                          $      2,796,000         $       2,431,000         $     365,000     15.0%
New Business Development         $      1,082,000         $         953,000         $     129,000     13.5%

                                ============================================================================
Total Product Sales Revenue      $      9,034,000         $       6,233,000         $   2,801,000     44.9%
                                ============================================================================


         Year to date second quarter non-product revenues of $500,000 are fees for services provided to Brazil, primarily related to architectural designs for the layout of the manufacturing facility.

      Gross margins improved to 25% year to date fiscal 1999 second quarter compared with 17% a year ago. The gross margin improvement was due to the impact of higher volume on manufacturing fixed costs in the U.S. facility and the Norwegian facility as well as the non-product revenue from management fees.

         A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                                   YEAR TO DATE
                                                                                   ------------
                                                                              DEC. 12,        DEC.  13,
                                                                                 1998             1997
                                                                                 ----             ----
                                                                               (dollars in thousands)
Net sales......................................................................$   9,534    $   6,233
Gross margin percentage.......................................................        25%          17%
Loss from operations...........................................................$    (566)      (1,444)

Lodging Segment:

         Lodging sales are managed by major markets and lodging sales for these markets are as follows:

Cuisine Solutions, Inc. Lodging Sales by Market:


                             YTD FISCAL 1999            YTD FISCAL 1998             $CHANGE              %CHANGE
                             ---------------            ---------------             -------              -------
Washington DC               $              474,000      $             472,000        $      2,000                 0.4%
Chicago                                    250,000                    253,000        $     (3,000)               -1.2%
South                                      279,000                    315,000        $    (36,000)              -11.4%
Miscellaneous East                         608,000                    642,000        $    (34,000)               -5.3%
                            -------------------------------------------------------------------------------------------
Total East                  $            1,611,000       $          1,682,000        $    (71,000)               -4.2%
                            ===========================================================================================

Las Vegas                   $              329,000       $            160,000        $     169,000              105.6%
Northern California                        400,000                    189,000        $     211,000              111.6%
Miscellaneous West                         456,000                    400,000        $      56,000               14.0%
                            -------------------------------------------------------------------------------------------
Total West                  $            1,185,000       $            749,000        $     436,000               58.2%
                            ===========================================================================================

                            -------------------------------------------------------------------------------------------
Total Lodging Sales         $            2,796,000       $          2,431,000        $     365,000               15.0%
                            ===========================================================================================

Transportation Segment

         Transportation sales year to date fiscal 1999 were up 55.2% and management is optimistic that double-digit trends will continue for the balance of fiscal 1999.

New Business

         The New Business Segment currently captures sales to retail, military, restaurants and the home meal replacement (HMR) markets and catalog sales. The 13.5% sales increase continues to be driven by increased demand in retail sales tied to the home meal replacement market. As well as increases in sales to the military.

European Sales

         European sales of fish packed by the Company's Norwegian plant totaled $1,777,000 during the year to date fiscal 1999 second quarter, up 164.4% compared with $672,000 a year-ago. European sales include sales to airlines, retail and banquet markets throughout Europe. The company is investigating opportunities to expand the Cuisine Solutions presence in Europe.

Brazil

         The Company is providing management services to the Brazilian joint venture in the form of architectural designs for the construction of a plant, operations and production management advisory services to initiate production of product and administrative advisory services to develop management information and control guidelines. The services are performed under a fixed contract that calls for approximately $800,000 in services for fiscal 1999. The Company recognized management services revenues from Brazil of $500,000 year to date fiscal 1999 primarily related to architectural design work performed.

SELLING AND ADMINISTRATIVE EXPENSES

    A comparison of selling and general administrative costs follows:

                                                                                       YEAR TO DATE
                                                                                       ------------
                                                                                    DEC. 12,       DEC. 13,
                                                                                        1998           1997
                                                                                        ----           ----
                                                                                   (dollars in thousands)
Selling and administrative costs................................................   $     2,979       $  2,423

          Selling and administrative costs as a percent of sales went from 39% year to date second quarter of fiscal 1998 to 31% in fiscal 1999. Actual spending increased to $2,979,000 from $2,423,000 a year ago. The increase resulted from sales and marketing investments at the corporate facility, legal expenditures required to register and protect the Cuisine Solutions and other trademarks owned by the company globally as well as the costs associated with the Nasdaq Stock Market de-listing. Management continues to investigate opportunities to reduce cost in Selling, General and Administration without impacting a momentum in sales increases.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization increased $53,000 to $104,000 for year to date second quarter of fiscal year 1999, compared with $51,000 for the same period a year ago. This increase is related to the purchase of new fully integrated manufacturing hardware and software in fourth quarter of fiscal year 1998.

NONOPERATING INCOME AND EXPENSE

         Investment income consists of returns earned on funds received from the sale of the Restaurant Division.

        Interest expense relates to the borrowings relating to the Company's U.S. and Norwegian subsidiary, including the Norwegian capital lease. At September 30, 1998, the Company had borrowings of approximately $1,876,000, bearing interest at rates ranging from 5.9% to 8.5%. The majority of these borrowings of $1,854,00 were through its Norwegian subsidiary. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year. The Company's U.S. operations represent $22,000 of these borrowings. The Company sold its Land held for sale during second quarter of fiscal year 1999 which reduced its borrowings by $645,000 for is U.S. operations. The Company received net proceeds of $85,000 from the sale of the land.

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

LIQUIDITY AND CAPITAL RESOURCES (STILL UPDATING)

          At December 12, 1998, the Company's combined total of cash and short-term investment balances was $1,830,000, compared with $1,610,000 at June 27, 1998. This increase is the direct result of the income tax refund, offset by a related party loan of $500,000 to Food Investors Corporation, and funds used for operations. Additionally, the Company held investments of $10,167,000 and $10,600,000 at December 12, 1998 and June 27, 1998, respectively, with maturities greater than one year. There is no restriction of cash at the end of second quarter 1999.

          Net cash used by operations amounted to $272,000 for year to date 1999, compared to cash used of $1,025,000 a year ago. Cash in the amount of $1,012,000 was provided by investing activities, largely due to the sale of investments at maturity. Land held for resale was sold during the second quarter of fiscal year 1999, providing net proceeds of $85,000 for investing activities. Cash in the amount of $503,000 was used by financing activities to pay short-term loans, largely related to the Norwegian operations.

         The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of December 12, 1998, $306,000 was outstanding under this overdraft facility. The subsidiary can borrow up to $800,000 under this commitment.

FUTURE PROSPECTS

         In fiscal year 1999, the Company's strategy will involve market penetration and sales growth in both the Transportation and Banquet markets with limited growth in the New Business Segment.

LODGING:

         The Lodging Segment sales strategy is focused on 428 hotel properties and an additional 100 convention centers within the United States. These 528 locations have been targeted for the 30,000 square feet or more of banquet space in each location. Management currently estimates the market potential for center of the plate protein food items at 350 million dollars. This sales potential was based upon banquet industry estimates of food sales per square foot of banquet space and the center of the plate portion of the food cost. The 350 million-dollar market potential does not include smaller properties that can be serviced by Cuisine Solutions, but management does not have enough data at this time to provide logical sales estimates. Additional market potential exists within Contracted Food Service Management Groups. These Groups provide meal service to employee cafeterias, hospitals, retirement communities and special events such as stadium food sales. Management believes the high quality of sous vide processing, consistency, labor savings and portion control all provide a perfect fit for this market. Management is attracted to this market since this opportunity could provide larger contract sales enabling increased purchasing power and manufacturing efficiencies due to longer production runs. Sales estimates to Contract Food Service Groups are difficult to determine, but management believes the potential could be well over 100 million dollars.

ON BOARD SERVICES / TRANSPORTATION

          Transportation will continue its successful drive for market penetration and explore opportunities in economy class flights as well as other target markets where food in involved in the transportation. Transportation market potential is estimated to be 175 million dollars for first class business and 350 million dollars for economy class. Management is also exploring opportunities to service other modes of transportation such as railway systems. Initial estimates of market potential within the railway systems are roughly 10 million dollars. Management expects to achieve progress within this additional market during fiscal 2000.

         Sales to the Transportation/On Board Services Segment are usually larger contract sales that allow manufacturing to increase efficiency and production planning with limited sales and marketing overhead. Management has been pleased with the current performance within this segment and expects the success to continue as initial steps are taken to break into economy class within the airline sales market.

NEW BUSINESS

         The New Business Segment consists of sales to retail, in-store deli's, home meal replacement outlets, restaurants, catalogs sales companies and the military.
New Business will continue to explore opportunities in the retail /HMR markets but will remain cautious since retailers have not claimed success in the area. The Management has dedicated some resources to pursuing sales to the military but has decided not to aggressively pursue catalog sales and new restaurant customers at this time.

EUROPE

         Sales of salmon to Europe have increased significantly during the fiscal 1999 year. Much of the success was due to contract sales to airlines and airline caterers. Food service and retail have also shown significant increases as well future potential.

Cuisine Solutions intends to position itself as the global preferred supplier to the airline industry by offering same meal capability on both sides of the Atlantic. The Company also wished to pursue meal service from Europe to other countries other than the United States. Management realizes that global expansion will be necessary to achieve these results and is working on the strategies to provide Cuisine Solutions with a strong global presence. The partnership with Brazil is part of this strategy.

BRAZIL

         The Company began its joint venture with Sanoli Industri E Comercio De Alimentacao LTDA as Cuisine Solutions, Brazil. The facility will begin construction during fiscal 1999 and its expected completion will be announced at a later date. The Company's penetration into the Brazil is in line with the Company's strategy for global expansion. The Company will continue this expansion strategy and search for other strategic partners in sous vide manufacturing.

         The Company has undertaken a comprehensive Year 2000 compliance program. This program addresses the Company's products they sell as well as the Customer Service and Technical support functions. The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. During fiscal year 1998 the Company made investments in capital expenditures of $716,000. These expenditures represent $360,000 of manufacturing equipment, and $345,000 of hardware and software programs. The equipment, hardware and software purchased have been tested for year 2000 compliance. The new hardware and software will be expanded to its Norwegian operations in fiscal year 1999. The Company is currently utilizing both internal and external resources to identify, correct or reprogram, and test any other systems it has for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by June 1999, allowing adequate time for testing. Subsequent to fiscal year 1999 second quarter the Company kicked off its first company-wide meeting with its Year 2000 Compliance Project Team. The team is in the process of developing procedures to inventory its entire automated computer based systems and software. The Company began sending confirmations to its manufacturers of equipment, computer and software, vendors and customers that its systems will function properly in the year 2000. As the Company is currently working on a contingency plan, the team will help the Company implement such plans to counteract any problems that may arise due the year 2000 conversion. The Company will keep its customers, shareholders, vendors and employees fully informed of year 2000 initiatives throughout fiscal year 1999. The Company has already received assurance from its banking institution, insurance companies and some major customers of its initiatives in place for year 2000 compliance. Management does not expect the efforts underway in fiscal year 1999 to have a material effect on its financial position or results of operations. The Company does not expect these efforts to exceed $100,000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's 15th annual meeting of shareholders was held on October 28, 1998 in Las Vegas, Nevada at the MGM Grand Hotel conference center. The following individuals were re-elected to serve as Directors for a period of one year and until their successors are elected and qualify: Jean-Louis Vilgrain (Chairman), Stanislas Vilgrain (President & CEO), Bruno Goussault, Alexandre Vilgrain, Carl Youngman (Treasurer) and Mr. Charles McGettigan. Mr. David Jordan of Pepsi Cola Company and Ms. Nancy Schaefer of Consumer Dynamics Company was also elected as first time members of the board of directors. James Hackney a former director did not stand for re-election.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
               (c)Exhibits:
                  Exhibit 11.1:  Statement Re Computation of Per Share Earnings

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

         The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the effect of all outstanding stock options for the three periods ended December 12, 1998 and September 20, 1997. The outstanding stock options have been excluded from the calculation of diluted loss per share for the three periods ended December 12, 1998 and September 20, 1997 because their effect is antidilutive. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive.

      The following table sets forth the computation of basic and diluted earnings (loss) per common share:

Six Periods Ended Dec. 12,1998 and Dec. 13, 1997:

                                                                                         DEC. 12,      DEC. 13,
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:                                                 1998          1997
--------------------------------------------                                                 ----          ----
Numerator:
Net loss                                                                                  $51,000    ($452,000)

Denominator:
Weighted-average common shares                                                         13,757,710    13,822,543

Basic loss per share                                                                        $0.00       ($0.03)

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
----------------------------------------------
Numerator:
Net loss                                                                                  $51,000    ($452,000)

Denominator:
Weighted-average common shares                                                         13,757,710    13,822,543

Diluted loss per share                                                                      $0.00       ($0.03)

         The Company was notified by the Nasdaq Stock Market, Inc. that its common stock was de-listed, effective on the close of trading November 30, 1998. The Company's stock became eligible for trading on the Over the Counter Bulletin Board ("OTCBB"). The OTCBB is a controlled quotation service that offers real-time quotes, last-sale prices and volume information in OTC equity securities. The Company continues to trade under the symbol CUIS.

         The Board of Directors approved a plan to buy up to 5% of the outstanding shares of stock of the Company during fiscal year 1999 based on the record date of September 25, 1998. The Company purchased 194,500 of its shares of common stock during the second quarter of fiscal year 1999. These shares were purchased at an average share price of $.89. Subsequent to fiscal year 1999 the Company purchased an additional 10,500 of its shares of common stock at an average per share price of $.79.

                  Exhibit 27.1:     Financial Data Schedule (EDGAR version only)

               (d)Reports on Form 8-K

         Effective on October 28, 1998, the Registrant's Board of Directors elected to retain Grant Thornton LLP as its independent auditor and to dismiss KPMG Peat Marwick LLP ("KPMG"). Heretofore KPMG had acted as the Registrant's independent auditor. The decision to change auditors was approved by the Registrant's Audit Committee and Board of Directors.

         The audit reports of KPMG on the consolidated financial statements of the Registrant and its subsidiaries as of and for the years ended June 27, 1998 and June 28, 1997, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. However, the audit reports of KPMG on the consolidated financial statements of the Registrant and its subsidiaries as of and for the years ended June 27, 1998 and June 28, 1997 referred to a change in accounting method for certain inventory costs.

         During the Registrant's two most recent fiscal years ended June 27, 1998 and June 28, 1997, and through the subsequent interim period through October 28, 1998, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the former accountant, would have caused them to make a reference to the subject matter of the disagreements in connection with its report; nor has KPMG ever presented a written report, or otherwise communicated in writing to the Registrant or its Board of Directors the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-K.

         KPMG has provided the Registrant with a letter addressed to the SEC, as required by Item 304(a)(3) of Regulations S-K, so that the Registrant can file such letter with the SEC.

ITEM 7.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS.

     (c) Exhibits.

         Exhibit
         Number   Description
         -------  -----------
         16              Letter from KPMG Peat Marwick LLP re: change in accountant

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             CUISINE SOLUTIONS, INC.

Date:   January 26, 1999                     By:/s/Stanislas Vilgrain
        ----------------                        ---------------------
                                                Stanislas Vilgrain
                                                President and CEO

                                             By:/s/Carl M. Youngman
                                                -------------------
                                                Carl M. Youngman
                                                Treasurer

                                             By:/s/Michael C. McCloud
                                                ---------------------
                                                Michael C. McCloud
                                                Executive Vice President

                                             By:/s/Robert Murphy
                                                ----------------
                                                Robert Murphy
                                                Vice President and
                                                Chief Financial Officer

                                             By: /s/Leara L. Dory
                                                 ----------------
                                                 Leara L. Dory
                                                 Vice President of Finance
                                                 (Corporate Secretary)