Form 10-Q
period 1999-04-03
CUISINE SOLUTIONS INC
filed 1999-05-18
CIK 737602

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  APRIL 03, 1999
                                          --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from_____ to______

                         Commission File Number   0-12800
                                                ---------

                             CUISINE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              52-0948383
                 --------                              ----------
       (State or other jurisdiction of       (IRS Employer Identification Number)
        incorporation or organization)

               85 S BRAGG STREET, SUITE 600, ALEXANDRIA, VA 22312
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       (Registrant's telephone number, including area code) (703) 750-9600
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 03, 1999.

          COMMON STOCK 0.01 PAR VALUE        NUMBER OF SHARES
          ---------------------------        ----------------
                    CLASS A                    13,564,968
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

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               -----------------------------------------------------
                                                                                                     Year-to-date

                                                                                                   Forty weeks ended

                                                                                     April 3,                       April 4,
                                                                                       1999                           1998
                                                                               ---------------------          ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $        (837,000)             $       (1,852,000)
Adjustments to reconcile net loss to
  net cash used by operating activities
    Gain from sale of discontinued operations                                                 -                               -
    Depreciation and amortization                                                         408,000                         870,000
    Loss on disposal of fixed assets                                                          -                               -
    Change in cumulative translation adjustment                                           (54,000)                         50,000
    Changes in assets and liabilities, net of non-cash transactions:
       Increase in accounts receivable trade, net                                        (681,000)                        (75,000)
       (Increase) decrease in inventory                                                  (924,000)                       (443,000)
       Increase in prepaid expenses                                                       385,000                        (153,000)
       Decrease (increase) in notes receivable, related party                            (459,000)                        126,000
       Decrease in income tax receivable                                                1,062,000                          37,000
       Increase in other assets                                                           216,000                          (3,000)
       (Decrease) increase in accounts payable
          and accrued expenses                                                            286,000                        (263,000)
      Increase (decrease) in accrued payroll and related liabilities                      297,000                         145,000
      Decrease in accrued store closing costs                                                 -                               -
      Decrease in other accrued taxes                                                     (14,000)                        (88,000)
                                                                               ---------------------          ----------------------
  Net cash used by operating activities                                                  (315,000)                     (1,649,000)
                                                                               ---------------------          ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments                                                                  5,220,000                       7,000,000
   Purchase of investments                                                             (1,462,000)                     (7,995,000)
   Purchase of Treasury Stock                                                            (241,000)                            -
   Proceeds from sale of Land held for resale                                              85,000
   Capital expenditures                                                                  (202,000)                       (595,000)
                                                                               ---------------------          ----------------------
  Net cash used by investing activities                                                 3,400,000                      (1,590,000)
                                                                               ---------------------          ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                                           -                               -
  Reductions of debt                                                                     (117,000)                       (281,000)
   Loans to majority shareholder                                                              -                               -
  Receipt of payments for notes receivable issued to majority
      shareholder including accrued interest                                                  -                         3,832,000
                                                                               ---------------------          ----------------------
      Net cash provided (used) by financing activities                                   (117,000)                      3,551,000
                                                                               ---------------------          ----------------------

      Net increase (decrease) in cash and cash equivalents                              2,968,000                         312,000
      Cash and cash equivalents, beginning of period                                      665,000                         353,000
                                                                               ---------------------          ----------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       3,633,000              $          665,000
                                                                               =====================          ======================

Non cash activities:
  Land purchased under short term note                                          $             -                $          645,000

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           ------------------------------------------------------------------------
                                                                    THIRD QUARTER                           YEAR TO DATE
                                                           ------------------------------------------------------------------------
                                                                 SIXTEEN WEEKS ENDED                      FORTY WEEKS ENDED
                                                           ------------------------------------------------------------------------
                                                              April 3,          April 4,             April 3,          April 4,
                                                                1999              1998                 1999              1998
                                                           ------------------------------------------------------------------------
NET SALES                                                      $5,375,000       $4,204,000           $14,909,000       $10,437,000

COST OF GOODS SOLD                                              4,264,000        3,443,000            11,422,000         8,648,000
                                                           ------------------------------------------------------------------------
    GROSS MARGIN                                                1,111,000          761,000             3,487,000         1,789,000

SELLING AND ADMINISTRATION                                      2,137,000        1,832,000             5,116,000         4,255,000
DEPRECIATION AND AMORTIZATION                                      68,000           41,000               172,000            91,000
OTHER INCOME                                                       (6,000)          (6,000)             (148,000)           (7,000)
                                                           ------------------------------------------------------------------------
    LOSS FROM OPERATIONS                                       (1,088,000)      (1,106,000)           (1,653,000)       (2,550,000)
                                                           ------------------------------------------------------------------------

NONOPERATING INCOME (EXPENSE)
    INVESTMENT INCOME                                             348,000          344,000               959,000           809,000
    INTEREST EXPENSE                                              (58,000)         (40,000)             (137,000)          (87,000)
    OTHER INCOME (EXPENSE)                                         (1,000)           1,000                     0            12,000
                                                           ------------------------------------------------------------------------
        TOTAL  NONOPERATING INCOME                                289,000          305,000               822,000           734,000
                                                           ------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, AND DISCONTINUED OPERATIONS                             (799,000)        (801,000)             (831,000)       (1,816,000)
PROVISION FOR INCOME TAX BENEFIT                                      -                -                  (6,000)           52,000
                                                           ------------------------------------------------------------------------

NET LOSS FROM CONTINUING OPERATIONS                              (799,000)        (801,000)             (837,000)       (1,764,000)

DISCONTINUED OPERATIONS, NET OF TAXES                                 -            (88,000)                  -             (88,000)

                                                           ------------------------------------------------------------------------
NET LOSS                                                    $    (799,000)   $    (889,000)        $    (837,000)    $  (1,852,000)
                                                           ========================================================================


BASIC AND DILUTED NET LOSS PER COMMON SHARE:
  CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS,
    NET OF TAXES                                            $       (0.06)   $       (0.06)        $       (0.06)    $       (0.13)
  DISCONTINUED OPERATIONS                                   $         -      $         -           $         -       $         -
                                                           ------------------------------------------------------------------------
NET LOSS PER COMMON SHARE                                   $       (0.06)   $       (0.06)        $       (0.06)    $       (0.13)
                                                           ========================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                            13,822,543       13,822,543            13,822,543        13,822,543
                                                           ========================================================================


See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             --------------------------------------------------
                                                                                    April 3,                   June 27,
                                                                                      1999                       1998
                                                                             -----------------------    -----------------------
ASSETS
Current Assets
 Cash and cash equivalents                                                     $          3,633,000       $            681,000
 Investments, current                                                                       464,000                    929,000
 Accounts receivable, trade                                                               3,667,000                  2,986,000
 Inventory                                                                                3,309,000                  2,385,000
 Prepaid expenses                                                                           175,000                    560,000
 Current portion of notes receivable, related party                                         500,000                     41,000
  Income tax receivable                                                                         -                    1,062,000
 Other current assets                                                                       137,000                    365,000
                                                                             -----------------------    -----------------------
   TOTAL CURRENT ASSETS                                                                  11,885,000                  9,009,000

Investments, noncurrent                                                                   7,773,000                 10,600,000
Land held for sale                                                                              -                      730,000
Fixed assets, net                                                                         3,049,000                  3,534,000
Note receivable, related party, including accrued interest,
   less current portion                                                                     462,000                    462,000
Other assets                                                                                636,000                    624,000
                                                                             -----------------------    -----------------------
   TOTAL ASSETS                                                                $         23,805,000       $         24,959,000
                                                                             =======================    =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                        $          1,835,000       $          1,549,000
  Accrued payroll and related liabilities                                                 1,085,000                    788,000
  Current portion of long-term debt                                                         735,000                  1,399,000
  Accrued store closings                                                                     72,000                     72,000
  Other accrued taxes                                                                         9,000                     23,000
                                                                             -----------------------    -----------------------
     Total current liabilities                                                            3,736,000                  3,831,000

Long-term debt, less current portion                                                      1,508,000                  1,625,000
                                                                             -----------------------    -----------------------
    Total liabilities                                                                     5,244,000                  5,456,000
                                                                             =======================    =======================

Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,078,620 shares issued and
    13,822,543 shares outstanding                                                           141,000                    141,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                                 -                          -
 Additional paid-in capital                                                              21,352,000                 21,352,000
 Retained earnings                                                                       (1,511,000)                  (674,000)
 Cumulative translation adjustment                                                          (36,000)                    18,000
 Unrealized gains on debt and equity investments                                            296,000                    106,000
 Treasury stock, at cost (319,152 shares)                                                (1,681,000)                (1,440,000)
 Notes receivable from majority shareholder, including accrued interest                         -                          -
                                                                             -----------------------    -----------------------
    Total stockholders' equity                                                           18,561,000                 19,503,000
                                                                             -----------------------    -----------------------
Commitments and contingencies
                                                                             -----------------------    -----------------------
  Total liabilities and stockholders' equity                                   $         23,805,000       $         24,959,000
                                                                             =======================    =======================


See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                Retained
                                                              Additional        Earnings         Cumulative
                                             Common            Paid-In        (Accumulated       Translation
                                             Stock             Capital          Deficit)         Adjustment
                                        -----------------  ----------------  ---------------    ------------
BALANCE, JUNE 28,1997                    $       141,000    $   21,352,000    $   2,323,000      $   13,000

   1998 NET LOSS                                     -                 -         (3,121,000)            -
   UNREALIZED GAINS ON DEBT AND
     EQUITY INVESTMENTS                              -                 -                -               -
   TRANSLATION ADJUSTMENT                            -                 -                -             5,000
    REPAYMENT OF LOAN TO MAJORITY
       SHAREHOLDER  INCLUDING
        ACCRUED INTERESTS, NET                       -                 -            124,000             -
                                        -----------------  ----------------  ---------------    ------------
BALANCE, JUNE 27,1998                    $       141,000    $   21,352,000    $    (674,000)     $   18,000

   1999 NET LOSS                                     -                 -           (837,000)            -
   UNREALIZED GAINS ON DEBT AND
     EQUITY INVESTMENTS                              -                 -                -               -
   TRANSLATION ADJUSTMENT                            -                 -                -           (54,000)
   PURCHASE OF TREASURY STOCK                        -                 -                -               -
                                        -----------------  ----------------  ---------------    ------------
BALANCE, APRIL 3, 1999                   $       141,000    $   21,352,000    $  (1,511,000)     $  (36,000)
                                        =================  ================  ===============    ============

                                                                                 Note Receivable
                                          Unrealized Gains                        From Majority
                                          (Losses) on Debt                         Shareholder,          Total
                                             and Equity            Treasury         Including         Stockholders'
                                            Investments             Stock        Accrued Interest        Equity
                                          -----------------    ----------------  -----------------  -----------------
BALANCE, JUNE 28,1997                      $        11,000      $   (1,440,000)   $    (4,275,000)   $    18,125,000

   1998 NET LOSS                                       -                   -                  -           (3,121,000)
   UNREALIZED GAINS ON DEBT AND
     EQUITY INVESTMENTS                             95,000                 -                  -               95,000
   TRANSLATION ADJUSTMENT                              -                   -                  -                5,000
    REPAYMENT OF LOAN TO MAJORITY
       SHAREHOLDER  INCLUDING
        ACCRUED INTERESTS, NET                         -                   -            4,275,000          4,399,000
                                          -----------------    ----------------  -----------------  -----------------
BALANCE, JUNE 27,1998                      $       106,000      $   (1,440,000)   $           -      $    19,503,000

   1999 NET LOSS                                       -                   -                  -             (837,000)
   UNREALIZED GAINS ON DEBT AND
     EQUITY INVESTMENTS                            190,000                 -                  -              190,000
   TRANSLATION ADJUSTMENT                              -                   -                  -              (54,000)
   PURCHASE OF TREASURY STOCK                          -              (241,000)               -             (241,000)
                                          -----------------    ----------------  -----------------  -----------------
BALANCE, APRIL 3, 1999                     $       296,000      $   (1,681,000)   $           -      $    18,561,000
                                          =================    ================  =================  =================


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

       Inventory consists of:

                                                                   Apr. 03,        Jun. 27,
                                                                     1999            1998
---------------------------------------------------------------------------------------------
Raw materials                                                    $  455,000       $  637,000

Frozen product & other finished goods                             2,870,000        1,742,000

Packing materials & supplies                                        167,000          267,000
                                                            ---------------------------------
                                                                  3,492,000        2,646,000

Less obsolescence reserve                                         (183,000)        (261,000)
                                                            ---------------------------------

                                                                 $3,309,000       $2,385,000
                                                            =================================

4)     Dividends - None.

5)     Commitments and Contingencies

       The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.

6)     Transaction with Related Party

       During the second quarter of fiscal year 1999 the Company issued a related party short term note receivable in the amount of $500,000 to Food Investors Corporation. This loan was made to obtain a higher return on funds earmarked for large volume chicken purchases during January and February. The loan is secured by assets, provides 10% interest. The loan, originally scheduled due on January 31, 1999 was extended until June 18, 1999.All principle and interest is due on June 18, 1999.

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

7)     Statement Re Computation of Per Share Earnings

       In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements and SEC Staff Accounting Bulletin No. 98.

       The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the effect of all outstanding stock options for the four periods ended April 03, 1999 and April 04, 1998. The outstanding stock options have been excluded from the calculation of diluted loss per share for the four periods ended April 03, 1999 and April 04, 1998 because their effect is antidilutive. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive.

       The following table sets forth the computation of basic and diluted earnings (loss) per common share:

Four Periods Ended Apr. 03,1999 and Apr. 04, 1998:
                                                              APR. 03,           APR. 04,
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:                      1999               1998
--------------------------------------------                      ----               ----
Numerator:
Net income (loss)                                           ($799,000)         ($889,000)

Denominator:
Weighted-average common shares                              13,671,852         13,822,543

Basic loss per share                                           ($0.06)            ($0.06)

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
----------------------------------------------
Numerator:
Net income (loss)                                           ($799,000)         ($889,000)

Denominator:
Weighted-average common shares                              13,671,852         13,822,543

Diluted loss per share                                         ($0.06)            ($0.06)

Ten Periods Ended Apr. 03,1999 and Apr. 04, 1998:
                                                              APR.03,           APR. 04,
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:                     1999               1998
--------------------------------------------                     ----               ----
Numerator:
Net loss                                                   $(837,000)       ($1,852,000)

Denominator:
Weighted-average common shares                             13,671,852         13,822,543

Basic loss per share                                          ($0.06)            ($0.13)

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
----------------------------------------------
Numerator:
Net loss                                                   $(837,000)       ($1,852,000)

Denominator:
Weighted-average common shares                             13,671,852         13,822,543

Diluted loss per share                                        ($0.06)            ($0.13)


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

       The Board of Directors approved a plan to buy up to 5% of the outstanding shares of stock of the Company during fiscal year 1999 based on the record date of September 25, 1998. The Company purchased 194,500 of its shares of common stock during the second quarter of fiscal year 1999. These shares were purchased at an average share price of $.89. During the third quarter of fiscal 1999, the Company purchased 63,075 shares at an average share price of $1.13. Year to date purchases as of April 3, 1999 totaled 257,575 shares at an average price of $.99 per share.

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

RESULTS OF OPERATIONS

       Cuisine Solutions, Inc. reported a net loss of $799,000 for third quarter 1999 compared to a net loss of $889,000 a year ago, an improvement of 10.1%. Revenue in the third quarter 1999 increased by 27.9% compared to a year ago due to the increase in product sales volumes in all segments of the business.

SIXTEEN WEEKS ENDED APRIL 03, 1999 COMPARED TO SIXTEEN WEEKS ENDED APRIL 04,
1998

NET SALES

       Third quarter 1999 product sales totaled $5,375,000, up 27.9% from third quarter 1998 sales of $4,204,000. Transportation sales increased $466,000, or 26.2%. Sales to Europe and Asia increased $367,000, or 117.6%, Lodging sales were up $326,000, or 22.4%, while new business development sales increased $12,000, or 1.8%.

Total third quarter sales by business segments are as follow:

                                  Q3 FISCAL 1999           Q3 FISCAL 1998         $CHANGE            %CHANGE
                                 ----------------         ----------------       ---------          --------
Transportation                     $       2,245,000       $      1,779,000        $   466,000         26.2%
Europe & Asia                                679,000      $         312,000        $   367,000        117.6%
Lodging                                    1,780,000       $      1,454,000        $   326,000         22.4%
New Business Development                     671,000      $         659,000       $     12,000          1.8%

                                 ---------------------------------------------------------------------------
Total Product Sales Revenue        $       5,375,000      $       4,204,000        $ 1,171,000         27.9%
                                 ===========================================================================

       No additional management fees were booked during the third quarter of fiscal 1999 due to slower than anticipated progress on the completion of the Brazilian manufacturing facility design. The Company invested additional time evaluating in-line-cooking processes.

       Gross margins improved to 21% in the fiscal 1999 third quarter compared with 18% in the third quarter of fiscal year 1998. The gross margin improvement was due to the impact of higher volume on manufacturing fixed costs in the U.S. facility. The third quarter gross margins were lower than previous quarters due to higher material costs in Norway for cod products and no management fees booked in the third quarter. Distribution costs, included in cost of goods, continues to be a challenge for the Lodging Segment due to lack of sufficient market penetration and related volume to reduce the cost of product transfers and outside storage. Management believes that volume will bring this cost down from the current average of 11.3% of Lodging sales. Distribution cost containment initiatives have been established to bring down the expense for Lodging by a minimum of 2 percentage points for the balance of the Fiscal 1999 year.

       A comparison of net sales, gross margin percentages and losses from operations follows:

                                                               QUARTER ENDED
                                                        --------------------
                                                        APR. 03,      APR. 04,
                                                          1999          1998
                                                          ----          ----
                                                        (dollars in thousands)
Net sales..............................................$   5,375      $   4,204
Gross margin percentage...............................      20.6%          18.1%
Loss from operations...................................$    (799)          (889)


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

Lodging Segment:

       Lodging sales are managed by major markets and lodging sales for these markets are as follows:

Cuisine Solutions, Inc. Lodging Sales by Market:

                                  Q3 FISCAL 1999           Q3 FISCAL 1998         $CHANGE             %CHANGE
                                 ----------------         ----------------       ---------           --------
Washington DC                         $     317,000       $          256,000       $   61,000             23.8%
Chicago                                     137,000                   80,000       $   57,000             71.3%
South                                       370,000                  211,000      $   159,000             75.4%
Miscellaneous East                          360,000                  308,000      $    52,000             16.8%
                                 -------------------------------------------------------------------------------
Total East                               $1,184,000       $          855,000      $   329,000             38.5%
                                 ===============================================================================

Southwest                                   322,000                  308,000     $     14,000              4.5%
Northern California                         146,000                  137,000     $      9,000              6.5%
Miscellaneous West                          128,000                  155,000     $   ( 27,000)           -17.4%
                                 -------------------------------------------------------------------------------
Total West                            $     596,000       $          600,000       $   (4,000)           (.01%)
                                 ===============================================================================

                                 -------------------------------------------------------------------------------
Total Lodging Sales                    $  1,780,000         $      1,455,000      $   325,000             22.3%
                                 ===============================================================================

       The Company has restructured the Western sales region after hiring an experienced culinary/sales professional to manage sales in the Southwest regions of the United States. The Southwest region includes sales to Las Vegas and Los Angeles. This area has a market potential that required a dedicated resource to manage growth effectively. Sales growth has slipped during this transition but is expected to rebound during the fourth quarter of fiscal 1999 due to the experience level of the new territory manager.

       Lodging East has grown as the individuals hired to manage the East begin to pick up momentum. The region has experienced an increase in demand from large event facilities such as convention centers and event caterers. Management wishes to penetrate further into the portion of the Lodging segment in order to obtain large contract orders that contribute to Company efficiency across all cost centers. Sales management continues to test price elasticity of Cuisine Solutions product in this market and during fiscal 1999, two price increases have been initiated without any negative feedback to lost sales.

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

Transportation Segment

       Transportation segment sales are primarily from sales to airline distributors and airline caterers. The Company produces product used in first class flights on both domestic and international airline routes. The sales level was achieved through outstanding reception of the award winning salmon produced in the Norwegian facility, chicken products produced in the USA and unique value added items such as Osso Buco developed during fiscal 1998. Transportation sales for the third quarter fiscal 1999 were $2,245,000, up $466,000 or 26.2% from fiscal 1998 third quarter sales of $ $1,779,000. Management continues to be optimistic that double-digit trends will continue for the balance of fiscal 1999.

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

       The Transportation segment has recently received strong interest in the Cuisine Solutions new enrobed pasta product line. The enrobed pasta process provides uniform coating of sauces on a product and therefore providing consumers with a consistent high quality product. A new airline customer began receiving shipments of this product line during this recent third quarter.

New Business

       The New Business Segment currently captures sales to retail, military, restaurants and the home meal replacement (HMR) markets and catalog sales. Fiscal 1999 third quarter sales of $ 671,000 are up $12,000 or 1.8% from fiscal 1998 third quarter sales of $659,000. The sales increase continues to be driven by increased demand in retail sales tied to the home meal replacement market and supermarket deli counters. The Company recognizes the tremendous potential retail/HMR sales and will continue to pursue opportunities in this segment through brand marketers, potential private label possibilities and in-store restaurants as the home meal replacement market begins to mature. Management believes that the quality of sous vide product is ideal for retail/HMR. During fiscal 1999, all sales to this segment were achieved by other segment sales management and executive management. The Company is evaluating the cost/benefit of hiring dedicated resources to pursue the retail market.

European Sales

       European sales of seafood sold to Europe and Asia by the Company's Norwegian plant totaled $679,000 during the third quarter of fiscal 1999, up 117.6% compared with $312,000 in the third quarter of fiscal 1998. European sales include sales to airlines, retail and banquet markets throughout Europe. The Company will continue to capitalize on its international exposure by providing the same meals on flights to and from the U.S., monitor global taste and retail trends. Recent airline sales of pasta products were made possible by relationships created in this international marketplace and the customer was difficult to penetrate in the U.S. market. The Company continues to develop and build business relationships in Europe for future product sales from the Norwegian and Brazilian and USA production facilities.

Brazil

       The Company is providing management services to the Brazilian joint venture in the form of architectural designs for the construction of a plant, operations and production management advisory services to initiate production, and administrative advisory services to develop management information and control guidelines. The services are performed under a fixed contract that calls for approximately $800,000 in services for fiscal 1999. The Company recognized management services revenues from Brazil of $500,000 in YTD fiscal 1999 primarily related to architectural design work performed. The Company is uncertain whether additional revenues will be recognized in fiscal 1999 due to start up delays in the project. The plant is expected to be operational in Fiscal 2000.

SELLING AND ADMINISTRATIVE EXPENSES

       A comparison of selling and general administrative costs follows:

                                                           QUARTER ENDED
                                                       ------------------------
                                                         APR. 03,      APR. 04,
                                                           1999          1998
                                                           ----          ----
                                                        (dollars in thousands)
Selling and administrative costs..................  $     2,137       $  1832

       Selling and administrative costs as a percent of sales went from 44% in the third quarter of fiscal 1998 to 40% in Q3 fiscal 1999. Actual spending increased to $2,137,000 from $1,832,000 in same quarter of fiscal 1998. The increase resulted from sales and marketing investments at the corporate facility, legal expenditures required to register and protect the Cuisine Solutions and other trademarks owned by the company globally. Management continues its efforts to initiate cost reductions in finance and administration through labor savings and limiting the use of outside services to support the business. Management, through Q3 fiscal 1999, has avoided cuts in sales and marketing expenditures since the objective of fiscal 1999 was to increase top line sales.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization increased $27,000 to $68,000 for the third quarter of fiscal year 1999, compared with $41,000 for the same period a year ago. This increase is related to depreciation associated with the purchase of an integrated business information system software package and related hardware in fourth quarter of fiscal year 1998.

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

FORTY WEEKS ENDED APRIL 3, 1999 COMPARED TO FORTY WEEKS ENDED APRIL 4, 1998

NET SALES

       Third quarter year to date 1999 product sales totaled $14,410,000, up 38.1% from a year ago sales of $10,437,000. Lodging sales increased $651,000, or 16.7%. Sales to transportation customers increased by $1,652,000, or 41.6%, new business development sales increased $165,000, or 10.2% and sales from Norway increased $1,505,000, up 158.3%.

Total year to date third quarter sales by business segments are as follow:

                                       YTD FISCAL 1999              YTD FISCAL 1998              $CHANGE         %CHANGE
                                      -----------------            -----------------            ---------       ---------
Transportation                          $     5,624,000             $      3,972,000            $ 1,652,000        41.6%
Europe & Asia                           $     2,456,000             $        951,000            $ 1,505,000       158.3%
Lodging                                 $     4,552,000             $      3,901,000            $   651,000        16.7%
New Business Development                $     1,778,000             $      1,613,000            $   165,000       10.25%

                                      -----------------------------------------------------------------------------------
Total Product Sales Revenue             $    14,410,000             $     10,437,000            $ 3,973,000        38.1%
                                      ===================================================================================

       Year to date third quarter non-product revenues of $500,000 are fees for services provided to Brazil, primarily related to architectural designs for the layout of the manufacturing facility.

       Gross margins improved to 23% year to date fiscal 1999 third quarter compared with 17% a year ago. The gross margin improvement was due to the impact of higher volume on manufacturing fixed costs in the U.S. facility and the non-product revenue from management fees.

       A comparison of net sales, gross margin percentages and losses from operations follows:

                                                            YEAR TO DATE
                                                       ------------------------
                                                         APR. 03,      APR. 04,
                                                           1999          1998
                                                           ----          ----
                                                        (dollars in thousands)
Net sales...........................................$   14,909        $   10,437
Gross margin percentage.............................       23%               17%
Loss from operations................................$    (837)           (1,852)

Lodging Segment:

       Lodging sales are managed by major markets and lodging sales for these markets are as follows:

Cuisine Solutions, Inc. Lodging Sales by Market:

THIRD QUARTER SALES

                                       YTD FISCAL 1999              YTD FISCAL 1998              $CHANGE         %CHANGE
                                      -----------------            -----------------            ---------       ---------
Washington DC                           $       789,000              $       727,000              $    62,000        8.5%
Chicago                                         386,000                      333,000              $    53,000       15.9%
South                                           649,000                      536,000              $   113,000       21.1%
Miscellaneous East                              956,000                      976,000              $ ( 20,000)       -2.0%
                                      -----------------------------------------------------------------------------------
Total East                              $     2,780,000              $     2,572,000               $  208,000        8.1%
                                      ===================================================================================

Southwest                               $       974,000              $       684,000               $  290,000       42.4%
Northern California                             547,000                      335,000               $  212,000       63.3%
Miscellaneous West                              251,000                      310,000               $( 59,000)       14.0%
                                      -----------------------------------------------------------------------------------
Total West                              $     1,772,000              $     1,329,000               $  443,000       33.3%
                                      ===================================================================================

                                      -----------------------------------------------------------------------------------
Total Lodging Sales                     $     4,552,000              $     3,901,000               $  651,000       16.7%
                                      ===================================================================================

Transportation Segment

       Transportation sales year to date fiscal 1999 were up 41.6% and management is optimistic that double-digit trends will continue for the balance of fiscal 1999.

New Business

       The New Business Segment currently captures sales to retail, military, restaurants and the home meal replacement (HMR) markets and catalog sales. The 10.25% sales increase continues to be driven by increased demand in retail sales tied to the home meal replacement market. As well as increases in sales to the military.

European Sales

       European sales of seafood from the Company's Norwegian plant totaled $2,456,000 for year to date fiscal 1999 third quarter, up 158.3% compared with $951,000 a year-ago. European sales include sales to airlines, retail and banquet markets throughout Europe. The company is investigating opportunities to expand the Cuisine Solutions presence in Europe.

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

SELLING AND ADMINISTRATIVE EXPENSES

       A comparison of selling and general administrative costs follows:

                                                            YEAR TO DATE
                                                       ------------------------
                                                          APR. 03,       APR. 13,
                                                            1999           1998
                                                            ----           ----
                                                        (dollars in thousands)
Selling and administrative costs....................   $     5,116       $  4,255

       Selling and administrative costs as a percent of sales went from 41% year to date third quarter of fiscal 1998 to 34% for Q3 fiscal 1999. Actual spending increased to $5,116,000 from $4,255,000 a year ago. The increase resulted from sales and marketing investments at the corporate facility, legal expenditures required to register and protect the Cuisine Solutions and other trademarks owned by the company globally as well as the costs associated with the Nasdaq Stock Market de-listing. Management continues to investigate opportunities to reduce cost in General and Administration without impacting the objective of top line sales growth.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization increased $81,000 to $172,000 for year to date third quarter of fiscal year 1999, compared with $91,000 for the same period a year ago. This increase is related to the purchase of integrated business information systems software and related hardware installed during the fourth quarter of fiscal year 1998.

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

LIQUIDITY AND CAPITAL RESOURCES (STILL UPDATING)

       At April 3, 1999, the Company's combined total of cash and short-term investment balances was $4,097,000, compared with $1,610,000 at June 27, 1998. Additionally, the Company held investments of $7,773,000 and $10,600,000 at April 03, 1999 and June 27, 1998, respectively, with maturities greater than one year. There is no restriction of cash at the end of third quarter 1999.

       Net cash used by operations amounted to $315,000 for year to date 1999, compared to cash used of $1,649,000 a year ago. Cash in the amount of $3,400,000 was provided by investing activities, largely due to the sale of investments at maturity. Land held for resale was sold during the second quarter of fiscal year 1999, providing net proceeds of $85,000 for investing activities. Cash in the amount of $117,000 was used by financing activities to pay short-term loans, largely related to the Norwegian operations.

       The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of April 03, 1999, $622,000 was outstanding under this overdraft facility. The subsidiary can borrow up to $800,000 under this commitment.

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

New Business will continue to explore opportunities in the retail /HMR markets but will remain cautious since retailers have not claimed success in the area. Recent success has demonstrated strong, low cost opportunities in the in-store deli within retail channels. Management is considering methods to explore this opportunity without additional sales and marketing expenditures.

Management has dedicated some resources to pursuing sales to the military and has decided not to aggressively pursue catalog sales and new restaurant customers at this time.

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

YEAR 2000

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

Date:   May 17, 1999                    By:/s/Stanislas Vilgrain
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