Form 10-K
period 1999-06-26
CUISINE SOLUTIONS INC
filed 1999-10-01
CIK 737602

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(MARK ONE)


XX    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--    ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED: June 26, 1999
                                               -------------

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 13, 1999 as reported on the NASDAQ/OTC Bulletin Board Market Quotation System, was approximately $4,351,875. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 13, 1999, there were 13,255,838 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference in Parts III and IV of this Form 10-K Report:

Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be filed
- Items 10, 11, 12 and 13.

                        Exhibit Index is located on page.

                                     PART I

ITEM 1. BUSINESS

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company services the Food Service Industry by providing pre-prepared meals to replace meals previously prepared from "scratch". The Company develops, produces and markets chef-created, fully cooked, fully prepared entrees and sauces. The Company has targeted certain customer groups that require superior quality while serving meals in large volumes and has categorized the customer groups into three types, Lodging, On Board Services and New Business Development. The Company also provides management services and consulting to business partners as the Company expands global capabilities through partnerships with limited liability companies.

GENERAL

       The Company develops produces and markets chef-created, fully cooked, fully prepared entrees and sauces for the banquet, on board services, restaurant and home meal replacement industries. The Company's entrees and sauces are slow-cooked and pasteurized in its final packaging for guaranteed safety and award-winning flavor. The Company markets these products to upscale users that demand superior quality and use our product in place of product that was previously prepared by their own chefs. This ability to use pre-prepared product reduces the customers cost in product waste and labor, adds flexibility for last minutes changes and provides a consistent portion size. The Cuisine Solutions key to success is the ability to provide all of these benefits and deliver the level of quality our customers expect.

Cuisine Solutions currently serves product through three major sales channels, On Board Services, Lodging and New Business Development.

The On Board Services channel, formerly referred to as the Transportation Sales, has a customer base that serves meals while providing transportation services to the general public. The customer base includes airline and rail transportation service companies. Cuisine Solutions has the unique ability to service these companies globally through its multi-national production and distribution facilities providing these carriers with same meal service from two continents. Initial reception of our product into these channels has been favorable due to the quality, cost, and flexibility benefits realized by our customers. Cuisine Solutions has experienced a global sales growth of 73.3% versus fiscal 1998 in this sales channel during fiscal 1999, and currently expects this sales trend to continue through fiscal 2000.

The Lodging sales channel serves product to hotels, banquet centers, event caterers and hotel restaurants. The Company saw this market as an untapped opportunity since the competition in this market is "make from scratch" rather than other prepared meal suppliers. Cuisine Solutions is confident that this market will realize the benefits of pre-prepared product as these customer face an growing problem with a tight labor market and increased demand for flexibility. Since the purchasing decision in this market is decentralized, the Company must demonstrate the ability to deliver the level of quality expected to many purchasing decision levels. A process that requires more effort but will deliver a new market and deep, stable customer base for prepared foods. The Company also sees opportunities in event caterers and contract food service suppliers as a potential accelerated growth market. Event caterers are those that supply meals for events such as the Super Bowl, Masters Tournament, World Cup and other major entertainment events. Contract food service companies provide meal solutions to company cafeteria's, hospitals and retirement communities. During fiscal 1999, the Company experienced a 32.7% global sales growth in the Lodging channel versus fiscal 1998, and expects this trend to continue through fiscal 2000.

The New Business sales channel currently includes sales to retail in-store deli, military and restaurant distributors. Cuisine Solutions has experienced a growing interest in product demand from supermarkets for use in their in-store deli during fiscal 1999. The Company plans to re-position some sales efforts to explore this opportunity with the existing sales force without loss of service to our existing customer base. During fiscal 1999, the Company experienced a global sales growth of 7.4% in the New Business channel versus fiscal 1998, and expects single digit sales growth in this category during fiscal 2000.

The Company maintains manufacturing facilities in the United States and Norway, and sells its product in North America and Europe. The company is a partner in a limited liability company with a Brazilian partner, Sanoli Indsutria E Commercio Alimentacao Ltda, which will build a manufacturing facility and market product in the Mercusor market. The partnership includes management services to assist with the design and construction of a manufacturing facility as well as ongoing management service for operations, research and development, marketing and administrative support.

The Company opened the USDA-approved food processing plant in Alexandria, Virginia in May 1990, the Hjemeland, Norway plant in August 1994 and expects the Brazilian plant to be operational by August 2000.

The Company has signed a letter if intent to acquire a manufacturing facility in France to provide Cuisine Solutions "same meal solution" on both sides of the Atlantic. Nouvelle Carte currently serves some airline and banquet customers but the majority of the business is supplying home meal replacement products, fresh and frozen, to retail customers. The Company expects to complete the transaction by late fall, 1999.

The production process uses a method of food preparation, developed in France, which cooks meats, seafood, poultry, sauces and vegetables over longer periods of time using low heat. Before the cooking process begins, the product is vacuum-sealed in special plastic pouches that better maintain the food's flavor and moisture as compared to other methods of cooking. The cooking temperature as well as the cooling temperature are strictly controlled via computerized process control systems that are key to consistent high quality products. Following the completion of the cooking process, the product can be either frozen or refrigerated for distribution. Currently, all of the Company's products are frozen.

       Cuisine Solutions, Inc. was incorporated in the State of Delaware in 1974. Its principal executive offices are located at 85 South Bragg Street, Suite 600, Alexandria, VA 22312 and its telephone number at that location is
(703) 750-9600.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key customers, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

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

       During fiscal years 1991 through 1996, the Culinary Division successfully built its sales volume from zero to over $2 million in fiscal year 1991, and by fiscal year 1996 to $16 million. The Company restructured its sales organization and refocused its strategy on sales to the banquet industry (hotels, convention centers, casinos, airlines and other banquet providers) during fiscal year 1997. Because of sales and marketing disruptions related to this transition, sales declined during fiscal year 1997 to about $14 million. During fiscal year 1998 the Company continued its reorganization while sales remained steady at $14 million. The focused sales and marketing efforts began to show results as sales revenue increased to $21 million during fiscal 1999.

       The Company initially depended upon a national direct sales operation, which was formally organized in 1992. In fiscal year 1997 the emphasis shifted to a more focused sales organization that included an internal sales group, segmented by customer type, and additional sales support from a network of brokers and distribution organizations located in key markets nationwide. A sales program that includes trade advertising, promotions and far more frequent contact with a broader range of existing and potential high-volume customers was put into effect late in fiscal year 1997 and continued through fiscal year 1998. Those efforts have been duplicated during fiscal 1999 resulting in deeper penetration into key accounts as well as the addition of new customers.

       During the second quarter of fiscal year 1998, the Company purchased a parcel of land through bank financing for approximately $700,000 plus applicable fees. During the fourth quarter of fiscal year 1998, the Company re-negotiated the lease on the current facility, received significant cost reductions, and decided to expand capacity on the existing plant through capital investment and additional shifts. During fiscal 1999 the Company sold the property at a gain of $132,000.

       The Company intends to reap the benefits of its existing plant via high production volume while minimizing overhead costs. Management plans to initiate detailed analysis on production capabilities and location planning during fiscal 2000 to determine maximum capacity capabilities and long term production planning to meet future customer demand forecasts.

PRODUCTS

       The Company develops produces and markets chef-created fully cooked prepared entrees and sauces for the banquet, transportation, restaurant and home meal replacement industries. The Company's entrees and sauces are slow-cooked and pasteurized in its final packaging for guaranteed safety and award-winning flavor. The Company offers a wide range of high quality frozen entrees, side dishes, and sauces. The entree items consist of a variety of seafood, pork, beef and poultry items. Side dishes and sauces range from vegetables and rice to cream or tomato-based sauces, which allow the Company to plate thousands of signature combinations.

       The Company packages its products in two ways. Most products are vacuum-sealed and frozen in either single or multi-serving packaging and then case-packed. Single-pack items provide maximum customer flexibility, while multi-serving packs provide additional efficiency and economy for banquets. Both individual and multiple-serving vacuum packages seal the product prior to the cooking process and remain sealed until they are ready to be heated for serving. This maximizes the food quality and safety factor since the product is not exposed to elements or handled after the cooking process until opened by the chef. The sous vide preparation process also provides for long shelf lives minimizing the risk of product obsolescence and providing additional flexibility in production panning. A second packaging method, for customers wishing to use single serving portions, is Individually Quick Frozen packaging. In this method, individual servings of products are cooked, frozen, removed from vacuum package and sealed inside a plastic lined corrugated box for easy customer access to single servings.

The Company invested in an enrobed pasta line during fiscal 1998 and initiated product development during fiscal 1999. The enrobed pasta process production coats the pasta using special technology to provide uniform coverage and prevent the sauce from running off the product. Cooked pasta/sauce products with combinations of protein and/or vegetables are very appealing to our customer base due to the popularity of pasta among the general public. The flexibility in preparation of products to meet specific customer needs, and the cost to our customer to serve a meal versus the cost of a meals with poultry, meat or seafood, makes pasta an attractive alternative meal. This new product accounted for 2.4% of total Company revenue during fiscal 1999 and management believes it has tremendous sales and profit potential during fiscal 2000.

DISTRIBUTION

       The USA manufacturing facility distributes its products frozen to U.S. customers. The Company's wholly-owned Norwegian subsidiary produces product for sales in Europe and the USA.

       During fiscal year 1999, the Company continued to establish important new relationships with third party distribution warehouses to increase distribution capabilities throughout the United States. The Company currently manages fourteen outside warehouses strategically located throughout the USA. Internal MIS control systems monitor inventory levels at all warehouses with real-time information and provide DRP and MRP information for production and distribution planning

       The Company expanded distribution into the European markets in fiscal year 1995 in conjunction with the opening of the Norwegian production facility in 1994. Its products are stored in a number of regional frozen warehouses as well as at the Alexandria, Virginia plant. In fiscal year 1996 the Company improved its distribution of Norwegian Salmon to US customers by offering "direct ship" capabilities from the Norwegian plant directly to the customer. The Company intends to adopt alternative distribution means, as their customers need them. Export products are transported in frozen containers via ship.

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

CUSTOMER DEPENDENCY

       Due to the decentralized purchase decision process of customers within the Lodging channel, management does not believe any single customer creates a dependency relationship.

The On Board Services channel has sales to two airline catering companies that represent 32.6% of total Company sales in fiscal 1999 and the same two caterers accounted for 37% of total Company sales during fiscal 1998. One of the two caterers account for 22.9% of total Company sales in fiscal 1999 and 23.3% in fiscal 1998.

SEASONALLY

       Due to the increase in sales across in the On Board Services and Lodging sales channels, seasonality has been diluted. Currently sales trends do not reflect any significant seasonal trend.

COMPETITION

       The Company primarily competes for sales by replacing product prepared by Cuisine Solutions versus "in-house prepared from scratch". Cuisine Solutions is attempting to create new global markets for its products and currently experiences little direct competition.

RESEARCH & DEVELOPMENT

       For continuing operations, the Company invested $266,000, $269,000 and $169,000 in research and development activities in fiscal years 1999, 1998 and 1997, respectively. The Company invests in development on an ongoing basis in order to maintain the vitality of its product lines and to build sales.

REGULATION

       The Company is subject to various Federal, state and local laws affecting its business, including health, sanitation and safety regulations. The U.S. plant operates under USDA supervision over the handling and labeling of its products. The Company believes its operations comply in all material respects with applicable laws and regulations.

       The Company's Norwegian plant meets European Community standards and regulations. The Norwegian products, along with certain raw materials, are subject to import regulations.

EMPLOYEES

       The Company employs approximately 130 people including full-time and part-time workers and corporate staff.

GEOGRAPHIC SALES

       The Company's sales are primarily focused in the United States, with sales representing 82%, 89.8% and 91.2% of total sales for fiscal years 1999, 1998 and 1997, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

       The Company's capital stock is divided into two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock options plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law. The Company's Common Stock is traded in the over-the-counter market on the NASDQ/OTC Bulletin Board National Market System under the symbol CUIS. The following table sets forth for the quarters indicated the high and low sales prices per share as reported on the National Market System:

Year ended June 26, 1999                                    High                  Low
First Quarter.....................................          $ .938               $ .638
Second Quarter....................................            1.00                .3750
Third Quarter.....................................           1.500                 .500
Fourth Quarter....................................           1.562                1.000

Year ended June 27, 1998                                    High                  Low
First Quarter.....................................         $ 1.438               $ .938
Second Quarter....................................           1.688                1.000
Third Quarter.....................................           1.063                1.000
Fourth Quarter....................................           1.125                 .875

Year ended June 28, 1997                                    High                  Low
First Quarter.....................................         $ 2.688              $ 1.938
Second Quarter....................................           2.563                1.375
Third Quarter.....................................           2.000                1.063
Fourth Quarter....................................           1.500                1.063


AS OF SEPTEMBER 13, 1999 THERE WERE APPROXIMATELY 686 HOLDERS OF RECORD OF THE COMPANY'S COMMON STOCK.

No dividends were paid during fiscal year 1999, 1998 and 1997.

       On November 30, 1998, the Company was notified by NASDAQ that it no longer met the minimum $1.00 bid requirement to be included in the NASDAQ National Market and was delisted. The Company currently trades on the OTC Bulletin Board.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     FIVE YEAR SUMMARY
                                                                       (in thousands, except per share amounts)

                                                       1999          1998          1997             1996             1995
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                                              $ 20,722      $ 14,007      $    13,987      $    16,078      $    15,707

Loss from continuing operations (3)                       (733)       (3,121)            (934)          (2,224)            (706)

Net income (loss) (1); (2); (3); (3)                      (733)       (3,121)            (466)          (1,714)               24

Loss from continuing operations per share                 (.05)        (0.23)           (0.07)           (0.16)           (0.05)

Net income (loss) per share                               (.05)        (0.23)           (0.04)           (0.13)                -

Total assets                                             22,818        24,959           22,712           27,035           29,911

Long term debt, including current portion                 2,081         3,024            2,575            2,300            2,981

Stockholders' equity                                     17,607        19,503           18,125           22,782           24,481

Dividends per share                                           -             -                -                -                -


(1) Includes benefit from cumulative effect of change in accounting principle of $197 in 1996.


(2) Includes gains from sale on discontinued operations of $468, $313, $730, in 1997, 1996, and 1995 respectively.

(3)    Includes loss on equity method investment of $1,500 in 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       Fiscal 1999 revenue reflects a consolidated sales increase of 47.9% to $20,722,000 from fiscal year 1998 revenue of $14,007,000 and an increase of 48.2% versus fiscal 1997 revenue of $13,987,000. The consolidated fiscal 1999 increase in sales was driven by a 31.4% increase in US sales and a 159.2% increase in sales to Europe and revenue from management services versus fiscal 1998 revenue.

       Loss from continuing operations for fiscal 1999 was $733,000 versus $3,121,000 for fiscal 1998 and $466,000 for fiscal 1997. The loss reduction for fiscal 1999 was due to the increased sales volume and related volume efficiencies in manufacturing production costs.

SALE AND GROSS MARGINS

       The Company's sales of high-quality frozen foods have been to lodging, airlines and other food service providers who order direct and/or through their distributor networks. In fiscal year 1999 total Lodging sales represented 30.8%, On Board Services 50.2%, New Business customers 16.6%, and 2.4% in management services.

A comparison of net sales, gross margin percentages and losses from operations as follows:

                                                                         Year Ended
                                                       June 26,                June 27,               June 28,
                                                           1999                    1998                   1997
                                                           ----                    ----                   ----
Net Sales                                         $  20,722,000           $  14,007,000          $  13,987,000
Gross margin percentage                                     24%                     17%                    14%
Loss from operations                             $  (1,620,000)          $  (4,269,000)         $  (2,366,000)

Execution of strategic sales planning led to revenue of $20,722,000 in fiscal 1999, up 47.9% from fiscal 1998 revenue of $14,007,000 and up 48.1% from fiscal 1997 revenue of $13,987,000.

The Company experienced an explosive growth in the On Board services channel during fiscal 1999, accounting for 65.6% of the total Company increase in sales revenue. This growth is attributed to the second year results of a focused strategy by the On Board Services Sales Group to penetrate the passenger airline and rail transportation services market that was initiated in 1997. The Company anticipates fiscal 2000 sales growth in this channel to meet or exceed fiscal 1999 levels.

Lodging sales increase accounted for 23.4% of the total company sales growth. This increase was also the impact of a vision to create a new market by replacing items prepared "in house" with pre-prepared frozen entrees. The Company anticipates marginally increasing sales each year as the marketing efforts begin produce results. The Company anticipates fiscal 2000 sales growth to meet or exceed fiscal 1999 levels in this channel.


New Business revenue increases accounted for 3.5% of the total increase through improvements in the retail channel and management services to Brazil accounted for 7.5% of the increase.

Total sales to Europe from the Norwegian facility were $3,717,000 during fiscal 1999, $1,429,000 in fiscal 1998 and $1,231,000 in fiscal 1997. The sales growth rates were 160% in fiscal 1999 versus 16% in fiscal 1998. The increase in Norway's European activity is a direct result of increased efforts at penetrating strategic customer accounts.

       Gross margins as a percent of sales increased to 24% for fiscal 1999 compared to 17% in fiscal 1998 and 14% in fiscal 1997. The increase is attributed to manufacturing efficiencies related to volume versus overhead costs and strategic contract purchasing of raw materials. Management service fees created 1.6% of the improvement via revenue without cost of goods, 1.4% was due to depreciation reductions due to equipment reaching its expected life and 4% of the improvement was created by volume efficiencies and strategic purchasing.

SELLING AND ADMINISTRATION EXPENSES:

       A comparison of selling and general administrative costs follows:

                                             Year Ended

                                         June 26,             June 27,              June 28,
                                             1999                 1998                  1997
Selling costs                          $4,181,000           $4,377,000            $2,441,000
General administrative costs            2,476,000            2,220,000             1,816,000
                                       ----------           ----------            ----------
                                       $6,657,000           $6,597,000            $4,257,000

       Selling and administration costs as a percentage of sales were 32% in fiscal 1999, 47% in fiscal 1998 and 30.4% in fiscal 1997. The fiscal 1999 decrease reflects the impact of increased sales while minimizing additional expenditures. The increase in fiscal 1998 versus 1997 reflects the initial investment in sales personnel and marketing programs required to support the long term sales and marketing strategy .The fiscal 1999 increase in general administrative costs were driven by depreciation on new information systems, additional legal expenditures related to the NASDAQ delisting and trademark maintenance for Cuisine Solutions worldwide and travel related to Norway activity and investigation into potential acquisitions. The fiscal 1998 general and administration expenses reflect an increase in travel and depreciation costs associated with new information systems

DEPRECIATION AND AMORTIZATION

       The fiscal year 1999 depreciation and amortization costs decreased by $126,000 over fiscal year 1998 to $879,000 as a result of equipment and leasehold improvements nearing the end of its useful life, netted against investments in capital assets for its operations. Actual fiscal year 1998 depreciation and amortization costs decreased by $191,000 over fiscal year 1997 to $1,058,000. Actual fiscal year 1997 depreciation and amortization costs increased by $55,000 over fiscal year 1996 to $1,249,000 as a result of investments in capital assets for its operations.

NON-OPERATING INCOME AND EXPENSE

       Interest expense relates to the borrowings relating to the Company's U.S. and Norwegian subsidiary, including the Norwegian capital lease. At June 26, 1999, the Company had borrowings of $1,457,000, bearing interest at rates ranging from 6.9% to 8.5%. The majority of these borrowings of $1,428,00 were through its Norwegian facility. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year. The Company's U.S. operations represent $18,000 of these borrowings.

       Non-operating income for fiscal 1999 of $1,084,000 related to interest income and capital gains earned on the investments held by the Company.

DISCONTINUED OPERATIONS

       The gain from sale of discontinued operations for fiscal year 1997 relates to reversal of certain accruals related to the former Bakery and Restaurant Divisions of $154,000 due to the settlement of certain leases relating to the former restaurants and bakeries, of which $60,000 was recorded in the fourth quarter of 1997, and income tax benefits applied of $314,000, of which $110,000 was recorded in the fourth quarter of 1997. During fiscal year 1999, the Company reversed the $72,000 accrual related to a lease.

IMPACT OF INFLATION AND THE ECONOMY

       Inflation in labor and ingredient costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to, but generally higher than the federal minimum rates.

       The Company's sales pricing structure allows for the fluctuation of raw material prices. As a result, market price variations do not significantly affect the gross margin realized on product sales. Customer sensitivity to price changes can influence the overall sales of individual products. The Company performs price reviews and publishes changes each calendar quarter.

LIQUIDITY AND CAPITAL RESOURCES

       In fiscal year 1999, the Company experienced an increase in its liquidity through the sale of securities for capital gains, the collection of the federal income tax receivable and the sale of the real estate. Inventory and receivables increased due to the higher sales volume and requirements to have adequate inventory on hand to meet customer demand resulting in an increase in cash tied up in inventory and receivables. The combined total of the cash and short-term investment balances was $2,211,000 and $1,610,000 at June 26, 1999 and June 27, 1998, respectively. Additionally, the Company held investments of $7,950,000 and $10,600,000 at June 26, 1999 and June 27, 1998, respectively, with maturities greater than one year.

       In fiscal year 1998, the Company experienced an increase in its liquidity due to the payment in full all notes receivables from Food Research Corporation
(FRC) its majority shareholder. The combined total of the cash and short-term investment balances was $1,610,000 (of which $645,000 is restricted) and $1,451,000 at June 27, 1998 and June 28, 1997, respectively. Additionally, the Company held investments of $10,600,000 and $10,217,000 at June 27, 1998 and June 28, 1997, respectively, with maturities greater than one year.

       In fiscal year 1997, the Company experienced a decline in its liquidity. The combined total cash and short-term investment balances was $1,451,000 and $9,520,000 at June 28, 1997 and June 29, 1996, respectively. Additionally, the Company held investments of $10,217,000 and $5,598,000 at June 28, 1997 and June 29, 1996, respectively, with maturities greater than one year.

       Cash used by operations in fiscal year 1999 amounted to $560,000 compared to cash used in fiscal 1998 of $3,040,000, and cash used in fiscal year 1997 of $1,308,000. The cash used in fiscal year 1999 relates to the funds needed to finance the Company's operations and increase inventory. The cash used in fiscal year 1998 relates to the funds needed to finance the Company's operations, along with increases in trade and income tax receivable. The cash used in fiscal year 1997 relates to the funds needed to finance the Company's operations along with increases in trade, income tax and notes receivable.

       Cash in the amount of $2,048,000 was provided by investing activities in fiscal year 1999. During fiscal year 1999 the company sold securities for capital gains and the property purchased for the plant relocation. Cash in the amount of 3,564,000 was provided by investing activities in fiscal year 1998. During fiscal year 1998 the Company received payment in full of $4,399,000 of notes receivable and accrued interest from it majority shareholder, FRC. Cash in the amount of $5,791,000 was used by investing activities in fiscal year 1997. During 1997, the Company funded a loan to its majority shareholder, FRC in the amount of $2,441,000. In addition to these loans, three loans from FRC totaling $1,966,000 were outstanding as of June 29, 1997 and June 29, 1996, with maturity dates ranging from July 1, 1997 through October 1, 1997. The three loans that were outstanding as of June 29, 1996 are secured by assets of FRC. All of the notes due from FRC were paid in full during fiscal year 1998.

       During fiscal year 1999 the Company made capital expenditures of $220,000. These investments involved small equipment purchases, personal computers and software upgrades. The Company had net purchases totaling $716,000 in fiscal year 1998 related to manufacturing and systems upgrades. During fiscal year 1997, the Company made capital expenditures of $413,000.

       In fiscal year 1999, cash used by financing activities totaled $943,000. The majority of these funds we applied against the bank note of $645,000 which was used to finance the purchase of land with and the remaining cash were applied to the Norwegian debt. Fiscal year 1998,cash in the amount of $196,000 was used by financing activities, which is attributable to the debt acquired by the Norwegian facility in the amount of $115,000, offset by payments of $311,000. In fiscal year 1997, cash in the amount of $590,000 was provided by financing activities, which is attributable to the debt acquired by the Norwegian and U.S. facilities in the amount of $713,000 and $31,000, respectively, offset by payments of $154,000.

       During the second quarter of fiscal year 1998, the Company purchased a parcel of land using bank financing for approximately $700,000 plus applicable fees. The purchase, initiated as part of an expansion plan, included financing through an approved $8.2 million industrial revenue bond. During the fourth quarter of fiscal year 1998, the Company re-negotiated the lease on the current facility, received significant cost reductions, and decided to expand capacity at the existing plant through capital investment and additional shifts. During fiscal 1999, the land was sold.

       The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of June 26, 1999 $623,000 was outstanding under this overdraft facility. During fiscal year 1996, CSI Norway increased its overdraft facility balance, and can borrow up to $800,000 under this commitment. The overdraft facility is protected by a letter of credit posted by the U.S. operations banking institution and renewed annually.

FUTURE PROSPECTS

       In fiscal year 2000, the Company intends to remain focused on the objective of becoming the preferred global supplier to the Lodging and On Board Services channel. The continued investment in sales and marketing awareness spending, initiated during fiscal 1998, is expected to continue to produce the double digit sales growth through fiscal year 2000. Armed with a full line of products and expanded capabilities due to the proposed acquisition of Nouvelle Carte, the Company will continue to pursue sales growth in the European markets. The additional production capabilities obtained through the acquisition of Nouvelle Carte will provide the Company with the ability to offer airlines expanded same meal service on both sides of the Atlantic, as well as flights to countries other than the USA. Nouvelle Carte's successful retail channel and solid relationship with major retailers such as Carrefour will provide the company with the contacts and capabilities to expand this success to the South American retail market. Fiscal 2000 will also produce an additional manufacturing facility in Brazil to service the Mercusor markets for Airline, Lodging and other foods service channels in additional to retail and export opportunities. Brazil is currently scheduled to begin producing product by June 2000.

Customers have expressed a strong interest in the Cuisine Solutions enrobed pasta line. The company has prepared initial orders and allocated the required production resources to plan on substantial demand for this product line. The current production facility has planned adequate resources to produce up to $17 million in annual sales of this product line.

Cuisine Solutions has expanded it current facility to operate two shifts to meet current and future sous vide production demands. Management has initiated a project to evaluate the current facility to determine revised maximum capabilities and begin the planning process to determine the size and equipment lines to meet long term demand.

The Company plans to have these plans completed by the close of fiscal 2000.

       The Company has undertaken a comprehensive Year 2000 compliance program. This program addresses the Company's products they sell as well as the Customer Service and Technical support functions. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. During fiscal year 1998 the Company made investments in capital expenditures of $716,000. These expenditures represent $360,000 of manufacturing equipment, and $345,000 of hardware and software programs. The equipment, hardware and software purchased have been tested for year 2000 compliance. The Company is currently utilizing both internal and external resources to identify, correct or reprogram, and test any other systems it has for the year 2000 compliance. The Company has completed testing of its internal systems and all systems, except a package labeling system are year 2000 compliant. The package labeling system will be replaced by new equipment by late October 1999. The Company has establish procedures to inventory all of its automated computer based systems, developed a team to implement a plan for year 2000 conversion, confirmed with the manufacturers of equipment, computer and software that its systems will function properly in the year 2000 and contacted vendors and customers to request an update of their Year 2000 preparations. The Company has already received assurance from its banking institution of its initiatives in place for year 2000 compliance. Management does not expect the year 2000 conversion to have a material effect on its financial position or results of operations.

            .

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

       Interest rates,and

       Foreign exchange rates.

Interest Rates:

       The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment and debt portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers. A portion of the debt portfolio has fluctuating interest rates that change with changes in the market. Information about the Company's investment portfolio is set forth in Footnote 1 of Item 14(a) of the Form 10-k.

Foreign Currency Risk

       International operations constitute 18% of fiscal year 1999 Company sales. The majority of the Company's sales are denominated in U.S. dollars, thereby limiting the Company's risk to changes in foreign currency rates. The Norwegian subsidiary's sales are denominated in Norwegian kroner. As currency exchange rates change, translation of the income statements of the Norway operations into U.S. dollars affects year-over-year comparability of operating results. Sales, which are subject to these foreign currency fluctuations, are approximately 18% of the Company's sales. The net assets of the subsidiary are approximately 3.7% of the Company's net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe the exposure or the cost justifies it. Information about the Company's foreign currency translation policy is set forth in Footnote 1 of Item 14(a)(1) of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this Item 8 is included at Item 14(a)(1) and
(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on October 28, 1998, the Registrant's Board of Directors elected to retain Grant Thornton LLP as its independent auditor and to dismiss KPMG LLP ("KPMG"). Heretofore KPMG had acted as the Registrant's independent auditor. The decision to change auditors was approved by the Registrant's Audit Committee and Board of Directors.

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

NAME                                AGE  OFFICE HELD WITH COMPANY                             SINCE
----                                ---  ------------------------                             -----
Stanislas Vilgrain                   40  President and Chief Executive Officer                 1994

Carl M. Youngman                     57  Treasurer                                             1996

Michael McCloud                      36  Executive Vice President                              1997

Robert Murphy                        36  Vice President and Chief Financial Officer            1998


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

       Mr. McCloud came to the Company in October 1996. Prior to joining the Company, Mr. McCloud was Vice President of Sales for Edwards Baking Company since July 1994. He previously served as Edwards' Vice President of Marketing, and as that Company's Director of Marketing. Before joining Edwards, Mr. McCloud was Director of Marketing for Borden, Inc.'s snacks and international consumer products division. He has also held sales and marketing positions with units of Coca-Cola, USA and Proctor & Gamble. Mr. McCloud holds a BS degree in Management.

       Mr. Murphy joined the Company in November 1997 and was appointed Vice President and Chief Financial Officer. Mr Murphy has 20 years of food experience, 14 of which are in the manufacturing sector. Prior to joining the Company, Mr. Murphy was the Senior Director of Acquisitions and Integration for Edwards Baking Company.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a) Index to Financial Statements

                                                                                                   Page
                                                                                                   ----
    (1)     Financial Statements:

            Report of Independent Accountants................................................
                 Grant Thornton LLP.as of and for the year ended June 26, 1999...............      F-1
                 KPMG LLP as of June 27, 1998 and for the years ended June
                 27, 1998 and June 28, 1997

            Consolidated Balance Sheets - June 26, 1999 and June 27, 1998....................      F-2

            Consolidated Statements of Operations - Fiscal Years Ended
                 June 26, 1999, June 27, 1998, and June 28, 1997.............................      F-3

            Consolidated Statements of Changes in Stockholders' Equity - Fiscal
                 Years Ended June 26, 1999, June 27, 1998, and June 28, 1997.................      F-4

            Consolidated Statements of Cash Flows - Fiscal Years Ended
                 June 26, 1999, June 27, 1998 and June 28, 1997..............................      F-5

            Notes to Consolidated Financial Statements - June 26, 1999.......................      F-6


    (2)     Financial Statement Schedule:....................................................

            Schedule II--Valuation and Qualifying Accounts...................................      F-7

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

              23.2   Consent of Independent Accountants- KPMG LLP

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

                   Signature                                     Title                                              Date
------------------------------------------------      --------------------------------                        ------------------
      /s/ Jean-Louis Vilgrain                         Chairman of the Board                                   September 17, 1999
------------------------------------------------                                                              ------------------
      Jean-Louis Vilgrain

      /s/ Stanislas Vilgrain                          President,                                              September 17, 1999
------------------------------------------------      Chief Executive Officer                                 ------------------
      Stanislas Vilgrain

      /s/ Carl Youngman                               Director                                                September 17, 1999
------------------------------------------------      Treasurer                                               ------------------
      Carl M. Youngman

      /s/ Bruno Goussault                             Director                                                September 17, 1999
------------------------------------------------                                                              ------------------
      Bruno Goussault

      /s/ Alexandre Vilgrain                          Director                                                September 17, 1999
------------------------------------------------                                                              ------------------
      Alexandre Vilgrain

      /s/ Charles McGettigan                          Director                                                September 17, 1999
------------------------------------------------                                                              ------------------
      Charles McGettigan

      /s/ David Jordan                                Director                                                September 17, 1999
------------------------------------------------                                                              ------------------
      David Jordan

      /s/ Nancy Schaefer                              Director                                                September 17, 1999
------------------------------------------------                                                              ------------------
      Nancy Schaefer

      /s/ Michael McCloud                             Executive Vice President                                September 17, 1999
------------------------------------------------                                                              ------------------
      Michael McCloud

      /s/ Robert Murphy                               Vice President &                                        September 17, 1999
------------------------------------------------      Chief Financial Officer                                 ------------------
      Robert Murphy                                   (Principal Financial and Accounting Official)



\
Independent Auditors' Report

The Board of Directors and Stockholders

CUISINE SOLUTIONS, INC.:

We have audited the accompanying consolidated balance sheet of Cuisine Solutions, Inc. and subsidiaries as of June 26, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements we also have audited the financial statement schedule for the year ended June 26, 1999, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc., and subsidiaries as of June 26, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 26, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

            .




                                        GRANT THORNTON LLP

Vienna, Virginia
September 10, 1999

The Board of Directors and Stockholders

CUISINE SOLUTIONS, INC.:

       We have audited the accompanying consolidated balance sheet of Cuisine Solutions, Inc. and subsidiaries as of June 27, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for years then ended June 27, 1998 and June 28, 1997. In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule for the years ended June 27, 1998 and June 28, 1997, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc., and subsidiaries as of June 27, 1998, and the results of their operations and their cash flows for the years ended June 27, 1998 and June 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended June 27, 1998 and June 28, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

            .




                                        KPMG LLP

                                        Washington, D.C.
                                        September 29, 1998

                            CUISINE SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                  -----------------------------------------------
                                                                                        June 26,                  June 27,
                                                                                          1999                      1998
                                                                                  ---------------------     ---------------------
ASSETS
Current Assets
  Cash and cash equivalents                                                                $ 1,225,000                 $ 681,000
  Investments, current (including restricted investments of $0
      and $645,000, respectively)                                                              986,000                   929,000
  Accounts receivable, trade                                                                 3,469,000                 2,986,000
 Inventory                                                                                   4,132,000                 2,385,000
 Prepaid expenses                                                                              242,000                   560,000
 Current portion of notes receivable, related party                                             34,000                    41,000
 Income tax receivable                                                                               -                 1,062,000
 Other current assets                                                                          682,000                   365,000
                                                                                  ---------------------     ---------------------
   TOTAL CURRENT ASSETS                                                                     10,770,000                 9,009,000

Investments, noncurrent                                                                      7,950,000                10,600,000
Land held for sale                                                                                   -                   730,000
Fixed assets, net                                                                            3,238,000                 3,902,000
Note receivable, officer and related party, including accrued interest,
   less current portion                                                                        479,000                   462,000
Other assets                                                                                   381,000                   256,000
                                                                                  ---------------------     ---------------------
   TOTAL ASSETS                                                                           $ 22,818,000              $ 24,959,000
                                                                                  =====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                                          $ 623,000               $ 1,399,000
  Accounts payable and accrued expenses                                                      2,129,000                 1,549,000
  Accrued payroll and related liabilities                                                      993,000                   788,000
  Accrued store closings                                                                             -                    72,000
  Other accrued taxes                                                                            9,000                    23,000
                                                                                  ---------------------     ---------------------
     Total current liabilities                                                               3,754,000                 3,831,000

Long-term debt, less current portion                                                         1,457,000                 1,625,000
                                                                                  ---------------------     ---------------------
    Total liabilities                                                                        5,211,000                 5,456,000
                                                                                  ---------------------     ---------------------

Commitments and Contingencies                                                               -                         -

Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,078,620  shares issued and
    13,285,838 and 13,822,543 shares outstanding at June 26,                                   141,000                   141,000
    1999 and June 27, 1998 respectively
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                                      -                         -
 Additional paid-in capital                                                                 21,352,000                21,352,000
 Retained earnings (accumulated deficit)                                                    (1,407,000)                 (674,000)
Accumulated Other Comprehensive Income
   Unrealized (losses) gains on debt and equity investments                                   (513,000)                  106,000
   Cumulative translation adjustment                                                            51,000                    18,000
 Treasury stock, at cost (792,782 and 256,077shares                                         (2,017,000)               (1,440,000)
    at June 26, 1999 and June 27, 1998 respectively)
                                                                                  ---------------------     ---------------------
    Total stockholders' equity                                                              17,607,000                19,503,000
                                                                                  ---------------------     ---------------------


                                                                                  ---------------------     ---------------------
  Total liabilities and stockholders' equity                                              $ 22,818,000              $ 24,959,000
                                                                                  =====================     =====================


See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended
                                                                ------------------------------------------------------------
                                                                    June 26,           June 27,              June 28,
                                                                      1999               1998                  1997
                                                                -----------------  ------------------  ---------------------
NET SALES                                                            $20,722,000         $14,007,000            $13,987,000

COST OF GOODS SOLD                                                    15,670,000          11,558,000             12,015,000
                                                                -----------------  ------------------  ---------------------
    GROSS MARGIN                                                       5,052,000           2,449,000              1,972,000

SELLING AND ADMINISTRATION                                             6,657,000           6,597,000              4,257,000
DEPRECIATION AND AMORTIZATION                                            226,000             136,000                110,000
OTHER OPERATING INCOME                                                  (211,000)            (15,000)               (29,000)
                                                                -----------------  ------------------  ---------------------
    LOSS FROM OPERATIONS                                              (1,620,000)         (4,269,000)            (2,366,000)
                                                                -----------------  ------------------  ---------------------

NONOPERATING INCOME (EXPENSE)
    INVESTMENT INCOME                                                  1,084,000             955,000              1,093,000
    INTEREST EXPENSE                                                    (208,000)           (110,000)              (105,000)
    OTHER INCOME (EXPENSE)                                                17,000              (7,000)                 5,000
                                                                -----------------  ------------------  ---------------------
        TOTAL  NONOPERATING INCOME                                       893,000             838,000                993,000
                                                                -----------------  ------------------  ---------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, DISCONTINUED OPERATIONS,                                       (727,000)         (3,431,000)            (1,373,000)
PROVISION FOR INCOME TAX BENEFIT (EXPENSE)                                (6,000)            310,000                439,000
                                                                -----------------  ------------------  ---------------------

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED
  OPERATIONS NET OF TAXES                                               (733,000)         (3,121,000)              (934,000)


GAIN FROM SALE OF DISCONTINUED OPERATIONS, NET OF TAXES                        -                   0                468,000

                                                                -----------------  ------------------  ---------------------
NET LOSS                                                         $      (733,000)   $     (3,121,000)   $          (466,000)
                                                                =================  ==================  =====================

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:
  CONTINUING OPERATIONS,  BEFORE DISCONTINUED OPERATIONS,
   NET OF TAXES                                                  $         (0.05)   $          (0.23)   $             (0.07)
  DISCONTINUED OPERATIONS                                                      -                   -                   0.03
                                                                -----------------  ------------------  ---------------------
NET LOSS PER COMMON SHARE                                        $         (0.05)   $          (0.23)   $             (0.04)
                                                                =================  ==================  =====================

WEIGHTED AVERAGE SHARES OUTSTANDING                                   13,625,430          13,822,543             13,822,543
                                                                =================  ==================  =====================


See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                      Retained
                                                                 Additional           Earnings          Cumulative
                                              Common              Paid-In           (Accumulated        Translation
                                              Stock               Capital             Deficit)          Adjustment
                                       ------------------   ------------------  -----------------     ---------------

                                       ------------------   ------------------  -----------------     ---------------
 BALANCE, JUNE 29,1996                           141,000           21,352,000          2,789,000              50,000
COMPREHENSIVE INCOME/(LOSS)
   1997 NET LOSS                                     -                    -             (466,000)                -
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND
   EQUITY INVESTMENTS                                -                    -                  -                   -
   TRANSLATION ADJUSTMENT                            -                    -                  -               (37,000)

   OTHER COMPREHENSIVE INCOME/(LOSS)

COMPREHENSIVE INCOME/(LOSS)
   LOAN TO MAJORITY SHAREHOLDER,
    INCLUDING ACCRUED INTEREST,NET                   -                    -                  -                   -
                                       ------------------   ------------------  -----------------     ---------------
BALANCE, JUNE 28,1997                   $        141,000     $     21,352,000    $     2,323,000       $      13,000
COMPREHENSIVE INCOME/(LOSS)
   1998 NET LOSS                                     -                    -           (3,121,000)                -
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND
   EQUITY INVESTMENTS                                -                    -                  -                   -
   TRANSLATION ADJUSTMENT                            -                    -                  -                 5,000

   OTHER COMPREHENSIVE INCOME/(LOSS)

COMPREHENSIVE INCOME/(LOSS)
    REPAYMENT OF LOAN TO MAJORITY
       SHAREHOLDER  INCLUDING
        ACCRUED INTEREST, NET                        -                    -              124,000                 -
                                       ------------------   ------------------  -----------------     ---------------
BALANCE, JUNE 27,1998                   $        141,000     $     21,352,000    $      (674,000)      $      18,000
                                       ==================   ==================  =================     ===============
COMPREHENSIVE INCOME/(LOSS)
   1999 NET LOSS                                                                        (733,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED LOSSES ON DEBT AND
   EQUITY INVESTMENTS
   TRANSLATION ADJUSTMENT                                                                                     33,000

   OTHER COMPREHENSIVE INCOME/(LOSS)

COMPREHENSIVE INCOME/(LOSS)

 TREASURY SHARES PURCHASES
                                       ------------------   ------------------  -----------------     ---------------
BALANCE, JUNE 26,1999                   $        141,000     $     21,352,000    $    (1,407,000)      $      51,000
                                       ==================   ==================  =================     ===============

                                                                                  Note Receivable
                                       Unrealized Gains                            From Majority
                                       (Losses) on Debt                             Shareholder,           Total
                                         and Equity             Treasury             Including          Stockholders'
                                         Investments             Stock            Accrued Interest         Equity
                                       -----------------   ------------------   --------------------  ------------------

                                       -----------------   ------------------   --------------------  ------------------
 BALANCE, JUNE 29,1996                         (110,000)          (1,440,000)                   -            22,782,000
COMPREHENSIVE INCOME/(LOSS)
   1997 NET LOSS                                    -                    -                      -              (466,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND
   EQUITY INVESTMENTS                           121,000                  -                      -               121,000
   TRANSLATION ADJUSTMENT                           -                    -                      -               (37,000)
                                                                                                      ------------------
   OTHER COMPREHENSIVE INCOME/(LOSS)                                                                             84,000

COMPREHENSIVE INCOME/(LOSS)                                                                                    (382,000)
   LOAN TO MAJORITY SHAREHOLDER,
    INCLUDING ACCRUED INTEREST,NET                  -                    -               (4,275,000)         (4,275,000)
                                       -----------------   ------------------   --------------------  ------------------
BALANCE, JUNE 28,1997                   $        11,000     $     (1,440,000)    $     $ (4,275,000)   $     18,125,000
COMPREHENSIVE INCOME/(LOSS)
   1998 NET LOSS                                    -                    -                      -            (3,121,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND
   EQUITY INVESTMENTS                            95,000                  -                      -                95,000
   TRANSLATION ADJUSTMENT                           -                    -                      -                 5,000
                                                                                                      ------------------
   OTHER COMPREHENSIVE INCOME/(LOSS)                                                                            100,000

COMPREHENSIVE INCOME/(LOSS)                                                                                  (3,021,000)
    REPAYMENT OF LOAN TO MAJORITY
       SHAREHOLDER  INCLUDING
        ACCRUED INTEREST, NET                       -                    -                4,275,000           4,399,000
                                       -----------------   ------------------   --------------------  ------------------
BALANCE, JUNE 27,1998                   $       106,000     $     (1,440,000)    $              -      $     19,503,000
                                       =================   ==================   ====================  ==================
COMPREHENSIVE INCOME/(LOSS)
   1999 NET LOSS                                                                                               (733,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED LOSSES ON DEBT AND                                         -                                          -
   EQUITY INVESTMENTS                          (619,000)                                                       (619,000)
   TRANSLATION ADJUSTMENT                                                                                        33,000
                                                                                                      ------------------
   OTHER COMPREHENSIVE INCOME/(LOSS)                                                                           (586,000)

COMPREHENSIVE INCOME/(LOSS)                                                                                  (1,319,000)
                                                                                                                    -
 TREASURY SHARES PURCHASES                                          (577,000)                                  (577,000)
                                       -----------------   ------------------   --------------------  ------------------
BALANCE, JUNE 26,1999                   $      (513,000)    $     (2,017,000)    $              -      $     17,607,000
                                       =================   ==================   ====================  ==================


See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended
                                                                  -----------------------------------------------------
                                                                       June 26,            June 27,        June 28,
                                                                         1999                1998            1997
                                                                  ----------------   ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $     (733,000)    $   (3,121,000)   $     (466,000)
Adjustments to reconcile net loss to
  net cash (used in) provided by operating activities
   Gain from sale of discontinued operations                                  -                  -            (161,000)
   Depreciation and amortization                                          879,000          1,058,000         1,249,000
   Gain on disposal of fixed assets                                           -                  -              10,000
   Change in cumulative translation adjustment                             33,000              5,000           (37,000)
   Gain on sale of land held for resale                                  (136,000)               -                 -
   Income tax benefit                                                         -             (310,000)              -
   Changes in assets and liabilities, net of
   effects of non-cash transactions:
    Increase  in accounts receivable trade, net                          (483,000)          (629,000)         (981,000)
    (Increase) decrease in inventory                                   (1,747,000)          (386,000)           91,000
    Decrease (Increase) in prepaid expenses                               318,000           (230,000)         (193,000)
    (Increase)  decrease in notes receivable, related party               (10,000)           156,000          (305,000)
    Decrease (Increase)  in income tax receivable                       1,062,000              1,000          (753,000)
    (Increase) decrease in other assets                                  (443,000)            (4,000)          (41,000)
    Increase in accounts payable and accrued expenses                     580,000            354,000           273,000
    Increase in accrued payroll and related liabilities                   205,000            157,000            87,000
    Decrease in accrued store closing costs                               (72,000)               -             (64,000)
    Decrease in other accrued taxes                                       (13,000)           (91,000)          (17,000)
                                                                  ----------------   ----------------  ----------------
  Net cash (used in) provided by operating activities                    (560,000)        (3,040,000)       (1,308,000)
                                                                  ----------------   ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of investments                                                   2,031,000          9,305,000        10,660,000
  Purchase of investments                                                 (57,000)        (9,424,000)      (13,598,000)
  Purchase of Treasury Stock                                             (577,000)               -                 -
  Notes receivable paid by (issued to) majority shareholder                   -            4,399,000        (2,441,000)
  Proceeds on disposal of land                                            871,000                -                 -
  Proceeds on disposal of fixed assets                                        -                  -               1,000
  Capital expenditures                                                   (220,000)          (716,000)         (413,000)
                                                                  ----------------   ----------------  ----------------
    Net cash provided by (used in)  investing activities                2,048,000          3,564,000        (5,791,000)
                                                                  ----------------   ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                           -              115,000    $      744,000
  Reductions of debt                                                     (944,000)          (311,000)         (154,000)
                                                                  ----------------   ----------------  ----------------
      Net cash (used in) provided by financing activities                (944,000)          (196,000)          590,000
                                                                  ----------------   ----------------  ----------------

      Net increase (decrease) in cash and cash equivalents                544,000            328,000        (6,509,000)
      Cash and cash equivalents, beginning of period                      681,000            353,000         6,862,000
                                                                  ----------------   ----------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    1,225,000     $      681,000    $      353,000
                                                                  ================   ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
      Interest                                                     $      206,000     $      123,000    $      131,000
      Income taxes                                                 $          -       $          -      $          -
                                                                  ================   ================  ================

Non Cash Activities
      Land purchased under short term note                         $          -       $      645,000    $          -
      Unrealized gains (losses) on debt and equity investments     $     (619,000)    $       95,000    $      121,000
                                                                  ================   ================  ================

See accompanying notes to consolidated financial statements

                            CUISINE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

       The Company develops produces and markets chef-created fully cooked, fully prepared entrees and sauces for the banquet, transportation, restaurant and home meal replacement industries.

       The Company targets the Lodging and On Board Services industries. Lodging target customers include hotels, event caterers, food service contractors and other large banquet facilities.
On Board Services customers include airline and rail transportation service companies. The Company services the airlines in both the USA and Europe. The Norwegian facility distributes product throughout Europe servicing the Lodging customers through distributors and Nouvelle Carte, a French manufacturer and distributor of sous vide products. Norway production supplies all salmon sales in the USA.

The Company manages developing opportunities through a sales channel called New Business Development. This channel currently includes retail, restaurants, military and catalog sales.

PRINCIPLES OF CONSOLIDATION

       The financial statements include the consolidated accounts of Cuisine Solutions, Inc. and its subsidiaries (collectively "the Company"). All significant inter-company transactions have been eliminated in the financial statements.

FISCAL YEAR

       The Company utilizes a 52/53 week fiscal year that ends on the last Saturday in June. Fiscal years 1999, 1998 and 1997 contain 52 weeks .


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

INVESTMENTS

       Investment securities consist of U.S. Treasury, corporate debt and equity securities. The Company has classified its investments as "available-for-sale." Securities classified as available for sale include securities that could be sold in response to changes in interest rates or for general liquidity needs. Such securities are carried at estimated fair value with unrealized gains or losses recorded as a separate component of equity.

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

       Inventory consisted of:

                                                                     JUNE 26,                            JUNE 27,
                                                                      1999                                 1998
                                                            --------------------------          ---------------------------
Raw material                                                         $      1,016,000                     $        637,000
Frozen product & other finished goods                                       2,948,000                            1,742,000
Packaging                                                                     236,000                              267,000
                                                            --------------------------          ---------------------------
                                                                            4,200,000                            2,646,000
Less obsolescence reserve                                                    (68,000)                            (261,000)
                                                            --------------------------          ---------------------------

                                                                      $     4,132,000                      $     2,385,000
                                                            ==========================          ===========================


FIXED ASSETS

       Machinery, equipment, computer software, furniture and fixtures are depreciated using the straight-line method over estimated useful lives that range from two to eight years. Leasehold improvements are amortized using the straight-line method over the shorter of terms of the leases that range from four to twenty years, or the estimated useful life of the improvement. Computer software, classified as other assets in fiscal 1998 was reclassed to fixed assets during fiscal 1999.

       Expenditures for maintenance and repairs are charged to expense, and significant improvements are capitalized. For continuing operations, maintenance and repairs charged to expense approximated $205,000 in 1999, $217,000 in 1998 and $352,000 in 1997.

       The components of fixed assets were as follows:

                                                                             JUNE 26,                       JUNE 27,
                                                                              1999                            1998
                                                                    --------------------------        ---------------------
Machinery & equipment                                                         $     6,493,000                   $6,319,000
Furniture & fixtures                                                                  170,000                      170,000
Computer Software                                                                     763,000                      730,000
Leasehold improvements                                                              2,203,000                    2,215,000
Building under capital lease                                                        1,470,000                    1,518,000
Construction in progress                                                               55,000                       30,000
                                                                    --------------------------        ---------------------
                                                                                   11,154,000                   10,982,000
Less accumulated depreciation and amortization                                    (7,916,000)                  (7,080,000)
                                                                    ==========================        =====================
                                                                              $     3,238,000                  $ 3,902,000
                                                                    ==========================        =====================

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement 121"), on June 30, 1996 (fiscal year 1997). Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

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

       Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share exclude common equivalent shares outstanding during the period as the impact would be antidilutive. The Company's common equivalent shares consist of stock options.

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

COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company adopted the provisions of the statement during fiscal year 1999. Components of other comprehensive income include foreign currency translation gains and losses and unrealized gains and losses on debt and equity securities. Comprehensive Income is shown on the consolidated statement of changes in stockholders equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

       Under Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments, "effective for fiscal years that end after December 15, 1996, the Company is required to provide fair value disclosures of its financial instruments. The Company estimates the fair value of its financial instruments using the following methods and assumptions: (1) quoted market prices, when available, are used to estimate the fair value of investments in marketable debt and equity securities; (2) carrying amounts in the balance sheet approximate fair value for cash, notes receivable and short term borrowings.

RECLASSIFICATIONS

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

NOTE 2 - INVESTMENTS

       The Company's investments are classified as available-for-sale. These securities are carried at estimated fair value and unrealized gains and losses are reported as a separate component of stockholders' equity.

       The following is a summary of the Company's investments at June 26, 1999:

                                                                                                            ESTIMATED
                                                                                UNREALIZED                     FAIR
                                                           COST           GAINS            LOSSES             VALUE
                                                           ----           -----            ------             -----
U.S. Government and agencies

                      Current                                965,000        21,000      $          -          986,000
                      Non-current                          6,019,000                        (427,000)       5,592,000
Corporate debt
                      Current                                      -             -                 -                -
                      Non-current                          2,465,000             -          (107,000)       2,358,000
                                                      ----------------------------------------------------------------
                      Total investments                  $ 9,449,000     $  21,000     $    (534,000)    $  8,936,000
                                                      ================================================================

       The following is a summary of the Company's investments at June 27, 1998:

                                                                                                            ESTIMATED
                                                                               UNREALIZED                      FAIR
                                                           COST           GAINS            LOSSES             VALUE
                                                           ----           -----            ------             -----
U.S. Government and agencies

                      Current                            $    500,000    $       -     $          -      $    500,000
                      Non-current                           7,020,000       86,000                -         7,106,000
Corporate debt
                      Current                                 448,000            -          (19,000)          429,000
                      Non-current                           3,455,000       39,000                -         3,494,000
                                                      ----------------------------------------------------------------
                      Total investments                  $ 11,423,000    $ 125,000     $    (19,000)     $ 11,529,000
                                                      ================================================================



NOTE 3 - INCOME TAXES

The composition of the provision for income tax expense(benefit) attributable to continuing operations was:

                                                                  June 26,             June 27,         June 28,
Current:                                                              1999                 1998             1997
                                                                      ----                 ----             ----
      Federal                                                        6,000          $ (310,000)      $ (439,000)
      State                                                              -                    -                -
                                                                    --------------------------------------------
                                                                     6,000            (310,000)        (439,000)
                                                                    --------------------------------------------
      Federal                                                            -                    -                -
      State                                                              -                    -                -
                                                                    --------------------------------------------
                                                                         -                    -                -
                                                                    --------------------------------------------
Total current provision for income tax expense (benefit)
      continuing operations                                        $ 6,000           $ (310,000)      $ (439,000)
                                                                    ============================================

       The benefit for income taxes for fiscal years 1999, 1998 and 1997 has been presented in the consolidated statements of income as continuing operations and discontinued operations as follows:

                                                                                     June 26,        June 27,         June 28,
Tax provision allocated to:                                                              1999            1998             1997
                                                                                         ----            ----             ----
Continuing operations                                                                 $ 6,000     $ (310,000)      $ (439,000)
Discontinued operations                                                                     -               -        (314,000)

                                                                                -----------------------------------------------

Total provision for income tax (benefit) expense                                      $ 6,000     $ (310,000)      $ (753,000)
                                                                                ===============================================

       The differences between amounts computed by applying the statutory federal income tax rates to income from continuing operations and the total income tax benefit applicable to continuing operations were as follows:

                                                                                        YEAR ENDED
                                                            -----------------------------------------------------------------
                                                                         JUNE 26,                JUNE 27,           JUNE 28,
                                                                             1999                    1998               1997
                                                            ----------------------   ---------------------   ----------------
Federal tax benefit at statutory rates                                  $(247,000)            $(1,167,000)         $(467,000)
(Income) Loss from foreign operations                                     (28,000)                 55,000             84,000
Period effect of  change in valuation allowance                           305,000                 985,000             (8,000)
State income taxes, net                                                   (49,000)               (196,000)           (54,000)
Other, net                                                                 25,000                  13,000              6,000
                                                            -----------------------------------------------------------------
      Total                                                                $6,000               $(310,000)         $(439,000)
                                                            ======================   =====================   ================

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of deferred tax assets are as follows:

                                                                          JUNE 26,            JUNE 27,
Deferred tax assets:                                                          1999                1998
                                                                              ----                ----
    Net foreign operating loss carryforwards                           $   594,000        $    614,000
    Net operating loss carryforwards                                     1,481,000             872,000
    Accrued losses on discontinued operations                                    -              29,000
    Inventory adjustment                                                   108,000             151,000
    Other                                                                  499,000             735,000
                                                              -----------------------------------------
    Total deferred tax assets                                            2,682,000           2,401,000
Less valuation allowance                                               (2,660,000)         (2,355,000)
    Net deferred tax assets                                                 22,000              46,000
                                                              -----------------------------------------
Deferred tax liabilities:
    Property and equipment                                                  22,000              38,000
    Inventory                                                                    -               8,000
                                                              -----------------------------------------
    Net deferred tax liabilities                                            22,000              46,000
                                                              -----------------------------------------

    Net deferred income tax                                            $         -        $          -
                                                              -----------------------------------------

       The net changes in total valuation allowance for the years ended June 26, 1999 and June 27, 1998 were an increase of $305,000 and an increase of $985,000, respectively.

       The net foreign operating loss carryforward can only be used to offset taxable income in the country where the carryforward was generated. These operating loss carryforwards expire in varying amounts through 2008.

       At June 26, 1999 the Company has net operating loss carryforwards for federal and state income tax purposes of $3,037,000 which are available to offset future federal and state taxable income, if any, through 2013.

       During fiscal 1999, the Company received federal income tax refunds relating to carryback of losses from fiscal years 1997, 1996 and 1995 to fiscal year 1994 in the amount of $1,050,000. Such amount is reflected as income tax receivable in the accompanying consolidated balance sheet at June 27, 1998.

NOTE 4 - DISCONTINUED OPERATIONS

       The gain from sale of discontinued operations for fiscal year 1997 relates to reversal of certain accruals related to the former Bakery and Restaurant Divisions of $154,000 due to the settlement of certain leases relating to the former restaurants and bakeries, of which $60,000 was recorded in the fourth quarter of 1997, and income tax benefits applied of $314,000, of which $110,000 was recorded in the fourth quarter of 1997. This amount was received by the Company subsequent to June 27,1998. During fiscal 1999, the remaining accrual of $72,000 was reversed and is included in other operating income.

NOTE 5 - DEBT

       Debt, at June 26, 1999 and June 27, 1998 was as follows:

                                                                                    1999                  1998
                                                                               PRINCIPAL             PRINCIPAL
LENDER                  DESCRIPTION                MATURITY                  OUTSTANDING           OUTSTANDING
------                  -----------                --------                  ------------          -----------
Den Norske bank        Overdraft Facility    Six months, renewable         $       623,000       $      652,000
Den Norske bank        Term Loan             August 30, 2000                             0              146,000
SND                    Term Loan             February 1, 2006                      234,000              225,000
NationsBank            Term Loan             June 2, 2002                           18,000               25,000
NationsBank            Term Loan             March 31, 1999                              0              645,000
Hjelmeland Kommune     Capital Lease         June 1, 2014                        1,205,000            1,331,000
                                                                       -------------------      ---------------
                                             Total                          $    2,081,000       $    3,024,000
                                             Less current portion                  623,000            1,399,000
                                                                       -------------------      ---------------
                                             Non-current portion            $    1,457,000       $    1,625,000
                                                                       ===================       ==============


       The Company believes that the carrying values of the amounts outstanding under the above debt instruments approximate fair value.

Borrowings under the Den Norske Bank ("DnB") Overdraft Facility are limited to a percentage of Cuisine Solutions Norway AS ("CSI Norway"), inventories and receivables, up to a maximum of $1,000,000 with a floating interest rate equal to the prevailing Norwegian overnight funds rate plus two percentage points. The Den Norske Bank Overdraft Facility interest rate at June 26, 1999 and June 27, 1998 was 8.1 % and 6.90%, respectively. Borrowings of $176,000 were available at June 26, 1999.

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

       Statens Narings-OgDistriktutvikiingsfond ("SND"), a governmental development agency in Norway, issued to CSI Norway, an eight-year term loan that requires the Company to continue to operate its plant facility. The loan has a variable interest rate which was 6.9% and 7.9% at June 26, 1999 and June 27, 1998 respectively. The loan is required to be repaid through sixteen semi-annual payments of principal and interest beginning August 1, 1996 and ending February 1, 2006.

       CSI Norway entered into a twenty-year capital lease obligation with an initial principal amount of $1,205,000 and with quarterly payments of $36,000, including principal and interest. At the end of the lease term, ownership of the facility will transfer to CSI Norway. The Company has issued no guarantees with respect to this lease.

       During fiscal year 1997 the Company entered into a five-year term loan with Nations Bank to finance the purchase of a new refrigerated truck for its US operations. The Nations Bank term loan has a stated interest rate of 8.85% and is required to be repaid through monthly payments of principal and interest beginning June 2, 1997 to June 2, 2002.

       During fiscal year 1998 the Company entered into a short-term renewable loan with Nations Bank to finance the purchase of the land of $645,000 in Loudoun County, Virginia. During fiscal 1999, the land was sold and the loan was paid.

       Debt maturities during the next five fiscal years on an aggregate basis at June 26, 1999 were as follows: 2000 - $786,000; 2001 - $161,000; 2002 -
$155,000; 2003 - $116,000; 2004 - $115,000; 2005 - $118,000
and $856,000 thereafter. The maturities for 2000 of $786,000 includes the balance of the $623,000 borrowed under the overdraft facility, $41,000 of short term portion of the DNB, $61,000 of the capital lease obligations and $54,000 of the SND term loan and $6,000 of the Nations Bank vehicle loan.

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

NOTE 7 - STOCK OPTION AND EMPLOYEE BENEFIT PLANS

       The Company sponsors a qualified employee savings plan under which employees who meet certain minimum age and service requirements are eligible to participate. The Company matches one-third of the first 6% of eligible employees' voluntary contributions to the plan. The Company expensed, as a component of continuing operations, $ 17,566, $20,000 and $12,000 in fiscal years 1999, 1998 and 1997, respectively, for contributions to the savings and profit sharing plan.

       In fiscal year 1994, the Company implemented a non-qualified employee savings plan under which senior management employees are eligible to participate. The Company matches one-third of the first 6% of eligible employees' voluntary contributions to the plan. The Company's matching contribution is limited to 6% of the combined contributions into both the qualified and the non-qualified plan. The Company expensed, as a component of continuing operations, $17,558, $34,000 and $12,000 for fiscal year 1999, 1998 and 1997, respectively.

       The Company expensed $ 69,350 and $42,000 for a separate health and retirement plan for the president of the Company and two other key employees in fiscal year 1999 and 1998, respectively.

       During fiscal year 1993, the Company established, upon stockholder approval, the 1992 Stock Option Plan which provides for up to 300,000 shares of the Company's Common Stock to be made available to employees at various prices as established by the Board of Directors at the date of grant. During fiscal year 1997 the Company amended its 1992 Stock Option Plan to increase the number of shares in its plan from 300,000 to 1,300,000. During fiscal year 1997, the Company granted to employees 951,460 options under the 1992 Stock Option Plan. During fiscal year 1998 the Company amended its 1992 Stock Option Plan to increase the number of shares in its plan from 1,300,000 to 1,753,000 upon majority shareholder approval. During fiscal year 1998 the Company granted to employees 110,000 options under the 1992 Stock Option Plan. During fiscal year 1999 the Company granted to employees 530,000 options under the 1992 Stock Option Plan. The exercise price of options granted was equal to the market price at the date of grant. The outstanding options expire through fiscal year 2009.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997 as follows:

                                   --------------------------------------------------------
                                              June 26,            June 27,         June 28,
                                                  1999                1998             1997
                                              --------            --------         --------
Expected dividend yield                              -                   -                -
Risk-free interest rate                           4.7%                5.1%             6.4%
Expected life (in years)                             6                   6                6
Expected volatility                                66%                 33%              71%

       The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan in the financial statements. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                     June 26,                June 27,             June 28,
                                                                         1999                    1998                 1997
                                                                         ----                    ----                 ----
Net loss:
                                                 As reported   $   ( 733,000)        $    (3,121,000)      $     (466,000)
                                                   Pro forma   $   ( 884,000)        $   ( 3,276,000)      $    ( 653,000)

Basic and diluted net loss per share:
                                                 As reported   $       (0.05)        $         (0.23)      $        (0.04)
                                                   Pro forma   $       (0.06)        $         (0.24)      $        (0.05)

       Changes in outstanding options were as follows:

                                                                               Number of      Weighted-Average
                                                           Price Range          Options        Exercise Price
Outstanding at June 29, 1996                               $1.63-$4.00          370,750            $2.76
Options granted                                                1.38             951,460             1.38
Options exercised                                               -                  -                 -
Options canceled                                            1.63-4.00           (39,500)            2.80
                                                                            ------------------------------------


Outstanding at June 28, 1997                                1.63-4.00          1,282,710            1.73
Options granted                                            1.03 - 1.13          110,000             1.06
Options exercised                                               -                  -                 -
Options canceled                                            1.38-4.00           (57,500)            2.98
                                                                            ------------------------------------

Outstanding at June 27, 1998                                1.03-4.00          1,335,210            1.63
Options granted                                                .66              530,000             .66
Options exercised                                               -                  -                 -
Options canceled                                             .66-4.00          (280,210)            1.48
                                                                            ------------------------------------

Outstanding at June 26, 1999                                $.66-$4.00         1,585,000           $1.33
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

       At June 26, 1999, June 27, 1998 and June 28, 1997, the number of options exercisable was 894,750, 662,970 and 471,802, respectively, and the weighted-average grant date fair value per option for the options granted in fiscal 1999, 1998 and 1997 was $0.50, $0.44 and $2.17, respectively. The weighted-average remaining contractual life is 8 years.

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 26, 1999:

                                       Stock Options Outstanding                  Stock Options Exercisable
                                       -------------------------                  -------------------------
                             Number                 Weighted-Average                   Number
                             Outstanding       Remaining         Weighted-Avg.      Exercisable          Weighted-Avg.
RANGE OF EXERCISE PRICES     at 6/26/99      Contractual Yrs.    Exercise Price      at 6/26/99          Exercise Price
------------------------     ----------      ----------------    --------------      ----------          --------------
       $.66 TO $1.02         480,000                    9.33      $      .66               120,000        $        .66

      $1.03 TO $1.37         107,500                    8.36      $     1.06                53,750        $       1.06


      $1.38 TO $1.50         770,000                    7.91      $     1.38               493,500        $       1.38


      $1.51 TO $2.00          77,000                    1.92      $     1.75                77,000        $       1.75


      $2.01 TO $2.50          41,500                    3.82      $     2.38                41,500        $       2.38


      $3.01 TO $3.50          67,000                    5.86      $     3.38                67,000        $       3.38


      $3.51 TO $4.00          42,000                    4.51      $     3.94                42,000        $       3.94

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 27, 1998:

                                              Stock Options Outstanding                  Stock Options Exercisable
                                              -------------------------                  -------------------------
                                    Number                 Weighted-Average                   Number
                                    Outstanding       Remaining          Weighted-Avg      Exercisable           Weighted-Avg
RANGE OF EXERCISE PRICES            at 6/27/98      Contractual Yrs.    Exercise Price      at 6/27/98          Exercise Price
------------------------            ----------      ----------------    --------------      ----------          --------------
         $1.03 TO $1.37               110,000                  9.35     $      1.06                27,500         $        1.06

         $1.38 TO $1.50               950,960                  8.91     $      1.38               375,282         $        1.38

         $1.51 TO $2.00                92,000                  2.82     $      1.75                92,000         $        1.75

         $2.01 TO $2.50                50,250                  5.08     $      2.38                43,063         $        2.38

         $3.01 TO $3.50                78,000                  6.88     $      3.37                71,125         $        3.39

         $3.51 TO $4.00                54,000                  5.54     $      3.95                54,000         $        3.95


NOTE 8 - COMMITMENTS

       The Company leases office and plant space under operating leases, which expire on various dates through 1999. Certain leases provide for escalations in rent based upon increases in the lessor's annual operating costs or the consumer price index. Future minimum lease payments under these agreements at June 26, 1999 were as follows:

Fiscal Year
            2000                               335,000
            2001                               335,000
            2002                               286,000
            2003                               245,000
            2004                                     -
                                  ---------------------
                                            $1,201,000
                                  =====================

       Rent expense for continuing operations approximated$325,000, $424,000 and $414,000 for fiscal years 1999, 1998 and 1997, respectively. Lease on the office expires during fiscal year 2001 with option to renew and lease on manufacturing facilities expires during fiscal year 2003. The Company is investigating options for a new manufacturing facility and does not have plans to renew the lease beyond 2003.

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES

       During fiscal year 1998 the Company issued an officer loan in the amount of $375,000. The loan of $375,000 was combined with the loan this officer had outstanding in the amount of $45,000 at the end of fiscal year 1997. The revised loan amount of $420,000 bears interest of at 6.5% per annum and is payable on October 1, 2002 and is collateralized by the officer's home. Payments on the loan will be derived from the equity proceeds from the sale of the officer first residence, a portion of future annual bonuses to be paid to the officer by the Company as negotiated. All outstanding balances of the note, including principal and interest accrued thereon, shall become payable in full on October 1, 2002. At the end of fiscal year 1998 the officer sold his first residence and applied the net proceeds of $26,000 from the sale of the residence as payment towards the loan. $394,000 of the loan was outstanding at June 26, 1999.

       During fiscal year 1999 the Company issued an officer a loan in the amount of $55,000. The loan of $55,000 was collateralized by the officer's primary residence and bears interest of 6.5% per annum. The note was established as part of a relocation agreement and payment of the note is payable from the net equity proceeds on the sale of the collateralized property and shall be deemed payable in full within two years from the date of the note. During fiscal 1999, the property was sold and $23,000 received leaving a balance of $32,000 at June 26, 1999. Subsequent to fiscal 1999, an additional $20,000 was received and the remaining balance is expected to be paid during fiscal 2000.

During fiscal 1999 a loan of $85,000 was issued to a key employee and is collateralized by the employee's home. The note bears interest at 6.6% per annum and payment of the note is due and payable in full five years from the date of the loan, or six months after the employee's termination whichever comes first.

       The Board of Directors agreed to pay one of its Directors a $15,000 annual fee less the amount of consulting fees paid to the member during the fiscal year for services provided on behalf of the Company's Technology Committee. The board member provides engineering consulting services to the Company through the member's own company at his normal billing rates.

       The Company receives consulting services under an agreement with Food Investors Corporation ("FIC"), which is majority owned by the Secria Europe, S.A. Food Research Corporation ("FRC"), the majority owner of Cuisine Solutions common shares, is also owned by Secria Europe, S.A. Pursuant to the consulting agreement, FIC provides services related to management, planning, strategy development and pursing worldwide interests of the Company. This agreement is renewable by the Company annually. The amount paid by the Company to FIC in fiscal years 1999, 1998 and 1997 was $144,000 per year.

       During fiscal years 1999, 1998 and 1997, the Company had sales to related parties in the amount of $662,000, $605,000 and $281,000, respectively. During fiscal year 1998 Nouvelle Carte France a majority owned subsidiary of FRC, began purchasing all its salmon product needs from the Norwegian facility. These purchases reflect these salmon sales from Norway.

       Effective April 1998 the position of Vice President, Culinary Sales was eliminated. The Vice President was employed with the Company for over twenty years in senior positions, was given a three year guaranteed severance package in the amount of $322,000. The remaining liability for this severance package at June 26, 1999 is $218,000.

       During fiscal 1999, the Company became a partner in a limited liability company with a Brazilian partner, Sanoli Indsutria E Commercio Alimentacao Ltda, which will build a manufacturing facility and market product in the Mercusor market. The Company contributed technology to the partnership in lieu of a cash contribution. The partnership performs management services to assist with the design and construction of the manufacturing facility as well as ongoing management service for operations, research and development, marketing and administrative support. The Company recognized $500,000 in revenue related to these services. Accounts receivable related to this partnership totaling $320,000 at June 26, 1999 is recorded in other assets.

NOTE 10 - SALES TO MAJOR CUSTOMERS

       Due to the decentralized purchase decision process of customers within the Lodging channel, management does not believe any single customer creates a dependency relationship.

       The On Board Services channel has sales to two airline catering companies that represent 32.6% of total Company sales in fiscal 1999 and the same two caterers accounted for 37% of total Company sales during fiscal 1998.One of the two caterers account for 22.9% of total Company sales in fiscal 1999 and 23.3% in fiscal 1998.

       Foreign sales accounted for approximately 17.9%, 10.2%, and 8.8% of total sales in fiscal years 1999, 1998 and 1997, respectively. Following is the detail of total sales by geographic region.

Region                                                                 1999                    1998                    1997
---------------------------------------------------------------------------------------------------------------------------
Domestic                                                                $17,005                 $12,578                 $12,756
Europe                                                                  $ 3,717                 $ 1,429                 $ 1,231
                                                                       --------                --------                --------
Total                                                                   $20,722                 $14,007                 $13,987

NOTE 11 - LITIGATION

       The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts, which it may be required to pay by reason thereof, will have a material effect on the Company's financial position or results of operations.

NOTE 12 - SUBSEQUENT EVENT

       The Company has signed a letter of intent to acquire Nouvelle Carte, a French manufacturer of sous vide products located in Northern France. Nouvelle Carte is currently owned by Conetrage, a French company owned by the Cuisine Solutions majority shareholder group. A committee of independent board members has been established to evaluate the purchase. Cuisine Solutions plans to issue unregistered stock to acquire Nouvelle Carte. Nouvelle Carte will provide Cuisine Solutions with a European presence, and European Community manufacturing facility and additional technical personnel for future product development and production engineering. Nouvelle Carte had calendar 1998 sales of approximately seven million dollars and a net book value of approximately $2,500,000.

                                                                     SCHEDULE II

                             CUISINE SOLUTIONS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                              Additions
                                                                   -----------------------------
                                                 Balance at          Charged to   Charged to                            Balance
                                                  Beginning          Costs and    Other                                 at End
                                                  of Period           Expenses    Accounts          Deductions          of Period
                                                  ---------           --------    --------          ----------          ---------
Year ended June 28, 1997
 Allowance for doubtful accounts           $              -     $            -                 $              -       $            -
                                             ==============       ============                   ==============        =============

 Provision for losses on unit closings              287,000                  -                        (215,000) (1,2)         72,000
                                             ==============       ============                        ========              ========

 Allowance for obsolete inventory                    51,000             47,000                                -               98,000
                                             ==============       ============                   ==============            =========

Year ended June 27, 1998
 Allowance for doubtful accounts           $              -     $            -                 $              -       $            -
                                             ==============       ============                   ==============        =============

 Provision for losses on unit closings               72,000                  -                                -               72,000
                                             ==============       ============                   ==============        =============

 Allowance for obsolete inventory                    98,000            163,000                                -              261,000
                                             ==============       ============                   ==============           ==========


Year ended June 26, 1999
 Allowance for doubtful accounts        $                -           $ 61,000                 $              -        $       61,000
                                            ==============     ==============                   ==============         =============

 Provision for losses on unit closings             72,000                  -                             72,000-(3)
                                            ==============       ============                   ===============

 Allowance for obsolete inventory                  261,000                                             192,000-  (4)          69,000
                                            ==============       ============                   ===============             ========

(1) Lease termination costs associated with the former Restaurant Division.

(2) Recovery of reserves associated with the former Bakery Division.

(3) Recovery of reserves associated with the former Restaurant Division

(4) Adjust reserve from fiscal 1998.



36