Form 10-Q
period 1999-09-18
CUISINE SOLUTIONS INC
filed 1999-11-02
CIK 737602

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     SEPTEMBER 18, 1999
                                               -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    -----------

                         Commission File Number 0-12800
                                               ----------

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

       (Registrant's telephone number, including area code) (703) 750-9600
                                                            ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 28, 1999.

                  COMMON STOCK 0.01 PAR VALUE           NUMBER OF SHARES
                  ---------------------------           ----------------
                              CLASS A                      13,255,838
                              CLASS B                        NONE



                             CUISINE SOLUTIONS, INC.

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements
The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments consisting of normal recurring accruals necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included.

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

      The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the effect of all outstanding stock options for the three periods ended September 18, 1999 and September 19, 1998. The outstanding stock options have been excluded from the calculation of diluted loss per share for the three periods ended September 18, 1999 and September 19, 1998 because their effect is antidilutive. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive.

      The following table sets forth the computation of basic and diluted earnings (loss) per common share:

Three Periods Ended Sept. 18, 1999 and Sept. 19, 1998:
                                                                                        SEPT. 18,     SEPT. 19,
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:                                                 1999          1998
--------------------------------------------                                                 ----          ----
Numerator:
Net income (loss)                                                                         $15,000     ($90,000)

Denominator:
Weighted-average common shares                                                         13,255,838    13,822,543

Basic income (loss) per share                                                             ($0.00)       ($0.01)

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
----------------------------------------------
Numerator:
Net income (loss)                                                                         $15,000     ($90,000)

Denominator:
Weighted-average common shares                                                         13,495,838    13,822,543

Diluted income (loss) per share                                                           ($0.00)       ($0.01)

                             Cuisine Solutions, Inc.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1)       Fiscal Periods

      The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters, of fiscal years 2000 and 1999 contain 12 weeks, and the third quarter contains 16 weeks.

2)    Inventory

      Inventories are valued at the lower of cost, determined by the first-in, first-out method (FIFO), or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

      Inventory consists of:

                                              Sep 18,    June 26,
                                               1999        1999
--------------------------------------------------------------------

Raw materials                                $1,108,000   1,016,000

Finished goods                                3,817,000   2,948,000

Packing materials & supplies                    206,000     236,000
                                            ------------------------

                                              5,131,000   4,200,000

Less obsolescence reserve                      (68,000)    (68,000)
                                            ------------------------

                                             $5,063,000  $4,132,000
                                            ========================

3)    Dividends - None.

4)    Commitments and Contingencies

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

RESULTS OF OPERATIONS
      Cuisine Solutions, Inc. reported a net income of $15,000 for first quarter of fiscal 2000 compared to a net loss of $90,000 a year ago. Sales during the first quarter of fiscal 2000 were $6,293,000 versus sales during the first quarter of fiscal 1999 of $ 4,696,000, an increase of 34%. Product sales, sales without management fees, for the first quarter fiscal 2000 increased by $ 1,847,000 or 41.5%. No management fees were reported during the first quarter fiscal 2000 versus $250,000 in the first quarter of fiscal 1999. In fiscal 2000 the Company has consolidated its sales organization into two channels. The On-Board Services channel and the Special Events channel. The On-Board Services channel is responsible for sales to airline companies, airline caterers, train companies and passenger cruise lines as well as all related food service providers and distributors. The Special Events channel is responsible for sales to all facilities that provide meals in large quantities such as hotels, convention centers, special event caterers and their suppliers. As part of the consolidation, the Special Events sales team is now responsible for the former New Business channels that included retail grocery stores, restaurants, military and catalog sales. This consolidation was initiated to increase sales coverage and improve service levels to the former New Business channel without adding additional sales and marketing cost. Management for each channel is based in the USA, and is responsible for domestic and international sales, including management of sales activity from the Norwegian facility.

The total first quarter global sales for fiscal 2000 and fiscal 1999 for the two business channels are as follow:

                                    Q1 Fiscal 2000   Q1 Fiscal 1999        $Change         %Change
Global On Board Services            $ 4,130,000      $ 2,520,000       $  1,610,000      +   63.8%
Global Special Events                 2,163,000        1,926,000            237,000      +   12.3%
Management Fees                             -0-          250,000           (250,000)     -  100.0%
Product Sales Revenue               $ 6,293,000      $ 4,696,000       $  1,597,000      +   34.0%

The Global special events channel increase of $237,000 represents an increase $344,000 or 32% in the banquet business, offset by a decrease of $107,000 or -13.8% in the former New Business channel. The On Board Services sales increase is a result of continued market penetration in both the international and domestic markets.

Total gross margin during the first quarter of fiscal 2000 was 25.9% versus fiscal 1999 first quarter margin of 25.2%. Although the improvement is small, the first quarter of fiscal 1999 included management fees without cost of goods. The first quarter fiscal 1999 margin without the management fee revenue of $250,000 was 20.9%.

The plant operations at Norway incurred an equipment malfunction during the second period of the fiscal 2000 quarter, resulting in an additional loss of approximately $126,000 or 2% of first quarter sales. Management has addressed the issue and has implemented contingency plans in the event of a future equipment malfunction. Management expects to see continued product line profitability though product line management, manufacturing cost reductions through a focus on core items, and continued testing of the markets reaction to price increases. During the past 18 months, management has initiated four price increases without adverse affects on market demand.



         A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                                 QUARTER ENDED
                                                                                 -------------
                                                                            SEP. 18,         SEP.  19,
                                                                              1999             1998
                                                                              ----             ----
                                                                                (dollars in thousands)

Net sales......................................................................$  6,293     $   4,696
Gross margin percentage.........................................................     26%           25%
Income (Loss) from operations .................................................$    (96)         (256)

      During fiscal year 2000, the Company is targeting two customer categories, On Board Services, and Special Events .The On Board Services channel consists of airlines, airline caterers, passenger rail companies, and cruise lines. The Special Events channel includes convention centers, casinos, sporting events, other entertainment events , retail, catalog sales and the military.


TWELVE WEEKS ENDED SEPTEMBER 18, 1999 COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 19, 1998

NET SALES

      First quarter 2000 sales totaled $6,293,000, up 34% from first quarter 1999 sales of $4,696,000. Global Special Event sales increased $237,000, or 12.3%. Sales to Global On Board Service customers increased $1,610,000, or 63.8%, Sales to Europe, included in the global sales figures, increased to $1,423,000 during the first quarter of fiscal 2000 versus sales of $952,000 in the first quarter of fiscal 1999, an increase of $471,000 or 49.4%.


On Board Services

The On Board Services channel sales include sales to airlines, airline distributors and caterers, and rail transportation companies. The product sold to airlines is used in first class and business class flights on both domestic and international airline routes. The On Board Service target customer group involves centralized purchase decisions that call for larger orders, increased manufacturing efficiency, and lower unit distribution cost. The Cuisine Solutions product line is ideal for this customer group since the demand for high quality and unique custom products that provide value and food safety, is the niche that Cuisine Solutions has targeted. Cuisine Solutions currently provides meals on flights to and from Europe from manufacturing facilities operated in Norway and the United States. This ability to provide USA bound carriers out of Europe has created opportunities that were not available when Cuisine Solutions focused on the USA domestic market. These opportunities created the demand for more diversified product lines. To address this issue, Cuisine Solutions is negotiating a potential acquisition of a sous vide company in Northern France to service the European market with all other non-salmon products. In addition, Cuisine Solutions plans to launch a new pasta line during fiscal 2000 that include ready to eat pasta products with seafood, poultry, cheese and oriental flavor varieties. The product is a lower cost alternative to our cost conscience customer while providing passengers with a wider variety of high quality choices. Management expect the On Board Service sales trends to continue through fiscal 2000.

Special Events:

The Company has narrowed its focus within the former lodging/banquet channel to focus on the events that create the sales opportunity. Hotel banquets, convention centers, sports arenas and other large scale facilities, use a variety of methods to serve meals at their events from in-house preparation to total outsourcing to caterers. Cuisine Solutions is positioning itself as the leader of high quality product ideal for these situations and plans to take advantage of the rising trend of these facilities to outsource their food needs. The Special Events channel has remains an important focus of the company due to its ability to provide above average gross margins, an opportunity for brand recognition within the foodservice industry and a stable customer base. The customer base in this channel involves highly decentralized purchase decision making which makes it a more expensive market to build, but provides a long term , stable customer base and total value to the Company.

Since the sales coverage level is higher than the On Board services channel, management decided to direct these sales employees to cover retail and restaurants in their respective areas. This action will provide the Company with opportunities within the retail channel without adding additional selling and administrative cost.

Brazil

The Company has provided management services to the Brazilian joint venture in the form of architectural designs for the construction of a plan, operations and production management advisory services to initiate production of product. The architectural plans and equipment layout and specification have been delivered to Brazil.


SELLING AND ADMINISTRATIVE EXPENSES

    A comparison of selling and general administrative costs follows:

                                                                                            QUARTER ENDED
                                                                                            -------------
                                                                                       SEP. 18,         SEP. 19,
                                                                                        1999              1998
                                                                                        ----              ----
                                                                                        (dollars in thousands)
Selling and administrative costs................................................   $     1,679       $  1,385

          Selling and administrative costs as a percent of sales went from 29% in the first quarter of fiscal 1999 to 26.6% in fiscal 2000. The actual spending increased to $1,679,000 in fiscal 2000 from $1,385,000 in same quarter of fiscal 1999. The increase resulted from sales and marketing investments at the corporate facility to as well as legal expenditures required to register and protect the Cuisine Solutions and other trademarks owned by the company globally. Management expects to hold administrative spending in fiscal 2000 to fiscal 1999 levels.


DEPRECIATION AND AMORTIZATION

          Depreciation and amortization decreased $61,000 to $193,000 for the first quarter of fiscal year 2000, compared with $254,000 for the same quarter a year ago. This decrease is due to equipment reaching its fully depreciated level.

NONOPERATING INCOME AND EXPENSE

         Investment income consists of returns earned on funds received from the sale of the Restaurant Division. The majority of the investment 69%, is invested in government securities, treasury notes and bills. The remainder is invested in corporate bonds.

        Interest expense relates to the borrowings relating to the Company's U.S. and Norwegian subsidiary, including the Norwegian capital lease. At September 18, 1999, the Company had borrowings of approximately $1,560,000, bearing interest at rates ranging from 6.9% to 8.51. The majority of these borrowings of $1,544,00 were through its Norwegian subsidiary. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year. The Company's U.S. operations represent $16,000 of these borrowings that involve the purchase of a truck used in operations.

PROVISION FOR TAXES

        No provisions for income taxes were booked.



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

          The Company's costs of its Norwegian subsidiary are denominated in Norwegian kroner. Sales of products from its Norwegian subsidiary are made in the currency of the purchasing jurisdiction and are subsequently recorded in Norwegian kroner. Since the purchase requirements from Norway are consistent, management may purchase Norwegian kroner using forward contacts to cover no more than a ninety day salmon purchase demand from Norway.

LIQUIDITY AND CAPITAL RESOURCES

          At September 18, 1999, the Company's combined total of cash and short-term investment balances was $274,000, compared with $2,211,000 at June 26, 1999. This decrease of cash was the result of building inventory to meet the demand for both sales channels and prepare for milenium events and an increase in accounts receivable. Additionally, the Company held investments of $8,004,000 and $7,950,000 at September 18, 1999 and June 26, 1999, respectively, with maturities greater than one year.

          Net cash used by operations amounted to $1,043,000 for the first quarter of 2000, compared to cash provided of $758,000 for the first quarter of 1999. Cash in the amount of $128,000 was provided by investing activities, largely due to the sale of short term investments. Cash in the amount of $520,000 was used by financing activities to pay short-term loans, largely related to the Norwegian operations.

          The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of September 18, 1999, $150,000 was outstanding under this overdraft facility. The subsidiary was also extended an addition to the line of credit from $800,000 to $1,300,000 under this commitment.

          The company has short term capital investment plans to add an additional production line during fiscal year 2000. The project includes equipment purchases and building modifications and is expected to cost $1,400,000.

FUTURE PROSPECTS

         During fiscal year 2000, the Company's strategy will involve market penetration and sales growth in the On Board Services and Special Events sales channels while minimizing selling and administrative costs.

Fiscal year 2000 Company activity will also include the strategic launch of a new pasta line, the potential acquisition of a French manufacturer, and the opening of the Brazilian facility. Fiscal 2000 will also include the entry into a new customer group within On Board Services, the cruise lines.

Management is confident that it will reach the objectives establish for fiscal year 2000.

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

         The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the effect of all outstanding stock options for the three periods ended September 18, 1999 and September 19, 1998. The outstanding stock options have been excluded from the calculation of diluted loss per share for the three periods ended September 18, 1999 and September 19, 1998 because their effect is antidilutive. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive.

      The following table sets forth the computation of basic and diluted earnings (loss) per common share:

Three Periods Ended Sept. 18, 1999 and Sept. 19, 1998:
                                                                                        SEPT. 18,     SEPT. 19,
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:                                              1999          1998
--------------------------------------------                                              ----          ----
Numerator:
Net Income (loss)                                                                         $15,000     ($90,000)

Denominator:
Weighted-average common shares                                                         13,822,543    13,822,543

Basic Income (loss) per share                                                               $0.00       ($0.01)

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
----------------------------------------------
Numerator:
Net Income (loss)                                                                         $15,000     ($90,000)

Denominator:
Weighted-average common shares                                                         13,255,838    13,255,838

Diluted Income (loss) per share                                                             $0.00       ($0.01)


                  Exhibit 27.1:     Financial Data Schedule (EDGAR version only)

               (d)Reports on Form 8-K

                  No Reports on Form 8-K were filed during the three periods ended September 18, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  CUISINE SOLUTIONS, INC.
                                                  -----------------------

Date:   November 2, 1999                          By: /s/Stanislas Vilgrain
     -----------------------                         -----------------------
                                                     Stanislas Vilgrain
                                                     President and CEO


                                                  By:/s/Carl M. Youngman
                                                     -----------------------
                                                     Carl M. Youngman
                                                     Treasurer

                                                  By:/s/Michael C. McCloud
                                                     -----------------------
                                                     Michael C. McCloud
                                                     Executive Vice President

                                                  By:/s/Robert  Murphy
                                                     -----------------------
                                                     Robert Murphy
                                                     Vice President and
                                                     Chief Financial Officer

                            CUISINE SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                              ---------------------------------
                                                                                                 Sep. 18,          June 26,
                                                                                                   1999              1999
                                                                                              ---------------     -------------
ASSETS
Current Assets
  Cash and cash equivalents                                                                     $          -       $ 1,225,000
  Investments, current                                                                               484,000           986,000
  Accounts receivable, trade                                                                       4,044,000         3,469,000
 Inventory                                                                                         5,063,000         4,132,000
 Prepaid expenses                                                                                    279,000           242,000
 Current portion of notes receivable, related party                                                   34,000            34,000
 Other current assets                                                                                774,000           682,000
                                                                                              ---------------     -------------
  TOTAL CURRENT ASSETS                                                                            10,678,000        10,770,000

Investments, noncurrent                                                                            8,004,000         7,950,000
Fixed assets, net                                                                                  3,368,000         3,238,000
Note receivable, officer and related party, including accrued interest, less current portion         479,000           479,000
Other assets                                                                                         334,000           381,000
                                                                                              ---------------     -------------
   TOTAL ASSETS                                                                                 $ 22,863,000      $ 22,818,000
                                                                                              ===============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Cash Overdraft                                                                                   $ 210,000      $          -
  Current portion of long-term debt                                                                  150,000           623,000
  Accounts payable and accrued expenses                                                            2,614,000         2,129,000
  Accrued payroll and related liabilities                                                            928,000           993,000
  Other accrued taxes                                                                                  9,000             9,000
                                                                                              ---------------     -------------
     Total current liabilities                                                                     3,911,000         3,754,000

Long-term debt, less current portion                                                               1,410,000         1,457,000
                                                                                              ---------------     -------------
    Total liabilities                                                                              5,321,000         5,211,000
                                                                                              ---------------     -------------

Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares
    authorized, 14,078,620  shares issued and 13,255,838 and 13,285,838 shares
    outstanding at September 18, 1999 and June 26, 1999 respectively.                                141,000           141,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                                            -                 -
 Additional paid-in capital                                                                       21,352,000        21,352,000
 Retained earnings (accumulated deficit)                                                          (1,392,000)       (1,407,000)
Accumulated Other Comprehensive Income
 Unrealized losses on debt and equity investments                                                   (480,000)         (513,000)
 Cumulative translation adjustment                                                                   (31,000)           51,000
 Treasury stock, at cost (822,782 and 792,782 shares
  at Sep 18, 1999 and June 26, 1999 respectively)                                                 (2,048,000)       (2,017,000)
                                                                                              ---------------     -------------
    Total stockholders' equity                                                                    17,542,000        17,607,000
                                                                                              ---------------     -------------
Commitments and contingencies

                                                                                              ---------------     -------------
  Total liabilities and stockholders' equity                                                    $ 22,863,000      $ 22,818,000
                                                                                              ===============     =============

See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                             ---------------------------------------
                                                                                         FIRST QUARTER
                                                                             ---------------------------------------
                                                                                       TWELVE WEEKS ENDED
                                                                             ---------------------------------------
                                                                                 Sep 18,                 Sep 19,
                                                                                   1999                    1998
                                                                             ----------------          -------------
Net sales-products                                                                $6,293,000             $4,446,000
Service sales                                                                              -                250,000
                                                                             ---------------------------------------
Net sales                                                                          6,293,000              4,696,000

Cost of goods sold                                                                 4,663,000              3,515,000
                                                                             ---------------------------------------
    Gross margin                                                                   1,630,000              1,181,000

Selling and administration                                                         1,679,000              1,385,000
Depreciation and amortization                                                         47,000                 52,000
                                                                             ---------------------------------------
    Loss from operations                                                             (96,000)              (256,000)
                                                                             ---------------------------------------

Nonoperating income (expense)
    Investment income                                                                142,000                201,000
    Interest expense                                                                 (44,000)               (29,000)
    Other income                                                                      13,000                      0
                                                                             ---------------------------------------
        Total  nonoperating income                                                   111,000                172,000
                                                                             ---------------------------------------


Loss from operations before income tax                                                15,000                (84,000)
Provision for income tax benefit (expense)                                                 -                 (6,000)
                                                                             ---------------------------------------


                                                                             =======================================
Net Income (loss)                                                                     15,000                (90,000)
                                                                             =======================================


Basic and diluted net income (loss) per share  $0.00  and $(0.01)                      $0.00                 ($0.01)


Weighted average shares outstanding                                               13,255,838             13,822,543
                                                                             =======================================


See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                          ------------------------------------------
                                                                                        Year to date
                                                                                     Twelve weeks ended
                                                                              Sep. 18,                   Sep 19,
                                                                                1999                      1998
                                                                          ------------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                               $ 15,000             $    (90,000)
Adjustments to reconcile net loss to
  net cash (used in) provided by operating activities
    Depreciation and amortization                                                193,000                  254,000
    Change in cumulative translation adjustment                                  (82,000)                (196,000)
    Changes in assets and liabilities, net of
     effects of discontinued operations and non-cash transactions:
       Decrease (Increase) in accounts receivable trade, net                    (576,000)                 193,000
       Decrease (Increase) in inventory                                         (931,000)                  76,000
       Decrease (Increase) in prepaid expenses                                   (37,000)                 333,000
       Decrease in notes receivable, related party                                     -                   41,000
       Decrease in income tax receivable                                               -                1,062,000
       Increase in other assets                                                  (45,000)                (342,000)
       Increase (Decrease) in accounts payable and accrued expenses              485,000                 (676,000)
       (Decrease) Increase in accrued payroll and related liabilities            (65,000)                 108,000
       Decrease in other accrued taxes                                                 -                   (5,000)
                                                                          ------------------      ------------------
  Net cash (used in) provided by operating activities                         (1,043,000)                 758,000
                                                                          ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments                                                           502,000                  780,000
   Purchase of investments                                                       (22,000)                       -
   Capital expenditures                                                         (321,000)                (114,000)
   Purchase of Treasury Stock                                                    (31,000)
                                                                          ------------------      ------------------
  Net cash provided by investing activities                                      128,000                  666,000
                                                                          ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Reductions of debt                                                            (520,000)                (365,000)
                                                                          ------------------      ------------------
      Net cash used in financing activities                                     (520,000)                (365,000)
                                                                          ------------------      ------------------
      Net (decrease) increase                                                 (1,435,000)               1,059,000
      Cash and cash equivalents, beginning of period                           1,225,000                  681,000
                                                                          ------------------      ------------------

CASH and CASH EQUIVALENTS,(OVERDRAFT) END OF PERIOD                         $   (210,000)            $  1,740,000
                                                                          ==================      ==================



See accompanying notes to consolidated financial statements

                            Cuisine Solutions, Inc.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                             Retained
                                                          Additional         Earnings        Cumulative
                                           Common           Paid-In         (Accumulated     Translation
                                            Stock           Capital          Deficit)        Adjustment
                                       ---------------- ----------------  ---------------   -------------
                                       ---------------- ----------------  ---------------   -------------
 Balance, June 29,1996                         141,000       21,352,000        2,789,000          50,000
Comprehensive Income/(Loss)
   1997 net loss                                     -                -         (466,000)              -
 Other Comprehensive Income
   Unrealized gains on debt and
   equity investments                                -                -                -               -
   Translation adjustment                            -                -                -         (37,000)

   Other Comprehensive Income/(Loss)

Comprehensive Income/(Loss)
   Loan to majority shareholder,
    including accrued interest,net                   -                -                -               -
                                       ---------------- ----------------  ---------------   -------------
Balance, June 28,1997                        $ 141,000     $ 21,352,000      $ 2,323,000        $ 13,000
Comprehensive Income/(Loss)
   1998 net loss                                     -                -       (3,121,000)              -
 Other Comprehensive Income
   Unrealized gains on debt and
   equity investments                                -                -                -               -
   Translation adjustment                            -                -                -           5,000

   Other Comprehensive Income/(Loss)

Comprehensive Income/(Loss)
    Repayment of loan to majority
       shareholder  including
        accrued interest, net                        -                -          124,000               -
                                       ---------------- ----------------  ---------------   -------------
Balance, June 27,1998                        $ 141,000     $ 21,352,000       $ (674,000)       $ 18,000
                                       ================ ================  ===============   =============
Comprehensive Income/(Loss)
   1999 net loss                                                                (733,000)
 Other Comprehensive Income
   Unrealized losses on debt and
   equity investments
   Translation adjustment                                                                         33,000

   Other Comprehensive Income/(Loss)

Comprehensive Income/(Loss)

 Treasury Shares Purchases
                                       ---------------- ----------------  ---------------   -------------
Balance, June 26,1999                        $ 141,000     $ 21,352,000     $ (1,407,000)       $ 51,000
                                       ================ ================  ===============   =============
Comprehensive Income/(Loss)
   First Quarter 2000 net income                                                  15,000
 Other Comprehensive Income
   Unrealized losses on debt and
   equity investments
   Translation adjustment                                                                        (82,000)

   Other Comprehensive Income/(Loss)

Comprehensive Income/(Loss)

 Treasury Shares Purchases
                                       ================ ================  ===============   =============
Balance, September 18,1999                   $ 141,000     $ 21,352,000     $ (1,392,000)      $ (31,000)
                                       ================ ================  ===============   =============

                                                                            Note Receivable
                                      Unrealized Gains                       From Majority
                                      (Losses) on Debt                        Shareholder,         Total
                                         and Equity           Treasury         Including         Stockholders'
                                         Investments           Stock        Accrued Interest       Equity
                                       ----------------    ---------------  ----------------  ----------------
                                       ----------------    ---------------  ----------------  ----------------
 Balance, June 29,1996                        (110,000)        (1,440,000)                -        22,782,000
Comprehensive Income/(Loss)
   1997 net loss                                     -                  -                 -          (466,000)
 Other Comprehensive Income
   Unrealized gains on debt and
   equity investments                          121,000                  -                  -          121,000
   Translation adjustment                            -                  -                  -          (37,000)
                                                                                               ----------------
   Other Comprehensive Income/(Loss)                                                                   84,000

Comprehensive Income/(Loss)                                                                          (382,000)
   Loan to majority shareholder,
    including accrued interest,net                    -                  -       (4,275,000)       (4,275,000)
                                       ----------------    ---------------  ----------------  ----------------
Balance, June 28,1997                         $ 11,000       $ (1,440,000)  $    (4,275,000)     $ 18,125,000
Comprehensive Income/(Loss)
   1998 net loss                                     -                  -                 -        (3,121,000)
 Other Comprehensive Income
   Unrealized gains on debt and
   equity investments                           95,000                  -                 -            95,000
   Translation adjustment                            -                  -                 -             5,000
                                                                                               ----------------
   Other Comprehensive Income/(Loss)                                                                  100,000

Comprehensive Income/(Loss)                                                                        (3,021,000)
    Repayment of loan to majority
       shareholder  including
        accrued interest, net                        -                  -         4,275,000         4,399,000
                                       ----------------    ---------------  ----------------  ----------------
Balance, June 27,1998                        $ 106,000       $ (1,440,000)  $             -      $ 19,503,000
                                       ================    ===============  ================  ================
Comprehensive Income/(Loss)
   1999 net loss                                                                                     (733,000)
 Other Comprehensive Income
   Unrealized losses on debt and                                                          -                 -
   equity investments                         (619,000)                                              (619,000)
   Translation adjustment                                                                              33,000
                                                                                              ----------------
   Other Comprehensive Income/(Loss)                                                                 (586,000)

Comprehensive Income/(Loss)                                                                        (1,319,000)
                                                                                                            -
 Treasury Shares Purchases                                       (577,000)                           (577,000)
                                       ----------------    ---------------  ----------------  ----------------
Balance, June 26,1999                       $ (513,000)      $ (2,017,000)  $             -      $ 17,607,000
                                       ================    ===============  ================  ================
Comprehensive Income/(Loss)
   First Quarter 2000 net income                                                                       15,000
 Other Comprehensive Income
   Unrealized losses on debt and                                                          -                 -
   equity investments                           33,000                                                 33,000
   Translation adjustment                                                                             (82,000)
                                                                                              ----------------
   Other Comprehensive Income/(Loss)                                                                  (49,000)

Comprehensive Income/(Loss)                                                                           (34,000)
                                                                                                            -
 Treasury Shares Purchases                                        (31,000)                            (31,000)
                                       ================    ===============  ================  ================
Balance, September 18,1999                  $ (480,000)      $ (2,048,000)  $             -      $ 17,542,000
                                       ================    ===============  ================  ================