Form 10-Q
period 1999-12-11
CUISINE SOLUTIONS INC
filed 2000-01-31
CIK 737602

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended     DECEMBER 11, 1999
                                             ----------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to_____ _____________


             Commission File Number            0-12800
                                   -------------------

                            CUISINE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      52-0948383
       -------------                                  ------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

               85 S BRAGG STREET, SUITE 600, ALEXANDRIA, VA 22312
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code)  (703) 750-9600
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 25, 2000.

          COMMON STOCK 0.01 PAR VALUE                     NUMBER OF SHARES
          ---------------------------                     ----------------
                   CLASS A                                    14,755,838
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

                            CUISINE SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               --------------------------------------
                                                                                   Dec., 11               June 26,
                                                                                     1999                   1999
                                                                               --------------      ------------------
ASSETS

Current Assets
  Cash and cash equivalents                                                     $    697,000            $  1,866,000
  Investments, current                                                                     -                 986,000
  Accounts receivable, trade                                                       4,923,000               4,385,000
 Inventory                                                                         7,517,000               5,091,000
 Prepaid expenses                                                                    465,000                 244,000
 Current portion of notes receivable, related party                                   34,000                  34,000
 Other current assets                                                                928,000                 838,000
                                                                               --------------      ------------------
   TOTAL CURRENT ASSETS                                                           14,564,000              13,444,000

Investments, noncurrent                                                            6,490,000               7,950,000
Land                                                                                  76,000                       -
Fixed assets, net                                                                  4,716,000               4,827,000
Note receivable, officer and related party, including accrued interest,
   less current portion                                                              479,000                 483,000
Other assets                                                                         812,000                 442,000
                                                                               --------------      ------------------
   TOTAL ASSETS                                                                 $ 27,137,000            $ 27,146,000
                                                                               ==============      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Current portion of long-term debt                                             $  1,306,000            $    623,000
  Accounts payable and accrued expenses                                            3,414,000               4,081,000
  Accrued payroll and related liabilities                                          1,126,000                 993,000
  Other accrued taxes                                                                  9,000                   9,000
                                                                               --------------      ------------------
     Total current liabilities                                                     5,855,000               5,706,000

Long-term debt, less current portion                                               1,931,000               1,943,000
                                                                               --------------      ------------------
    Total liabilities                                                              7,786,000               7,649,000
                                                                               --------------      ------------------

Stockholders' equity

 Common stock - $.01 par value, 20,000,000 shares
    authorized, 15,578,620  shares issued and
    14,755,838 and 13,285,838 shares outstanding respectively                        156,000                 156,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                            -                       -
 Additional paid-in capital                                                       23,227,000              23,227,000
 Retained earnings (accumulated deficit)                                          (1,363,000)             (1,407,000)
Accumulated Other Comprehensive Income

    Unrealized gains on debt and equity investments                                 (465,000)               (513,000)
    Cumulative translation adjustment                                               (156,000)                 51,000
 Treasury stock, at cost (822,782 and 792,782 shares
    at December 1999 and June 1999 respectively)                                  (2,048,000)             (2,017,000)
                                                                               --------------      ------------------
    Total stockholders' equity                                                    19,351,000              19,497,000
                                                                               --------------      ------------------
Commitments and contingencies
                                                                               --------------      ------------------
  Total liabilities and stockholders' equity                                    $ 27,137,000            $ 27,146,000
                                                                               ==============      ==================

See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    -------------------------------------------------------------------
                                                             SECOND QUARTER                   YEAR TO DATE
                                                    -------------------------------------------------------------------
                                                            TWELVE WEEKS ENDED          TWENTY FOUR WEEKS ENDED
                                                    -------------------------------------------------------------------
                                                      Dec. 11,           Dec., 12        Dec. 11,            Dec., 12
                                                        1999               1998            1999                1998
                                                    -------------     -------------  ---------------    ---------------
NET SALES-PRODUCTS                                     8,701,000      $  6,654,000       16,590,000     $   12,526,000
SERVICE SALES                                                  -           250,000                -            500,000
                                                    -------------------------------  ----------------------------------
NET SALES                                              8,701,000         6,904,000       16,590,000         13,026,000

COST OF GOODS SOLD                                     6,383,000         5,278,000       12,256,000          9,971,000
                                                    -------------------------------  ----------------------------------
    GROSS MARGIN                                       2,318,000         1,626,000        4,334,000          3,055,000

SELLING AND ADMINISTRATION                             2,275,000         1,961,000        4,368,000          3,707,000
DEPRECIATION AND AMORTIZATION                              5,000           106,000           51,000            104,000
OTHER INCOME                                                   0          (142,000)               0           (142,000)
                                                    -------------------------------  ----------------------------------
    LOSS FROM OPERATIONS                                  38,000          (299,000)         (85,000)          (614,000)
                                                    -------------------------------  ----------------------------------

NONOPERATING INCOME (EXPENSE)

    INVESTMENT INCOME                                     51,000           410,000          193,000            611,000
    INTEREST EXPENSE                                     (40,000)          (66,000)         (88,000)          (100,000)
    OTHER INCOME                                          10,000             1,000           24,000              1,000
                                                    -------------------------------  ----------------------------------
        TOTAL  NONOPERATING INCOME                        21,000           345,000          129,000            512,000
                                                    -------------------------------  ----------------------------------



INCOME(LOSS) FROM OPERATIONS BEFORE INCOME TAX            59,000            46,000           44,000           (102,000)
PROVISION FOR INCOME TAX EXPENSE                               -                 -                -             (6,000)
                                                    -------------------------------  ----------------------------------



                                                    -------------------------------  ----------------------------------
NET INCOME (LOSS)                                    $    59,000      $     46,000    $      44,000     $     (108,000)
                                                    ===============================  ==================================




                                                                                      $           -     $        (0.01)
                                                    -------------------------------  ----------------------------------
BASIC  AND DILUTED NET INCOME(LOSS) PER SHARE        $         -      $          -    $           -     $        (0.01)
                                                    ===============================  ==================================

WEIGHTED AVERAGE SHARES OUTSTANDING                   14,755,838        15,257,710       14,755,838         15,257,710
                                                    ===============================  ==================================


See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 ------------------------------------
                                                                                            Year to date
                                                                                     Twenty four weeks ended
                                                                                  Dec. 11,                Dec., 12
                                                                                    1999                    1998
                                                                                 -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                                                 $    44,000            $  (108,000)
Adjustments to reconcile net loss to
  net cash used by operating activities
    Depreciation and amortization                                                     434,000                412,000
    Change in cumulative translation adjustment                                       207,000                117,000
    Changes in assets and liabilities, net of
    effects of non-cash transactions:
       Increase in accounts receivable trade, net                                    (538,000)               (22,000)
       Increase  in inventory                                                      (2,426,000)              (834,000)
       (Increase)decrease  in prepaid expenses                                       (221,000)               365,000
       Increase in notes receivable, related party                                     (4,000)              (459,000)
       Decrease in income tax receivable                                                    -              1,062,000
       Increase in other assets                                                      (460,000)              (724,000)
       Decrease in accounts payable
          and accrued expenses                                                       (667,000)              (474,000)
      Increase in accrued payroll and related liabilities                             133,000                255,000
      Decrease in other accrued taxes                                                       -                (13,000)
                                                                                 -------------          -------------
  Net cash used by operating activities                                            (3,498,000)              (423,000)
                                                                                 -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of investments                                                              2,446,000              4,754,000
   Purchase of investments                                                                  -             (3,545,000)
   Purchase of Treasury Stock                                                         (31,000)              (173,000)
   Proceeds from sale of Land held for resale                                               -                 85,000
   Capital expenditures                                                              (769,000)              (109,000)
                                                                                 -------------          -------------
  Net cash provided by investing activities                                         1,646,000              1,012,000
                                                                                 -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Additions to debt                                                                   683,000                      -
  Reductions of debt                                                                        -               (503,000)
                                                                                 -------------          -------------
      Net cash (used) provided by financing activities                                683,000               (503,000)
                                                                                 -------------          -------------

      Net increase in cash and cash equivalents                                    (1,169,000)                86,000
      Cash and cash equivalents, beginning of period                                1,866,000              1,780,000
                                                                                 -------------          -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   697,000            $ 1,866,000
                                                                                 =============          =============

See accompanying notes to consolidated financial statements

                            CUISINE SOLUTIONS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                   Retained
                                                                Additional         Earnings          Cumulative
                                               Common             Paid-In        (Accumulated       Translation
                                               Stock              Capital          Deficit)          Adjustment
                                            ----------    -----------------     --------------     ------------
 BALANCE, JUNE 29,1996                        141,000           21,352,000          2,789,000           50,000
COMPREHENSIVE INCOME/(LOSS)
   1997 NET LOSS                                    -                    -           (466,000)               -
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND
   EQUITY INVESTMENTS                               -                    -                  -                -
   TRANSLATION ADJUSTMENT                           -                    -                  -          (37,000)

   OTHER COMPREHENSIVE INCOME/(LOSS)
COMPREHENSIVE INCOME/(LOSS)
   LOAN TO MAJORITY SHAREHOLDER,
    INCLUDING ACCRUED INTEREST,NET                  -                    -                  -                -
                                            ----------    -----------------     --------------     ------------
BALANCE, JUNE 28,1997                        $141,000      $    21,352,000       $  2,323,000       $   13,000
COMPREHENSIVE INCOME/(LOSS)
   1998 NET LOSS                                    -                    -         (3,121,000)               -
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND
   EQUITY INVESTMENTS                               -                    -                  -                -
   TRANSLATION ADJUSTMENT                           -                    -                  -            5,000

   OTHER COMPREHENSIVE INCOME/(LOSS)
COMPREHENSIVE INCOME/(LOSS)
    REPAYMENT OF LOAN TO MAJORITY
       SHAREHOLDER  INCLUDING
        ACCRUED INTEREST, NET                       -                    -            124,000                -
                                            ----------    -----------------     --------------     ------------
BALANCE, JUNE 27,1998                        $141,000      $    21,352,000       $   (674,000)      $   18,000
                                            ==========    =================     ==============     ============

COMPREHENSIVE INCOME/(LOSS)
   1999 NET LOSS                                                                     (733,000)
 OTHER COMPREHENSIVE INCOME

   UNREALIZED LOSSES ON DEBT AND
   EQUITY INVESTMENTS
   TRANSLATION ADJUSTMENT                                                                               33,000

   OTHER COMPREHENSIVE INCOME/(LOSS)
COMPREHENSIVE INCOME/(LOSS)

 TREASURY SHARES PURCHASES
                                            ----------    -----------------     --------------     ------------
BALANCE, JUNE 26,1999                        $141,000      $    21,352,000       $ (1,407,000)      $   51,000
                                            ==========    =================     ==============     ============
COMPREHENSIVE INCOME/(LOSS)
   SECOND QUARTER YTD 2000 NET INCOME                                                 104,000
 OTHER COMPREHENSIVE INCOME
   UNREALIZED LOSSES ON DEBT AND
   EQUITY INVESTMENTS
   TRANSLATION ADJUSTMENT                                                                             (207,000)

   OTHER COMPREHENSIVE INCOME/(LOSS)
COMPREHENSIVE INCOME/(LOSS)
  ISSUE OF NON-REGISTERED SHARES
 FOR ACQUISITION, 1,500,000 SHARES             15,000            1,877,000
 $.01 PAR.
 TREASURY SHARES PURCHASES
                                            ----------    -----------------     --------------     ------------
BALANCE, SEPTEMBER 18,1999                   $156,000      $    23,229,000       $ (1,363,000)      $ (156,000)
                                            ==========    =================     ==============     ============


                                                                                         Note Receivable
                                            Unrealized Gains                              From Majority
                                            (Losses) on Debt                               Shareholder,                  Total
                                               and Equity           Treasury                Including                Stockholders'
                                              Investments            Stock               Accrued Interest               Equity
                                          --------------------   -----------------    ---------------------   ---------------------
 BALANCE, JUNE 29,1996                              (110,000)          (1,440,000)                       -              22,782,000
COMPREHENSIVE INCOME/(LOSS)
   1997 NET LOSS                                           -                    -                        -                (466,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND
   EQUITY INVESTMENTS                                                           -                        -                 121,000
   TRANSLATION ADJUSTMENT                           (121,000)                   -                        -                 (37,000)
                                                                                                              ---------------------
   OTHER COMPREHENSIVE INCOME/(LOSS)                                                                                        84,000
COMPREHENSIVE INCOME/(LOSS)                                                                                               (382,000)
   LOAN TO MAJORITY SHAREHOLDER,
    INCLUDING ACCRUED INTEREST,NET                         -                    -               (4,275,000)             (4,275,000)
                                          --------------------   -----------------    ---------------------   ---------------------
BALANCE, JUNE 28,1997                      $          11,000       $   (1,440,000)     $        (4,275,000)     $       18,125,000
COMPREHENSIVE INCOME/(LOSS)
   1998 NET LOSS                                           -                    -                        -              (3,121,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND
   EQUITY INVESTMENTS                                 95,000                    -                        -                  95,000
   TRANSLATION ADJUSTMENT                                  -                    -                        -                   5,000
                                                                                                              ---------------------
   OTHER COMPREHENSIVE INCOME/(LOSS)                                                                                       100,000
COMPREHENSIVE INCOME/(LOSS)                                                                                             (3,021,000)
    REPAYMENT OF LOAN TO MAJORITY
       SHAREHOLDER  INCLUDING
        ACCRUED INTEREST, NET                              -                    -                4,275,000               4,399,000
                                          --------------------   -----------------    ---------------------   ---------------------
BALANCE, JUNE 27,1998                      $         106,000       $   (1,440,000)     $                 -      $       19,503,000
                                          ====================   =================    =====================   =====================

COMPREHENSIVE INCOME/(LOSS)
   1999 NET LOSS                                                                                                          (733,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED LOSSES ON DEBT AND                                                -                                                -
   EQUITY INVESTMENTS                               (619,000)                                                             (619,000)
   TRANSLATION ADJUSTMENT                                                                                                   33,000
                                                                                                              ---------------------
   OTHER COMPREHENSIVE INCOME/(LOSS)                                                                                      (586,000)
COMPREHENSIVE INCOME/(LOSS)                                                                                             (1,319,000)
                                                                                                                                 -
 TREASURY SHARES PURCHASES                                               (577,000)                                        (577,000)
                                          --------------------   -----------------    ---------------------   ---------------------
BALANCE, JUNE 26,1999                      $        (513,000)      $   (2,017,000)     $                 -      $       17,607,000
                                          ====================   =================    =====================   =====================
COMPREHENSIVE INCOME/(LOSS)
   SECOND QUARTER YTD 2000 NET INCOME                                                                                       44,000
 OTHER COMPREHENSIVE INCOME
   UNREALIZED LOSSES ON DEBT AND                                                -                                                -
   EQUITY INVESTMENTS                                 46,000                                                                46,000
   TRANSLATION ADJUSTMENT                                                                                                 (207,000)
                                                                                                              ---------------------
   OTHER COMPREHENSIVE INCOME/(LOSS)                                                                                      (161,000)
COMPREHENSIVE INCOME/(LOSS)                                                                                               (117,000)
  ISSUE OF NON-REGISTERED SHARES                                                                                                 -
 FOR ACQUISITION, 1,500,000 SHARES                                                                                       1,892,000
 $.01 PAR.
 TREASURY SHARES PURCHASES                                                (31,000)                                         (31,000)
                                          --------------------   -----------------    ---------------------   ---------------------
BALANCE, SEPTEMBER 18,1999                 $        (467,000)      $   (2,048,000)     $                 -      $       19,351,000
                                          ====================   =================    =====================   =====================

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

2)      Fiscal Periods

        The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters, of fiscal years 2000 and 1999 contain 12 weeks, and the third quarter contains 16 weeks. Nouvelle Carte is currently using twelve-month calendar accounting periods. Cuisine Solutions financial statements utilized July-September as the first quarter and October- December as the second quarter.

3)      Inventory

        Inventories are valued at the lower of cost, determined by the first-in, first-out method (FIFO), or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

        Inventory consists of:

                                             Dec. 11,      Jun. 26,
                                               1999          1999
-----------------------------------------------------------------------
 Raw materials                              $ 1,152,000  $   1,509,000

 Frozen product & other finished goods        6,376,000      3,414,000

 Packing materials & supplies                   126,000        236,000
                                          -----------------------------
                                              7,654,000      5,159,000

 Less obsolescence reserve                     (137,000)       (68,000)
                                          -----------------------------

                                            $ 7,517,000  $   5,091,000
                                          =============================

4)      Dividends - None.

5)      Commitments and Contingencies

        The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.


6)      Transaction with Related Party

        During the second quarter of fiscal year 2000 the Company completed the acquisition of Nouvelle Carte France , a sous vide manufacturer formerly owned by the majority shareholder. The acquisition was initiated due to growing demands to provide same products in both the USA and Europe by some of our larger customers. The transaction involved the issuance of 1,500,000 non-registered common shares in exchange for 100% ownership of Nouvelle Carte. An earnout that allows for a maximum issuance of additional 1,000,000 shares over a two-year period was included in the deal and is contingent upon certain earnings criteria. THE FRENCH ACQUISITION ADDED $4,036,000 IN TOTAL ASSETS AND $1,893,000 IN EQUITY TO THE CONSOLIDATED BALANCE SHEET AS OF THE START OF THE SECOND QUARTER OF FISCAL 2000.

7)      Restatements

        Since Nouvelle Carte was wholly owned by the majority shareholder, all financial comparisons have been restated to reflect previous year's figures. Specifically, the second quarter and year to date statement of operations, consolidated balance sheet and consolidated statement of cash flows have been restated to reflect previous years consolidated results with Nouvelle Carte. The Nouvelle Carte balance sheet has been consolidated using historical cost. No adjustments to market value have been made to the pre-acquisition balance sheet to reflect market value of real estate or depreciated plant equipment listed as in the fixed assets of the acquired Company. Any adjustments required as a result of due diligence have been made prior to the acquisition. Operating results for the second quarter of fiscal 2000 included a $60,000 charge for expenses associated with completing the Nouvelle Carte France acquisition.

8)      Statement Re Computation of Per Share Earnings

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

      The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the effect of all outstanding stock options for the three periods ended December 11, 1999 and December 12, 1998. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive.

             The following table sets forth the computation of basic and diluted earnings (loss) per common share:

 Three Periods Ended Dec. 11,1999 and Dec. 12, 1998:

                                                                                      DEC. 11,      DEC. 12,
 BASIC EARNINGS  PER SHARE COMPUTATION:                                                   1999          1998
 --------------------------------------                                                   ----          ----
 Numerator:
 Net income                                                                            $59,000       $46,000


 Denominator:
 Weighted-average common shares                                                     14,755,838    15,257,710

 Basic earnings per share                                                                $0.00         $0.00


 DILUTED EARNINGS PER SHARE COMPUTATION:
 ---------------------------------------
 Numerator:
 Net income                                                                            $59,000       $46,000


 Denominator:

 Weighted-average common shares                                                     14,755,838    15,257,710


 Diluted earnings per share                                                              $0.00         $0.00


 Six Periods Ended Dec. 11,1999 and Dec.12, 1998:

                                                                                      DEC. 11,      DEC. 12,
 BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:                                             1999          1998
 --------------------------------------------                                             ----          ----
 Numerator:
 Net Income (Loss)                                                                     $44,000    ($108,000)


 Denominator:
 Weighted-average common shares                                                     14,755,838    15,257,710


 Basic Income (Loss) per share                                                           $0.00       ($0.01)


 DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
 ----------------------------------------------
 Numerator:
 Net Income(Loss)                                                                      $44,000    ($108,000)


 Denominator:
 Weighted-average common shares                                                     15,285,838    15,257,710


 Diluted Earnings (Loss) per share                                                       $0.00       ($0.01)

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

RESULTS OF OPERATIONS
        Cuisine Solutions, Inc. reported a net income of $59,000 for second quarter 2000 compared to a net income of $46,000 a year ago, an improvement of 28%. Revenue in second quarter 2000 increased by 26.0% compared to a year ago due to the increase in total sales volume.


NET SALES

Second quarter fiscal 2000 sales totaled $8,701,000, up 26.0% from second quarter 1999 sales of $6,904,000.Non-France sales, sales without the acquired French Subsidiary, during the second quarter totaled $6,248,000, up $1,626,000 or 34.6% from FY99 non-France sales of $4,642,000.


                                           Q2 FISCAL 2000        Q2 FISCAL 1999      $CHANGE         %CHANGE
                                          ----------------      ----------------    ---------       ---------
      USA                                   $    5,783,000        $     4,013,000   $  1,770,000        44.1%
      Norway                                $      629,000        $     (164,000)        465,000      (26.1%)
      France                                     2,453,000        $     2,262,000   $    191,000         8.4%

                                        ---------------------------------------------------------------------
     Total Product Sales Revenue            $    8,701,000        $      6,904,000  $  1,797,000        26.0%
                                        =====================================================================


USA SALES

Second quarter fiscal 2000 sales to the Lodging/Food service channel totaled $2,136,000 versus previous years total of $1,681,000 an increase of $455,000 or 27%. The lodging/food service sales channel has a wide customer base with many banquet /meal providers. The increase in lodging sales has been consistent and steady with large event catering providing the majority of the sales increase. These large events include large city convention centers, Florida vacation resorts, casinos and sporting events with the latest addition being auto racing. The lodging/food service sales channel continues to provide the Company with sales challenges but also the greatest gross margin potential. Customers in this market place high value on the labor savings, quality, consistency, safety and availability. Gross margins without distribution costs on sales to this channel were approximately 37% during the second quarter of fiscal 2000. Management can continue to improve this margin through management of the product mix and cost reduction, but will reap the most benefit through improvements in distribution management and related costs.

 Sales to the On Board services channel increased 102% in the USA to $3,171,000 from $1,565,000 in the previous year through penetration and progressive development into existing accounts as well as new accounts. The On Board Services channel has developed business relationships with most of the major US airlines and is working on building these relationships through continued value and service. Cuisine Solutions is becoming a "known" and popular quality supplier in the industry. This icon is important to management since the current sales and marketing program as well as the Company name has only been in the market place for two years. In addition to airlines, On Board Services have increased sales to U.S. based passenger rail by $606,000 during the second quarter versus sales of $33,000 during the previous year. Passenger rail service programs involved developing products for specific rail lines and providing on site training to assist customers with initial introduction of the products. Sales results during the second quarter were consistent with projections.

While airline and railway sales continue to increase through the execution of strategic marketing plans, the On Board Service team has initiated programs to provide meal solutions to harbor cruise lines. During the second quarter of fiscal 2000, initial sales to this customer group were over $100,000. Management believes this customer group has great potential and projections on total market potential should be available for the third quarter MD&A.

The USA New Business channel which consists of retail, catalog, military, restaurants and small food service distributors experienced a sales decline to $476,000 during the second quarter of fiscal year 2000 versus previous years sales of $518,000. The decline was due to decreased shipments to retail accounts. The company does not planning any growth in this sales channel during fiscal year 2000 and anticipates total sales for the year to remain flat. A strategic focus on the retail market has not been initiated due to the need to focus on existing markets and the marketing investment requirement to support a retail strategy. The Company has been evaluating opportunities of direct consumer sales via the Internet. The Company has strong global relationships with some of the most popular chefs in the world as well as a keen understanding of the food service market in many countries. The Company feels the Internet may be the business medium that will allow management to take advantage of the global relationships and market knowledge. Management intends to evaluate these opportunities during the third quarter.

The USA did not receive any revenues from management services versus the $249,000 earned during the second quarter of fiscal 1999.

NORWAY SALES

Sales to Europe from Norway during the second quarter of fiscal 2000 were $465,000, down $164,000 or 26.0% from the $629,000 reported for the second quarter of fiscal 1999. The decrease in sales is attributed to earlier production problems experienced in Norway. Production problems earlier in the fiscal year caused the Company to miss key short-term sales cycles to airline customers. Sales cycles usually run for three-month periods. The Company has strong relationships with these airline accounts and expects to resume sales for future cycles.

FRANCE SALES

During the second quarter of fiscal year 2000, the Company completed the acquisition of Nouvelle Carte France, a French sous vide manufacturer that produces both fresh and frozen prepared meals for retail, food service and airline accounts. The Company needed a strategic European Community approved manufacturing base to supply global airline and food service accounts in throughout Europe. Nouvelle Carte, now officially known as Cuisine Solutions France, provides the manufacturing base required as well as a source of technical assistance and additional R&D talent to support the Company's' growth. In addition to the manufacturing and technical capabilities, Cuisine Solutions France has a long and strong relationship with one of the largest global retailers with 50% of current revenues to retail accounts. The Brazilian joint venture, scheduled to begin production in July 2000, intends to utilize these retail relationships when growing the Brazilian business since the retail accounts in France have a strong global presence that includes a solid position in Brazilian retail.

Cuisine Solutions France is currently using a twelve-month accounting calendar, with an accounting period close ending on the last day of each month. Sales for the Cuisine Solutions fiscal 2000 second quarter included sales revenue from Cuisine Solution France from October 1, 1999 through December 31, 1999. The total fiscal year 2000 second quarter sales during this period in US dollars were $2,453,000 versus previous year sales of $2,262,000, an increase of $191,000 or 8.4%. Sales in French francs during the same period were FRF 15,707,000 versus FRF 12,709,000 respectively, an increase of 23.5%. The differences in growth are due to the USD-FRF fluctuations in the exchange rate for the respective periods. (I added the FRF comment since the domestic currency is a better indicator of real business growth) BRAZIL

Fiscal year 1999 second quarter USA revenues include $250,000 in management fees for services provided to Brazil, primarily related to architectural designs for the layout of the manufacturing facility. During the second quarter of fiscal 2000, there was no revenue from management fees to Brazil. Brazil is scheduled to begin production in July 2000.

                                                     QUARTER ENDED
                                                  ---------------------
                                                  DEC. 11,    DEC.  12,
                                                    1999          1998
                                                    ----          ----
                                                 (dollars in thousands)
Net sales........................................  $8,701    $   6,904
Gross margin percentage..........................  26.6%         23.6%
Profit (Loss) from operations                 $    38            (299)

Gross margins increased to 26.6% in second quarter fiscal 2000 versus 23.6% in the previous year.

Gross margins on sales from the USA & Norway plant increased to 27.4% in the second quarter of fiscal 2000 versus 25.0% during the second quarter of fiscal 1999. Continued product mix management, cost reductions and price increases, drove this increase. The margins can continue to improve in the USA through continued aggressive management of the product line and added focus on distribution cost controls. Gross margins in France increased to 21.7% during the second quarter of fiscal 2000 versus 19.1% during the same period in the previous year. The margin increase is attributed to changes in the product mix and increased sales to food service and airline customers.

SELLING AND ADMINISTRATIVE EXPENSES

        A comparison of selling and general administrative costs follows:

                                                     QUARTER ENDED
                                                ----------------------
                                                DEC. 11,       DEC. 12,
                                                  1999          1998
                                                  ----          ----
                                                (dollars in thousands)
Selling and administrative costs.............   $  2,275       $ 1,961

        Selling and administrative costs as a percent of sales went from 28.4% in the second quarter of fiscal 1999 to 26.1% in fiscal 2000. Expenses related to the acquisition of Nouvelle Carte France during the second quarter of fiscal 2000 totaled $60,000. These expenses included legal, duel diligence and travel to complete the transaction. The balance of the increase in actual spending was driven by the expansion of the On Board Services Sales Group to continue to meet growing customer demand, expenses related to increased travel to Norway and Brazil and increased spending on trademark protection for the Cuisine Solutions trademark.


DEPRECIATION AND AMORTIZATION

        Depreciation and amortization decreased by $35,000 to $177,000 for the second quarter of fiscal year 2000, compared with $212,000 for the same period a year ago. This decrease is due to equipment that has become fully depreciated.


NONOPERATING INCOME AND EXPENSE

        Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

        Interest expense relates to the borrowings relating to the Company's U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At December 11, 1999, the Company had borrowings of approximately $3,236,000, bearing interest at rates ranging from 3.76% to 10.5%. The majority of these borrowings of $1,344,000 was through its Norwegian subsidiary and includes a capital lease on the building in Norway. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year. The Company's U.S. operations represent $9,000 of these borrowings for a truck and the remainder is a term loan in France to finance a plant expansion.


TWENTY FOUR WEEKS ENDED DECEMBER 11, 1999 COMPARED TO TWENTY FOUR WEEKS ENDED DECEMBER 12, 1998

NET SALES
        Second quarter year to date 2000 sales totaled $ 16,590,000, up 27.4% from a year ago sales of $13,026,000. Year to date USA On Board Service Sales increased $2,790,000 or 82%, Lodging/Food Service sales increased $817,000, or 29.2%, Norway Sales to Europe are up $252,000 or 17.4% while New Business Sales are down $211,000 or a decrease of 19.5%. YTD sales from the newly acquired Cuisine Solutions France increased by $ 416,000, or 10.9%. Year to date management fees decreased by $500,000 versus previous year to date.

Total second quarter YTD sales by region are as follows:

                                       YTD FISCAL 2000       YTD FISCAL 1999      $CHANGE               %CHANGE
                                      -----------------     -----------------    ---------             ---------
  USA                                    $  10,653,000       $       7,757,000   $    2,896,000            37.3%
  Norway                                     1,729,000               1,477,000   $      252,000            17.1%
  France                                     4,208,000               3,792,000   $      416,000            10.9%

                                     ---------------------------------------------------------------------------
 Total Product Sales Revenue             $  16,590,000       $      13,026,000   $     3,564,000           27.4%
                                     ===========================================================================

Total year to date second quarter sales by business channel is as follow:

                                       YTD FISCAL 2000       YTD FISCAL 1999      $CHANGE                %CHANGE
                                      -----------------     -----------------    ---------              ---------
 Management Fees                      $              0       $       500,000     $    (500,000)
 On Board Services                    $      3,379,000       $     2,790,000     $   6,169,000             82.6%
 Europe                               $      1,729,000       $     1,477,000     $     252,000             17.4%
 Lodging/Food                         $      3,613,000       $     2,796,000     $     817,000             29.2%
 Service
 New Business Development             $        871,000       $     1,082,000     $    (211,000)          (19.5%)
 France                               $      4,208,000             3,792,000     $     416,000             10.9%
                                     ---------------------------------------------------------------------------
 Total Product Sales Revenue          $     16,590,000       $    13,026,000     $   3,564,000             27.4%
                                     ===========================================================================

        Year to date fiscal 1999 second quarter management fees of $500,000 are fees for services provided to Brazil, primarily related to architectural designs for the layout of the manufacturing facility.

        The YTD fiscal year 2000 product sales increase without Management fees were $4,064,000 over fiscal year 1999 second quarter total YTD product sales of $12,526,000 or an increase of 32.4%.

        A comparison of net sales, gross margin percentages and losses from operations follows:

                                   YEAR TO DATE
                               -----------------------
                               DEC. 11,       DEC.  12,
                                 1999           1998
                                 ----           ----
                               (dollars in thousands)
Net sales.....................$   16,590      $ 13,026
Gross margin percentage.......      26%          23%
Loss from operations..........$    (85)         (614)


        Total consolidated gross margins improved to 26% year to date fiscal 2000 second quarter compared with 23% a year ago. The gross margin improvement was due to product mix management, the impact of higher volume on manufacturing fixed costs in the U.S. facility and the additional sales in France at higher margins than in the previous year. The previous year to date sales of $13,026,000 included $500,000 of management fees that did not have cost of goods associated with the revenue. The adjusted cost of goods ratio without management fees for year to date fiscal 1999 is 20%. Management is confident that continued product mix management as well as strategic purchasing and capital investment in streamlining key manufacturing processes will provide additional margin potential. Management will also continue to test the elasticity of price in the Food Service channel via strategic price increases.

The YTD fiscal 2000 Lodging/Food Service Sales increased by $817,000 or 29.2% . The sales increase is attributed to large event caterers, convention centers and sporting events. The company is targeting larger events to develop more "KEY" food service accounts to obtain larger individual orders and attempt to reduce the total number of sku's to reduce distribution costs. The Lodging Food Service channel continues to provide the largest customer base and highest gross margin percentage, providing the return and customer stability at the cost of smaller unit orders and a more expensive sales process. The purchase decision is highly decentralized in this sales channel and increased sales coverage and related expense is needed to service the regions. Management continues to monitor sales growth by metropolitan sales area and will continue to focus on sales penetration on a regional basis.

USA fiscal year 2000 year-to-date On Board Service sales has increased 82% to $6,169,000 from fiscal year 1999 year-to-date sales of $3,379,000. The sales and marketing efforts of the On Board Service Group have created an accelerated awareness of Cuisine Solutions in this sales channel as a company that provides consistent high quality service and value to the airline industry. The Company now provides product to most major U.S. airlines as well as well known international carriers. The recent acquisition of Nouvelle Carte has provided additional value to Cuisine Solutions in this industry since few meal providers can provide the quality and consistency on both sides of the Atlantic. This value has helped the Company gain access to new USA opportunities due to the increased strategic value of the Company to our customers.

The Company has maintained its focus on first class and business class in this sales channel due to the continued demand for high quality product and higher product margin potential return. The company has experienced growing demand for pasta products and has delivered with a line of gourmet prepared pasta items that are suitable for first class and business class. This product line, initiated during fiscal 1998 with limited production capabilities was unique in using enrobed technology that enables the sauce to adhere to the pasta during the mixing process. This prevents the sauce from shifting to one side of the packaging during the distribution and preparation process and allows for more increased uniform coverage and product quality. To meet the growing demand, the Company has invested in a dedicated pasta production line within the existing facility using the latest state of the art equipment and engineering and expects the line to be fully operational during the third quarter of fiscal 2000.

In addition to the growth in the airline channel, On Board Services has experienced growth in passenger rail service demand pushing fiscal year 2000 second quarter year to date sales to $1,500,000 from less than $50,000 in the previous year-to-date result. This program required strategic execution from product introduction through on site training. Management is confident that On Board services has created another strategic customer alliance. During the second quarter of fiscal year 2000, On Board Services introduced a meal solutions to various harbor cruise line services in various cities. Since all sales occurred during the second quarter, year to date sales of approximately $100,000 were recorded during the initial product introduction.

Fiscal year 2000 year to date New Business Development sales has decreased $211,000, or 19.5% versus previous year to date sales. The significant decline was due to an In-Store Deli program sold in the previous year that has declined during fiscal 2000. Management anticipated the decline due to initial on site tests with the retailer, but will continue to offer products in the event another strategic effort is made by any retailer to improve an In-Store Deli or Home Meal Replacement program. As mentioned in earlier filings, Management does not anticipate any growth in this sales channel during fiscal 2000.

Although Norway sales declined during the second quarter of fiscal 2000 by 26%, total year to date sales increased by 17.4% due to increased sales to European airline accounts. The salmon products produced in Norway are held in high regard by many of our large customers. The high quality resides in our ability to manage the product from its source, to a final prepared product since our salmon supplier is located next to our processing facility and Cuisine Solutions can control quality down to the diet of the salmon. Although problems in operations during the first quarter caused us to miss a cycle in the second quarter, management expects third quarter sales to be on target.

FRANCE

Year to date sales in France for the period July 1, 1999 through December 31, 1999, increased by $416,000 or 10.9% to $4,208,000 versus previous year same period sales of $3,792,000. The increase was driven by increases in airline and food service sales. Year to date sales in French Francs for the period July 1, 1999 to December 31, 1999 were FRF 21,589,000 versus previous year same period sales of FRF 26,522,000, and increase of FRF 4,933,000 or 22.8%. The difference in percentage growth accounted for in exchange rate fluctuations. The composition of sales in France for calendar 1999 was approximately 50.3% retail, 12.0% airline, 37.7% Food Service. No channels declined in sales and the largest percentage growth came from airlines.

The integration of Nouvelle Carte into Cuisine Solutions has been smooth and uneventful with motivation and morale very high on both sides of the Atlantic. Each functional area in Cuisine Solutions France has a counterpart in the USA with communication on a daily basis for direction and support. Business analysis tools are currently in place that provides management with product line profitability and expense control. Management has already begun the implementation of standard cost systems using existing French based MIS capabilities to minimize cost, and provide immediate assistance with product cost control and management.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization decreased $84,000 to $434,000 for year to date second quarter of fiscal year 2000, compared with $518,000 for the same period a year ago. This decrease is related to the plant equipment reaching its useful life in the USA.



NONOPERATING INCOME AND EXPENSE

        Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities

        Interest expense relates to the borrowings relating to the Company's U.S., Norwegian subsidiary including the Norwegian capital lease and France. At December 11, 1999, the Company had borrowings of approximately $3,237,000, bearing interest at rates ranging from 3.76% to 10.5%. The majority of these borrowings of $1,344,000 was through its Norwegian subsidiary and includes a capital lease on the building in Norway. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year. The Company's U.S. operations represent $9,000 of these borrowings for a truck and the remainder is a term loan in France to finance a plant expansion.

PROVISION FOR TAXES

        No provision for income taxes was made during the second quarter or for YTD fiscal 2000.

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

        The Company's costs of its Norwegian subsidiary are denominated in Norwegian kroner. Sales of products from its Norwegian subsidiary are made in the currency of the purchasing jurisdiction and are subsequently recorded in
Norwegian kroner.   The Company does engage in forward contracts for Norway
shipments to the USA where these shipments are predictable with the objective of protecting planned profit margins. The USA does not purchase product from France and therefore, does not have any exposure to foreign exchange other than translation adjustments during consolidations.

LIQUIDITY AND CAPITAL RESOURCES

        At December 11, 1999, the Company's combined total of cash and short-term investment balances was $697,000, compared with $2,852,000 at June 26, 1999. This decrease is the result of the increased inventory, receivables and capital spending. Additionally, the Company held investments of $6,490,000 and $7,950,000 at December 11, 1999 and June 26, 1999, respectively, with
maturities greater than one year.   There is no restriction on cash balances at
the end of second quarter 2000.

        Net cash used by operations amounted to $3,498,000 for year to date 2000, compared to cash used of $423,000 a year ago. Cash in the amount of $1,646,000 was provided by investing activities, largely due to the sale of investments at maturity. Cash in the amount of $683,000 was provided by financing activities to related to the Norwegian operations expanded use of a working capital line of credit.
        The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of December 11, 1999, $1,301,000 was outstanding under this overdraft facility. The maximum amount available under line of credit is currently $ $ 1,350,000.

FUTURE PROSPECTS

MARKETING EFFORTS

In fiscal year 2000, the Company's strategy will involve increasing the Cuisine Solutions market share while improving image of pre-prepared frozen entrees in the banquet, airline, rail and cruise line industries. During fiscal year 2000, the Company launched a celebrity chef marketing campaign that involved events, hosted by some of the top chefs in the country to include Daniel Boulud of Daniels in New York City, Charlie Trotter of Charlie Trotters in Chicago and Mark Miller of the Coyote Cafe in Santa Fe. . The events were attended by regional chefs and buyers from the Banquet, Airline and Retail industry. These top chefs endorsed the quality and consistency and flexibility of Cuisine Solutions products and presented Cuisine Solutions products to the group using their own styles and creations. These endorsements are very valuable in overcoming the reluctance of many chefs to use pre-prepared frozen products in their facilities. Some of the chefs have agreed to participate in additional marketing campaigns with the company. Cuisine Solutions, through its international relationships, is also pursuing the same marketing campaigns in Europe where cultures embrace chefs in an even higher level of celebrity status.

LODGING/FOOD SERVICE:

        The Lodging/Food Service channel sales has enjoyed 29% YTD growth during fiscal 2000. The fiscal 2000 strategy involves the continued growth to the hotel banquet customer group, but additional focus on special events. Special events are large events such as the Super Bowl, PGA Tournament, World Cup, NASCAR Races, and Olympics. The company is positioning itself as the premier supplier to these and other events and already has a successful track record in those mentioned. In addition to special events, the Food Service Management Group has been working with large contract food service groups that provide meals to health care organizations, company cafeterias, schools and other institutions. The Cuisine Solutions consistency, quality and labor savings provide attractive opportunities to these organizations. An example of these efforts include two items already approved for Marriott Sodexho Services for delivery to their health care units, that continue to expand. Cuisine Solutions feels these strategic partnerships are essential to aggressive growth in this sales channel.

Management expects the sales growth to continue at same or higher rates for the balance of fiscal 2000.

ON BOARD SERVICES

         On Board Services has enjoyed aggressive growth during YTD 2000 and management expects the growth rates to grow through the balance of fiscal 2000. Key growth areas include an aggressive roll-out of the pasta product line now that the company will have additional capacity, expansion of the passenger rail programs, penetration into existing key accounts and growth into new accounts. In addition to domestic growth, the On Board Services Group has already initiated aggressive campaigns to expand into the European markets now that the French Acquisition has been completed. France has already experienced a 184% increase in airline sales during calendar 1999, and strategic efforts have only been initiated since the beginning of the Cuisine Solutions fiscal year 2000. Additional high volume opportunities exist in the On Board services channel via sales to airline economy class. Management may explore some economy class sales opportunities if excess pasta production capacity becomes available

 Additional key market opportunities involve expansion into harbor cruise lines that combine fine dining with tourism. An introduction to the market was initiated during the second quarter of fiscal 2000, resulting in sales of $100,000. Initial customer feedback has been positive, and during the balance of fiscal 2000, the On Board Service Team will look for penetration and expansion into this customer group.

The passenger rail service program has taken off due to the successful execution of the program by both the Company and customer. Based upon the actual fiscal year 2000 YTD sales, the Company expects annual sales for the first year of this program to be approximately $3,200,000, or 32% of the original estimated market share.


NEW BUSINESS

        New Business consists of sales to retail, in-store deli's, home meal replacement outlets, restaurants, catalogs sales companies and the military.

 New Business sales dropped approximately 20% during YTD fiscal 2000 versus the previous year primarily due to decreased sales to a large retail account. Management anticipated this decrease since the in-store deli market has not stabilized and continues to experience trial and error. The New Business Sales channel will continue to explore opportunities in the retail /HMR markets but will not make any significant investments in this channel during fiscal year 2000. Management is well aware of the investments required to successfully compete in the retail market and has intentions of a focused exploration of retail opportunities for the future. The Nouvelle Carte acquisition has provided insight into the retail market since 60% of the calendar 1998 sales were to large retail accounts. The acquisition provided a strong relationship of quality product and service with a large global retailer. Management expects total fiscal 2000 sales to remain flat versus the previous year since the decrease in the one retail account will be off-set by increases in a new retail account and increased sales to the military.

EUROPE

        Sales of salmon to Europe have increased 17.4% during the fiscal year 2000. Much of the success was due to contract sales to airlines and airline caterers. Food service and retail have also shown significant increases as well future potential. Norway missed a sales cycle to a major European carrier that impacted the second quarter, but expect to be on track during the third quarter. Management expects the growth rate to increase for the balance of the year.

BRAZIL

        The Company began its joint venture with Sanoli Industri E Comercio De Alimentacao LTDA as Cuisine Solutions, Brazil. The facility is under construction is expected to be completed by July, 2000. The Company's penetration into the Brazil is in line with the Company's strategy for global expansion. Management also plans to seize the opportunity that the largest customer of Cuisine Solution France also has a strong presence in Brazil. The Company will continue this expansion strategy and search for other strategic partners in sous vide manufacturing.

FRANCE

The recent Nouvelle Carte acquisition provides many opportunities to the Company through the ability to have a European Community approved production base in Europe that offers a wide range of products beyond our former limitation to salmon from Norway. With this base, Cuisine Solutions can now offer the same product on flights to the USA as sold on flights from the USA. This allows for consistency in menu planning, quality controls, reduction of risks, and forges a strategic partnership in the meal portion of our customers business. This additional airlines sales potential is in addition to a steady relationship with major global retailers that were currently purchasing product from Nouvelle Carte. The Cuisine Solutions On Board services Team is very excited about the opportunities in Europe, and has already forged strong relationships with the team in France.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's 16th annual meeting of shareholders was held on October 26, 1999 in Dulles, Virginia at the Washington Dulles Airport Marriott Hotel. The following individuals were re-elected to serve as Directors for a period of one year and until their successors are elected and qualify: Jean-Louis Vilgrain (Chairman), Stanislas Vilgrain (President & CEO), Bruno Goussault, Alexandre Vilgrain, Carl Youngman (Treasurer), Mr. Charles McGettigan, Mr. David Jordan and Ms. Nancy Schaefer .

The Company's 1999 Stock Option Plan was submitted and approved.


        .

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             CUISINE SOLUTIONS, INC.

Date:   January 28, 2000                   By: /s/Stanislas Vilgrain
    ---------------------------                ---------------------
                                                Stanislas Vilgrain
                                                President and CEO

                                           By:/s/Robert  Murphy
                                              -----------------
                                              Robert Murphy
                                              Vice President and
                                              Chief Financial Officer

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