Form 10-Q
period 2000-04-01
CUISINE SOLUTIONS INC
filed 2000-05-23
CIK 737602

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     APRIL 1, 2000
                                                ----------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to
                                      ---------     --------------

                         Commission File Number       0-12800
                                                -------------

                            CUISINE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 52-0948383
              --------                                 ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 29, 2000.

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

                            CUISINE SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                      --------------------------------------------------
                                                                            April, 1                     June 26,
                                                                              2000                         1999
                                                                      ----------------------        --------------------
ASSETS
Current Assets
  Cash and cash equivalents                                             $           227,000          $        1,866,000
  Investments, current                                                               (1,000)                    986,000
  Accounts receivable, trade                                                      4,964,000                   4,385,000
 Inventory                                                                        5,909,000                   5,091,000
 Prepaid expenses                                                                   604,000                     244,000
 Current portion of notes receivable, related party                                  54,000                      34,000
 Income tax receivable                                                                    -                           -
 Other current assets                                                               878,000                     838,000
                                                                      ----------------------        --------------------
   TOTAL CURRENT ASSETS                                                          12,636,000                  13,444,000

Investments, noncurrent                                                           6,397,000                   7,950,000
Land                                                                                 73,000                      79,000
Fixed assets, net                                                                 5,077,000                   4,748,000
Note receivable, officer and related party, including
   accrued interest, less current portion                                           472,000                     483,000
Other assets                                                                        609,000                     442,000
                                                                      ----------------------        --------------------
   TOTAL ASSETS                                                         $        25,263,000          $       27,146,000
                                                                      ======================        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                     $         1,236,000          $          623,000
  Accounts payable and accrued expenses                                           3,230,000                   4,081,000
  Accrued payroll and related liabilities                                         1,287,000                     993,000
  Reserves for legal provisions                                                         -0-                           -
  Other accrued taxes                                                                 9,000                       9,000
                                                                      ----------------------        --------------------
     Total current liabilities                                                    5,762,000                   5,706,000

Long-term debt, less current portion                                              1,732,000                   1,943,000
                                                                      ----------------------        --------------------
    Total liabilities                                                             7,494,000                   7,649,000
                                                                      ----------------------        --------------------

Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares
    authorized, 15,578,620  shares issued and
    14,755,838 and 13,285,838 shares outstanding resepectively                      156,000                     156,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                                                       -
 Additional paid-in capital                                                      23,229,000                  23,229,000
 Retained earnings (accumulated deficit)                                         (2,635,000)                 (1,407,000)
Accumulated Other Comprehensive Income
    Unrealized gains on debt and equity investments                                (560,000)                   (513,000)
    Cumulative translation adjustment                                              (552,000)                     49,000
Treasury stock, at cost (822,782 and 792,782 shares
at April 1, 2000 and June 1999 respectively)                                     (2,048,000)                 (2,017,000)
                                                                      ----------------------        --------------------
    Total stockholders' equity                                                   17,769,000                  19,497,000
                                                                      ----------------------        --------------------
Commitments and contingencies
                                                                      ----------------------        --------------------
  Total liabilities and stockholders' equity                            $        25,212,000          $       27,146,000
                                                                      ======================        ====================

See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          ---------------------------------   -------------------------------------
                                                                    THIRD  QUARTER                         YEAR TO DATE
                                                          ---------------------------------   -------------------------------------
                                                                 SIXTEEN WEEKS ENDED                    FORTY WEEKS ENDED
                                                          ---------------------------------   -------------------------------------
                                                               Apr. 1            Apr. 3            Apr. 1                Apr. 3
                                                                2000              1999              2000                  1999
                                                          ---------------    --------------   ---------------       ---------------
Net sales-products                                              9,601,000    $   7,497,000         26,192,000       $   20,822,000
Service sales                                                                            -                  -                    -
                                                          ---------------------------------   -------------------------------------
Net sales                                                       9,601,000        7,497,000         26,192,000           20,822,000

Cost of goods sold                                              8,446,000        5,969,000         20,701,000           16,239,000
                                                          ---------------------------------   -------------------------------------
    Gross margin                                                1,155,000        1,528,000          5,491,000            4,583,000

Selling and administration                                      2,501,000        2,440,000          6,868,000            6,041,000
Depreciation and amortization                                      83,000          126,000            135,000              336,000
Other income                                                      (82,000)          (6,000)           (82,000)            (148,000)
                                                          ---------------------------------   -------------------------------------
    Loss from operations                                       (1,347,000)      (1,032,000)        (1,430,000)          (1,646,000)
                                                          ---------------------------------   -------------------------------------

Nonoperating income (expense)
    Investment income                                             110,000          348,000            304,000              959,000
    Interest expense                                              (56,000)         (85,000)          (144,000)            (185,000)
    Other income                                                   19,000           (1,000)            42,000                    0
                                                          ---------------------------------   -------------------------------------
        Total nonoperating income                                  73,000          262,000            202,000              774,000
                                                          ---------------------------------   -------------------------------------

Income (loss) from continuing operations before income
  taxes                                                        (1,274,000)        (770,000)        (1,228,000)            (872,000)
Provision for income tax benefit                                        -                -                  -               (6,000)
                                                          ---------------------------------   -------------------------------------

                                                          ---------------------------------   -------------------------------------
Income (loss) from continuing operations net of taxes      $   (1,274,000)   $    (770,000)    $   (1,228,000)      $     (878,000)
                                                          =================================   =====================================
Net loss per common share:
  Continuing operations after income taxes,
    before discontinued operations and cumulative
    effect of change in accounting principle, net
    of taxes                                               $        (0.09)   $       (0.05)    $        (0.09)      $        (0.06)
                                                          ---------------------------------   -------------------------------------
Net loss per common share                                  $        (0.09)   $       (0.05)    $        (0.09)      $        (0.06)
                                                          =================================   =====================================

Weighted average shares outstanding                            13,679,656       15,257,710         13,679,656           15,257,710
                                                          =================================   =====================================

See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  ------------------------------------------------
                                                                                                    Year to date
                                                                                   Forty Weeks Ended
                                                                                        April 1,                      April 3,
                                                                                          2000                          1999
                                                                                  ------------------            ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $ (1,228,000)                $   (677,000)
Adjustments to reconcile net loss to
  net cash used by operating activities
    Depreciation and amortization                                                        726,000                      839,000
    Change in cumulative translation adjustment                                         (422,000)                     225,000
    Change in Reserves fior legal provisions                                             158,000
    Changes in assets and liabilities, net of effects of
      non-cash transactions:
       (Increase) decrease in accounts receivable trade, net                            (579,000)                    (681,000)
       Increase  in inventory                                                           (818,000)                    (980,000)
       Decrease (increase) in prepaid expenses                                          (360,000)                     340,000
       Increase in notes receivable, related party                                        (9,000)                    (459,000)
       Decrease (increase) in income tax receivable                                                                 1,062,000
       Increase in other assets                                                         (280,000)                     250,000
       Decrease in accounts payable
          and accrued expenses                                                        (1,009,000)                     330,000
      Increase in accrued payroll and related liabilities                                294,000                      427,000
      Decrease in other accrued taxes                                                                                 (82,000)
                                                                                   -------------                 ------------
  Net cash used by operating activities                                               (3,527,000)                     594,000
                                                                                   -------------                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments                                                                 2,540,000                    5,220,000
   Purchase of investments                                                               (47,000)                  (1,462,000)
   Purchase of Treasury Stock                                                            (31,000)                    (241,000)
Proceeds from sale of Land held for resale                                                   -                         85,000
   Capital expenditures                                                                 (976,000)                    (218,000)
                                                                                   -------------                 ------------
  Net cash provided by investing activities                                            1,486,000                    3,384,000
                                                                                   -------------                 ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                                      613,000                          -
  Reductions of debt                                                                    (211,000)                    (117,000)
  Changes in notes receivable issued to majority shareholder
       including accrued interest                                                            -                            -
       Proceeds from stock issuance                                                          -
                                                                                   -------------                 ------------
      Net cash (used) provided by financing activities                                   402,000                     (117,000)
                                                                                   -------------                 ------------

      Net increase in cash and cash equivalents                                       (1,639,000)                   3,861,000
      Cash and cash equivalents, beginning of period                                   1,866,000                      353,000
                                                                                   -------------                 ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    227,000                  $ 4,214,000
                                                                                   =============                 ============

See accompanying notes to consolidated financial statements

                            Cuisine Solutions, Inc.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                         Retained                     Unrealized Gains
                                                        Additional       Earnings       Cumulative    (Losses) on Debt
                                          Common         Paid-In       (Accumulated    Translation       and Equity
                                          Stock          Capital         Deficit)       Adjustment      Investments
                                       ------------  --------------- ---------------  --------------  ----------------
                                       ------------  --------------- ---------------  --------------  ----------------
Balance, June 29,1996                      141,000       21,352,000      2,789,000          50,000        (110,000)
Comprehensive Income/(Loss)
  1997 net loss                                -                -         (466,000)            -               -
Other Comprehensive Income
  Unrealized gains on debt and
  equity investments                           -                -              -               -           121,000
  Translation adjustment                       -                -              -           (37,000)            -
  Other Comprehensive Income/(Loss)

Comprehensive Income/(Loss)
  Loan to majority shareholder,
   including accrued interest, net             -                -              -               -               -
                                       ------------  --------------- ---------------  --------------  --------------
Balance, June 28,1997                   $  141,000    $  21,352,000   $  2,323,000     $    13,000     $    11,000
Comprehensive Income/(Loss)
  1998 net loss                                -                -       (3,121,000)            -               -
Other Comprehensive Income
  Unrealized gains on debt and
  equity investments                           -                -              -               -            95,000
  Translation adjustment                       -                -              -             5,000             -

  Other Comprehensive Income/(Loss)

Comprehensive Income/(Loss)
   Repayment of loan to majority
      shareholder  including
       accrued interest, net                   -                -          124,000             -               -
                                       ------------  --------------- ---------------  --------------  --------------
Balance, June 27,1998                   $  141,000    $  21,352,000   $   (674,000)    $    18,000     $   106,000
                                       ============  =============== ===============  ==============  ==============
Comprehensive Income/(Loss)
  1999 net loss                                                           (733,000)
Other Comprehensive Income
  Unrealized losses on debt and
  equity investments                                                                                      (619,000)
  Translation adjustment                                                                    33,000

  Other Comprehensive Income/(Loss)

Comprehensive Income/(Loss)

Treasury Shares Purchases
                                       ------------  --------------- ---------------  --------------  --------------
Balance, June 26,1999                   $  141,000    $  21,352,000   $ (1,407,000)    $    51,000     $  (513,000)
                                       ============  =============== ===============  ==============  ==============
Comprehensive Income/(Loss)
  Third Quarter YTD 2000 net income                                     (1,228,000)
Other Comprehensive Income
  Unrealized losses on debt and
  equity investments                                                                                       (47,000)
  Translation adjustment                                                                  (424,000)

  Other Comprehensive Income/(Loss)

Comprehensive Income/(Loss)
 Issue of Non-Registered Shares
for acquisition, 1,500,000 shares           15,000        1,877,000
$.01 par.
Treasury Shares Purchases
                                       ------------  --------------- ---------------  --------------  --------------
Balance, April 1, 2000                  $  156,000    $  23,229,000   $ (2,635,000)    $  (560,000)    $  (560,000)
                                       ============  =============== ===============  ==============  ==============



                                                           Note Receivable
                                                            From Majority
                                                             Shareholder,           Total
                                           Treasury           Including         Stockholders'
                                            Stock          Accrued Interest         Equity
                                       ---------------    -----------------   ---------------
                                       ---------------    -----------------
Balance, June 29,1996                     (1,440,000)               -             22,782,000
Comprehensive Income/(Loss)
  1997 net loss                                  -                  -               (466,000)
Other Comprehensive Income
  Unrealized gains on debt and
  equity investments                             -                  -                121,000
  Translation adjustment                         -                  -                (37,000)
                                                                              ---------------
  Other Comprehensive Income/(Loss)                                                   84,000

Comprehensive Income/(Loss)                                                         (382,000)
  Loan to majority shareholder,
   including accrued interest, net               -           (4,275,000)          (4,275,000)
                                       ---------------    --------------      ---------------
Balance, June 28,1997                   $ (1,440,000)      $ (4,275,000)       $  18,125,000
Comprehensive Income/(Loss)
  1998 net loss                                  -                  -             (3,121,000)
Other Comprehensive Income
  Unrealized gains on debt and
  equity investments                             -                  -                 95,000
  Translation adjustment                         -                  -                  5,000
                                                                              ---------------
  Other Comprehensive Income/(Loss)                                                  100,000

Comprehensive Income/(Loss)                                                       (3,021,000)
   Repayment of loan to majority
      shareholder  including
       accrued interest, net                     -            4,275,000            4,399,000
                                       ---------------    --------------      ---------------
Balance, June 27,1998                   $ (1,440,000)      $        -          $  19,503,000
                                       ===============    ==============      ===============
Comprehensive Income/(Loss)
  1999 net loss                                                                     (733,000)
Other Comprehensive Income
  Unrealized losses on debt and                    -                                     -
  equity investments                                                                (619,000)
  Translation adjustment                                                              33,000
                                                                              ---------------
  Other Comprehensive Income/(Loss)                                                 (586,000)

Comprehensive Income/(Loss)                                                       (1,319,000)
                                                                                         -
Treasury Shares Purchases                   (577,000)                               (577,000)
                                       ---------------    --------------      ---------------
Balance, June 26,1999                   $ (2,017,000)      $        -          $  17,607,000
                                       ===============    ==============      ===============
Comprehensive Income/(Loss)
  Third Quarter YTD 2000 net income                                               (1,228,000)
Other Comprehensive Income
  Unrealized losses on debt and                  -                                       -
  equity investments                                                                 (47,000)
  Translation adjustment                                                            (424,000)
                                                                              ---------------
  Other Comprehensive Income/(Loss)                                                 (471,000)

Comprehensive Income/(Loss)                                                       (1,699,000)
 Issue of Non-Registered Shares                                                            -
for acquisition, 1,500,000 shares                                                  1,892,000
$.01 par.
Treasury Shares Purchases                    (31,000)                                (31,000)
                                       ---------------    --------------      ---------------
Balance, April 1, 2000                  $ (2,048,000)      $        -          $  17,769,000
                                       ===============    ==============      ===============

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

2)    Fiscal Periods

    The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters, of fiscal years 2000 and 1999 contain 12 weeks, and the third quarter contains 16 weeks. Nouvelle Carte France, acquired by Cuisine Solutions during FY00, used twelve-month calendar accounting periods during fiscal 1999 and changed to Cuisine Solutions accounting periods effective with period 8 of fiscal year 2000. Cuisine Solutions fiscal 2000 financial statements utilized July-September as the first quarter and October-December as the second quarter and January 1-April 1, 2000 for the third quarter.

3)  Inventory

    Inventories are valued at the lower of cost, determined by the first-in, first-out method (FIFO), or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

    Inventory consists of:

                                                  April 1,         Jun. 26,
                                                    1999             1999
------------------------------------------------------------------------------
Raw materials                                   $  1,729,000    $   1,509,000

Frozen product & other finished goods              4,082,000        3,414,000

Packing materials & supplies                         199,000          236,000
                                             ---------------------------------

                                                   6,010,000        5,159,000

Less obsolescence reserve                          (101,000)         (68,000)
                                             ---------------------------------

                                                $  5,909,000    $   5,091,000
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

6)    Transaction with Related Party

      During the second quarter of fiscal year 2000 the Company completed the acquisition of Nouvelle Carte France, a sous vide manufacturer formerly owned by the majority shareholder. The acquisition was initiated due to growing demands to provide same products in both the USA and Europe by some of our larger customers. The transaction involved the issuance of 1,500,000 non-registered common shares in exchange for 100% ownership of Nouvelle Carte. An earnout that allows for a maximum issuance of additional 1,000,000 shares over a two-year period was included in the deal and is contingent upon certain earnings criteria. The French acquisition added $4,036,000 in total assets and $1,893,000 in equity to the consolidated balance sheet as of the start of the second quarter of fiscal 2000.

7)    Restatements

      Since Nouvelle Carte was wholly owned by the majority shareholder, all financial comparisons have been restated to reflect previous year's figures. Specifically, the second quarter and year to date statement of operations, consolidated balance sheet and consolidated statement of cash flows have been restated to reflect previous years consolidated results with Nouvelle Carte. The Nouvelle Carte balance sheet has been consolidated using historical cost. No adjustments to market value have been made to the pre-acquisition balance sheet to reflect market value of real estate or depreciated plant equipment in the acquired company.

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

      The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the effect of all outstanding stock options for the four periods ended April 1, 2000 and April 03, 1999. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive.

           The following table sets forth the computation of basic and diluted earnings (loss) per common share:

Four Periods Ended April 1,2000 and April 03, 1999:

                                                                        APR. 1,             APR 3,
BASIC EARNINGS  PER SHARE COMPUTATION:                                     2000               1999
--------------------------------------                                     ----               ----
Numerator:
Net income                                                         $(1,274,000)         $(770,000)

Denominator:
Weighted-average common shares                                       13,679,656         15,257,710

Basic earnings per share                                                $(0.09)            $(0.05)

DILUTED EARNINGS PER SHARE COMPUTATION:
---------------------------------------
Numerator:
Net income                                                         $(1,274,000)         $(770,000)

Denominator:
Weighted-average common shares                                       13,679,656         15,257,710

Diluted earnings per share                                              $(0.09)            $(0.05)

10 Periods Ended Apr 1, 2000 and Apr.03, 1999:

                                                                         APR 1,            APR 03,
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:                               2000               1999
--------------------------------------------                               ----               ----
Numerator:
Net Income (Loss)                                                  $(1,228,000)         ($677,000)

Denominator:
Weighted-average common shares                                       13,769,656         15,257,710

Basic Income (Loss) per share                                           $(0.08)            ($0.04)

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
----------------------------------------------
Numerator:
Net Income(Loss)                                                   $(1,228,000)         ($677,000)

Denominator:
Weighted-average common shares                                       13,769,656         15,257,710

Diluted Earnings (Loss) per share                                       $(0.08)            ($0.04)

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

RESULTS OF OPERATIONS

    Cuisine Solutions, Inc. reported a net loss of $1,274,000 for the third quarter 2000 compared to a net loss of $770,000 a year ago, an increased loss of 65%. Third quarter 2000 revenue increased by 28.0% compared to a year ago due to the increase in product sales in all sales both On Board Services and Food Service sales channels.

NET SALES

Third quarter fiscal 2000 sales totaled $8,701,000, up 26.0% from third quarter 1999 sales of $6,904,000.Non-France sales, sales without the acquired French Subsidiary, during the second quarter totaled $6,248,000, up $1,626,000 or 34.6% from FY99 non-France sales of $4,642,000.

                                       Q3 FISCAL 2000    Q3 FISCAL 1999        $CHANGE        %CHANGE
                                      ----------------   --------------       ---------       --------
 USA                                    $    6 ,945,000    $   4,696,000     $    2,250,000       47.9%
 Norway                                         526,000    $     679,000     $    (154,000)     (22.1%)
 France                                       2,130,000    $   2,122,000     $        8,000        0.0%

                                     -------------------------------------------------------------------
Total Product Sales Revenue             $     9,601,000    $   7,497,000     $    2,104,000       28.0%
                                     ===================================================================

USA SALES

Third quarter fiscal 2000 sales to the Lodging/Food service channel totaled $2,742,000 versus previous years total of $1,780,000 an increase of $962,000 or 54%. The lodging/food service sales channel has a wide customer base with many banquet /meal providers. The increase in lodging sales has been consistent and steady with large event catering providing the majority of the sales increase. These large events include large city convention centers, Florida vacation resorts, casinos and sporting events. The latest addition to sporting events catering has been driven by a surge in popularity in auto racing and corresponding demand for high quality meals. The lodging/food service sales channel continues to provide the Company with steady growth and superior gross margin potential. Customers in this market place high value on the labor savings, quality, consistency, safety and availability. Gross margins without distribution costs on sales to this channel were approximately 36% during the third quarter of fiscal 2000. Management can continue to improve this margin through management of the product mix and cost reduction, but will reap the most benefit through improvements in distribution management and related costs.

 Fiscal 2000 third quarter sales to the On Board services channel increased 100% in the USA to $3,565,000 from $1,780,000 in the previous year through penetration and progressive development into existing accounts as well as new accounts. The On Board Services channel has developed business relationships with most of the major US airlines and is working on building these relationships through continued value and service. Cuisine Solutions is becoming a "known" and popular quality supplier in the industry. This icon is important to management since the current sales and marketing program as well as the Company name has only been in the market place for two years. In addition to airlines, On Board Services have increased sales to U.S. based passenger rail to $699,000 during the third quarter versus sales of $236,000 during the previous year. Passenger rail service programs involved developing products for specific rail lines and providing on site training to assist customers with initial introduction of the products. Sales results during the third quarter were consistent with projections. While airline and railway sales continue to increase through the execution of strategic marketing plans, the On Board Service team has initiated programs to provide meal solutions to harbor cruise lines. During the third quarter of fiscal 2000, sales to this customer group were over $200,000.

The USA New Business channel consists of retail, catalog, military, restaurants and small food service distributors. Sales to this channel experienced a sales decline to $638,000 during the third quarter of fiscal year 2000 versus previous years sales of $671,000. The decline was due to decreased shipments to retail accounts. The company is not planning any growth in this sales channel during fiscal year 2000 and anticipates total sales for the year to remain flat. A strategic focus on the retail market has been initiated and initial activity is planned for the fourth quarter.

The USA did not receive any revenues from management services during the third quarter of fiscal 2000.

NORWAY SALES

Sales to Europe from Norway represent product shipments sent directly to customers and billed directly by the Norwegian subsidiary. This sales figure represents 36.5% of the total value of product produced in Norway. The remaining 63.5% of production is shipped the USA and France and reported as sales from those respective locations. During the third quarter of fiscal 2000, Norway's European sales were $526,000, down $153,000 or 22.5% from the $679,000 reported for the third quarter of fiscal 1999. The decrease in sales is attributed to European customers now serviced from Cuisine Solutions France. The total value of shipments from Norway to European customers, USA and France increased from 8,388,000 Norwegian Kroner in the third quarter of fiscal 1999 to 11,918,000 Norwegian Kroner in the third quarter of fiscal 2000, an increase of 42.1%.

FRANCE SALES

During the second quarter of fiscal year 2000, the Company completed the acquisition of Nouvelle Carte France, a French sous vide manufacturer that produces both fresh and frozen prepared meals for retail, food service and airline sales channels. The Company needed a strategic European Community approved manufacturing base to supply global airline and food service accounts in throughout Europe. Nouvelle Carte, now officially known as Cuisine Solutions France, provides the manufacturing base required as well as a source of technical assistance and additional R&D talent to support the Company's' growth. In addition to the manufacturing and technical capabilities, Cuisine Solutions France has a long and strong relationship with one of the largest global retailers with 50% of current revenues to retail accounts. The Brazilian joint venture, scheduled to begin production during the next fiscal year, intends to utilize these retail relationships when growing the Brazilian business since the retail accounts in France have a strong global presence that includes a solid position in Brazilian retail.

Cuisine Solutions France is currently using a twelve-month accounting calendar, with an accounting period close ending on the last day of each month. Sales for the Cuisine Solutions fiscal 2000 third quarter includes sales revenue from Cuisine Solution France from January 1, 2000 through April 1, 2000. The total fiscal year 2000 third quarter sales during this period in US dollars were $2,130,000 versus previous year sales of $2,122,000, an increase of $8,000 or less than 1%. Sales in French francs during the third quarter of fiscal 2000 were FRF 14,445,000 versus FRF 12,592,000 , an increase of 14.7%. The growth in sales is driven by a 48% increase in Food Service/Lodging revenue and a 146% increase in sales to airline customers off set by a decline in total retail sales. The sales increases are part of a focused effort to push Global Foodservice and Airline sales while retail experienced slower growth due to price competition.

BRAZIL

No management revenues were earned during the third quarter of fiscal 2000.

                                                            QUARTER ENDED
                                                       -------------------------
                                                       APR. 1,         APR.  3,
                                                         2000            1999
                                                                       --------
                                                        (dollars in thousands)
Net sales...............................................$  9,601       $   7,497
Gross margin percentage    ..............................  12.0%           20.4%

Profit (Loss) from operations                           $(1,347)         (1,032)

Gross margins decreased to 12.0% in the third quarter fiscal 2000 versus 20.4% in the previous year.

Negative gross margins from Norway were driven by an accelerated increase in the price of salmon during the third quarter. Salmon price increases were occurring weekly, an event unforeseen and indeterminable from week to week. Cuisine Solutions has the ability to change prices to customers, but the increases were continuous and price change implementations timely and costly to our customers. During this period the price paid for raw salmon increased approximately 35%, without relief to pass the cost on to customers. The price increase is expected to level off in the fourth quarter and target prices have been established for a company wide price increase in the fourth quarter. In addition to the salmon cost increase, higher costs of Sea Bass products, sales of excess inventory at reduced sales prices, and other inventory adjustments have led to a USA/Norway gross margins of 9.6% versus 20.6% in the previous year. USA margins are expected to return to the 30% range in the fourth quarter, and Norway costs passed on via increased prices.

Gross margins in France increased to 20.7% in the third quarter of fiscal 2000 versus 19.6% in the third quarter of FY99. The margin increase is attributed to changes in the product mix and increased sales to food service and airline customers.

SELLING AND ADMINISTRATIVE EXPENSES

   A comparison of selling and general administrative costs follows:

                                                                    QUARTER ENDED
                                                             --------------------------
                                                                 APR 1,        APR 3,
                                                                   2000          1999
                                                                               ------
                                                                (dollars in thousands)
Selling and administrative costs...........................   $     2,501      $  2,440

       Selling and administrative costs as a percent of sales went from 32.5% in the third quarter of fiscal 1999 to 26.0% in fiscal 2000. Selling and administrative are expected to decrease as a percentage of sales as the Company continues to achieve aggressive sales growth.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization decreased by $12,000 to $319,000 for the third quarter of fiscal year 2000, compared with $331,000 for the same period a year ago. This decrease is due to equipment that has become fully depreciated.

NONOPERATING INCOME AND EXPENSE

      Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

      Interest expense relates to the borrowings relating to the Company's U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At April 1, 2000, the Company had borrowings of approximately $2,968,000, bearing interest at rates ranging from 3.76% to 10.5%. The majority of these borrowings of $2,448,000 was through its Norwegian subsidiary and includes an outstanding principle amount of $1,200,000 for the capital lease on the building in Norway and $1,248,000 in a working capital line of credit. Cuisine Solutions France also has a term loan for $507,000 at 5.5% obtained to finance a plant expansion and elimination of factoring. The loan is due September 2003 and the French subsidiary currently has adequate cash to pay back the loan. The remainder is a vehicle loan used to acquire a truck for the Company's USA facility.

FORTY WEEKS ENDED APRIL 1, 2000 COMPARED TO FORTY WEEKS ENDED APRIL 03, 1999

NET SALES

    Third quarter year to date 2000 sales totaled $ 26,192,000, up 25.8% from a year ago sales of $20,822,000. Year to date USA On Board Service Sales increased $2,790,000 or 82%, Lodging/Food Service sales increased $817,000, or 29.2%, Norway Sales to Europe are up $252,000 or 17.4% while New Business Sales are down $211,000 or a decrease of 19.5%. YTD sales from the newly acquired Cuisine Solutions France increased by $ 416,000, or 10.9%. Year to date management fees decreased by $500,000 versus previous year to date.

Total third quarter YTD sales by region are as follows:

                                        YTD FISCAL 2000     YTD FISCAL 1999    $CHANGE        %CHANGE
                                       -----------------    ---------------   ---------       -------
 USA                                     $    17,600,000    $  12,452,000     $   5,148,000     41.3%
 Norway                                        2,254,000        2,456,000     $   (202,000)    (8.2%)
 France                                        6,338,000        5,914,000     $     424,000      7.2%

                                       ---------------------------------------------------------------
Total Product Sales Revenue              $    26,192,000    $  20,822,000     $   5,370,000     25.8%
                                       ===============================================================

Total year to date third quarter sales by business channel is as follow:

                                        YTD FISCAL 2000     YTD FISCAL 1999    $CHANGE        %CHANGE
                                       -----------------    ---------------   ---------       -------
Management Fees                          $            0     $    500,000      $   (500,000)
USA On Board Services                    $    9,734,000     $  5,623,000      $   4,111,000     73.1%
Europe                                   $    2,254,000     $  2,456,000      $   (202,000)    (8.2%)
Lodging/Food Service                     $    6,351,000     $  4,551,000      $   1,800,000     39.6%
New Business Development                 $    1,515,000     $  1,778,000      $   (263,000)   (14.8%)
France                                   $    6,338,000        5,914,000      $     424,000      7.2%
                                      ----------------------------------------------------------------
Total Product Sales Revenue              $    6,192,000     $ 20,822,000      $   5,370,000     25.8%
                                      ================================================================

      Year to date fiscal 1999 second quarter management fees of $500,000 are fees for services provided to Brazil, primarily related to architectural designs for the layout of the manufacturing facility.

ON BOARD SERVICES

USA fiscal year 2000 year-to-date On Board Service sales has increased 73.1% to $9,734,000 from fiscal year 1999 year-to-date sales of $5,623,000. The sales and marketing efforts of the On Board Service Group have created an accelerated awareness of Cuisine Solutions in this sales channel as a company that provides consistent high quality service and value to the airline industry. The Company now provides product to most major U.S. airlines as well as well known international carriers. The recent acquisition of Nouvelle Carte has provided additional value to Cuisine Solutions in this industry since few meal providers can provide the quality and consistency on both sides of the Atlantic. This value has helped the Company gain access to new USA opportunities due to the increased strategic value of the Company to our customers.

The Company has maintained its focus on first class and business class in this sales channel due to the continued demand for high quality product and higher product margin potential return. The company has experienced growing demand for pasta products and has delivered with a line of gourmet prepared pasta items that are suitable for first class and business class. This product line, initiated during fiscal 1998 with limited production capabilities was unique in using enrobed technology that enables the sauce to adhere to the pasta during the mixing process. This prevents the sauce from shifting to one side of the packaging during the distribution and preparation process and allows for more increased uniform coverage and product quality. To meet the growing demand, the Company has invested in a dedicated pasta production line within the existing facility using the latest state of the art equipment and engineering and the line initiated production during the third quarter of fiscal 2000.

In addition to the growth in the airline channel, On Board Services has experienced growth in passenger rail service demand pushing fiscal year 2000 second quarter year to date sales to $2,190,000 from less than $269,000 in the previous year-to-date result. This program required strategic execution from product introduction through on site training. Management is confident that On Board services has created another strategic customer alliance. During the second quarter of fiscal year 2000, On Board Services introduced meal solutions to various harbor cruise line services in various cities. Years to date second quarter sales of approximately $200,000 were recorded during the initial product introduction.

LODGING/FOODSERVICE

The YTD fiscal 2000 Lodging/Food Service Sales increased by $1,800,000 or 39.6%. The sales increase is attributed to large event caterers, convention centers and sporting events. The company is targeting larger events to develop more "KEY" food service accounts to obtain larger individual orders and attempt to reduce the total number of sku's to reduce distribution costs. The Lodging Food Service channel continues to provide the largest customer base and highest gross margin percentage, providing the return and customer stability at the cost of smaller unit orders and a more expensive sales process. The purchase decision is highly decentralized in this sales channel and increased sales coverage and related expense is needed to service the regions. Management continues to monitor sales growth by metropolitan sales area and will continue to focus on sales penetration on a regional basis.

NEW BUSINESS DEVELOPMENT

Fiscal year 2000 year to date New Business Development sales has decreased $263,000, or 14.8% versus previous year to date sales. The significant decline was due to an In-Store Deli program sold in the previous year that has declined during fiscal 2000. Management anticipated the decline due to initial on site tests with the retailer.

NORWAY

Although fiscal year 2000 year to date European sales from Norway decreased by 8.2%, total company sales of salmon increased 22.4%. The USA and France purchase salmon from Norway and invoice customers from France and the USA. Salmon from Norway is the third largest single selling item sold in the USA. The importance of salmon to the total sales and marketing program and the ability to deliver a superior product to the marketplace are the strategic reasons for the continued investment in the Norway facility. The Company continues to develop high quality value added products from Norway and has experienced outstanding results with the recent introduction of the Lemon-Ginger Salmon product.

FRANCE

Year to date sales in France for the period July 1, 1999 through April 1, 2000, increased by $424,000 or 7.2% to $6,338,000 versus previous year same period sales of $5,914,000. The increase was driven by increases in airline and food service sales. Year to date sales in French Francs for the period July 1, 1999 to April 1, 2000 were FRF 40,968,000 versus previous year same period sales of FRF 34,182,000, and increase of FRF 4,933,000 or 19.9%. The difference in percentage growth accounted for in exchange rate fluctuations. The composition of sales in France for calendar 1999 was approximately 50.3% retail, 12.0% airline, 37.7% Food Service.

      A comparison of net sales, gross margin percentages and losses from operations follows:

                                                               YEAR TO DATE
                                                          ------------------------
                                                          APR  1,           APR 3,
                                                             2000             1999
                                                                              ----
                                                          (dollars in thousands)
Net sales..............................................$     26,192    $    20,822
Gross margin percentage...............................          21%            22%
Loss from operations...................................$    (1,430)        (1,646)

    Total consolidated gross margins decreased to 21% year to date fiscal 2000 third quarter compared with 22% a year ago. The gross margin decrease was due to increased raw salmon prices, sales of excess inventory at lower margins, sales of Chilean sea bass at lower margins and other inventory adjustments. Core product line gross margins continue to improve and management is confident that continued product mix management as well as strategic purchasing and capital investment in streamlining key manufacturing processes will provide additional margin potential. Management will also continue to test the elasticity of price in the Food Service channel via strategic price increases. Management expects to have the Norwegian salmon price issue under control by period 13, fiscal 2000 year end.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization decreased $124,000 to $726,000 for fiscal year 2000 year to date third quarter, compared with $850,000 for the same period a year ago. This decrease is related to the plant equipment reaching its useful life in the USA.

NONOPERATING INCOME AND EXPENSE

      Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities

      Interest expense relates to the borrowings relating to the Company's U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At April 1, 2000, the Company had borrowings of approximately $2,968,000, bearing interest at rates ranging from 3.76% to 10.5%. The majority of these borrowings of $2,448,000 was through its Norwegian subsidiary and includes an outstanding principle amount of $1,200,000 for the capital lease on the building in Norway and $1,248,000 in a working capital line of credit. Cuisine Solutions France also has a term loan for $507,000 at 5.5% obtained to finance a plant expansion and elimination of factoring. The loan is due September 2003 and the French subsidiary currently has adequate cash to pay back the loan. The remainder is a vehicle loan used to acquire a truck for the Company's USA facility.

PROVISION FOR TAXES

     No provision for income taxes was made during the second quarter or for YTD fiscal 2000.

IMPACT OF INFLATION AND THE ECONOMY

       Variations in labor and ingredient costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to, but generally higher than the federal minimum rates.

    The Company's sales pricing structure allows for the fluctuation of raw material prices. As a result, market price variations do not significantly affect the gross margin realized on product sales. Customer sensitivity to price changes can influence the overall sales of individual products. In the event of accelerated commodity price increases, the Company may suffer a short-term loss since customers cannot accept multiple price changes in short periods of time. The Company will continue to investigate larger purchase contract for key raw materials where pricing to the customer can also be contracted.

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

LIQUIDITY AND CAPITAL RESOURCES

       At April 1, 2000, the Company's combined total of cash and short-term investment balances was $228,000, compared with $2,852,000 at June 26, 1999. This decrease is the result of the increased inventory, receivables and capital spending. Additionally, the Company held investments of $6,397,000 and $7,950,000 at April 1, 2000 and June 26, 1999, respectively, with maturities greater than one year. There is no restriction on cash balances at the end of the fiscal 2000 third quarter.

       Net cash used by operations amounted to $3,527,000 for year to date 2000, compared to cash received of $594,000 a year ago. Cash in the amount of $1,486,000 was provided by investing activities, largely due to the sale of investments at maturity. Cash in the amount of $402,000 was provided by financing activities to related to the Norwegian operations expanded use of a working capital line of credit.

       The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of April 1, 2000, $1,236,000 was outstanding under this overdraft facility. The maximum amount available under line of credit is currently $ $ 1,350,000.

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

LODGING/FOOD SERVICE:

      The Lodging/Food Service channel sales has enjoyed 39.6% YTD growth during fiscal 2000. The fiscal 2000 strategy involves the continued growth to the hotel banquet customer group, but additional focus on special events. Special events are large events such as the Super Bowl, PGA Tournament, World Cup, NASCAR Races, and Olympics. The company is positioning itself as the premier supplier to these and other events and already has a successful track record in those mentioned. In addition to special events, the Food Service Management Group has been working with large contract food service groups that provide meals to health care organizations, company cafeterias, schools and other institutions. The Cuisine Solutions consistency, quality and labor savings provide attractive opportunities to these organizations. An example of these efforts include two items already approved for Marriott Sodexho Services for delivery to their health care units, that continue to expand. Cuisine Solutions feels these strategic partnerships are essential to aggressive growth in this sales channel.

Management expects the sales growth to continue at same or higher rates for the balance of fiscal 2000.

ON BOARD SERVICES

       On Board Services has enjoyed aggressive growth during YTD 2000 and management expects the growth rates to grow through the balance of fiscal 2000. Key growth areas include an aggressive roll-out of the pasta product line now that the company will have additional capacity, expansion of the passenger rail programs, penetration into existing key accounts and growth into new accounts. In addition to domestic growth, the On Board Services Group has already initiated aggressive campaigns to expand into the European markets now that the French Acquisition has been completed. Additional high volume opportunities exist in the On Board services channel via sales to airline economy class. Management may explore some economy class sales opportunities if excess pasta production capacity becomes available

 Additional key market opportunities involve expansion into harbor cruise lines that combine fine dining with tourism. An introduction to the market was initiated during the second quarter of fiscal 2000, resulting in sales in excess of $200,000. Initial customer feedback has been positive, and during the balance of fiscal 2000, the On Board Service Team will look for penetration and expansion into this customer group.

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

 New Business sales dropped approximately 14.8% during YTD fiscal 2000 versus the previous year primarily due to decreased sales to a large retail account and no focused effort to strategically market to these accounts. Since the retail In-Store Deli offers the opportunity for large volume sales with a limited product line as well as the benefit of limited sales expense, the company has decided to pursue an aggressive In-Store Deli program to be initiated in the fourth quarter of fiscal 2000. Management will be able to determine within one year if this is a viable market and expects the market study to be self-funding in the first year.

EUROPE

      Norway salmon prices are expected to stabilize during the fourth quarter of fiscal 2000 and management has already has a price increase in process at a specified target price. Management will investigate the rationale for contacting for larger quantities of salmon to obtain protection against future price fluctuations. Demand for Norwegian salmon is expected to increase since the Company features salmon as a marquee item globally.

BRAZIL

      The Company began its joint venture with Sanoli Industri E Comercio De Alimentacao LTDA as Cuisine Solutions, Brazil. The facility is under construction is expected to be completed in Fiscal 2001. The Company's penetration into the Brazil is in line with the Company's strategy for global expansion. Management also plans to seize the opportunity that the largest customer of Cuisine Solution France also has a strong presence in Brazil. The Company will continue this expansion strategy and search for other strategic partners in sous vide manufacturing.

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

                                           CUISINE SOLUTIONS, INC.

Date:   May 22, 2000                     By: /s/Stanislas Vilgrain
       -------------                         ---------------------
                                                Stanislas Vilgrain
                                                President and CEO

                                         By:/s/Robert Murphy
                                            ----------------
                                               Robert Murphy
                                               Vice President and
                                               Chief Financial Officer

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