Form 10-K
period 2000-06-24
CUISINE SOLUTIONS INC
filed 2000-10-03
CIK 737602

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(MARK ONE)
 XX    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934  [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED: June 24, 2000
                                               -------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES   X     NO
                                    -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 15, 2000 as reported on the NASDAQ/OTC Bulletin Board Market Quotation System, was approximately $5,307,021. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 15,2000, there were 14,755,838 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the following document are incorporated by reference in Parts III and IV of this Form 10-K Report: Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be filed - Items 10, 11, 12 and 13.

                       Exhibit Index is located on page .

                                     PART I

ITEM 1.  BUSINESS

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                  Cuisine Solutions produces and markets prepared foods to the Food Service Industry to include sales channels such as airlines, passenger trains, harbor cruise lines, in-store deli's, national restaurants and hotel banquets. During the fiscal year 1999, the Company started in a second industry segment relating to international management services. The Company will provide ongoing management advisory services under separate service contracts to include global management and food manufacturing expertise. No fees were earned for management services during fiscal 2000.



GENERAL

         The Company develops, produces and markets chef-created, fully cooked, fully prepared entrees and sauces for the airline, railroad, hotel banquet, restaurant and retail industries. The Company's entrees and sauces are slow-cooked and pasteurized in its final packaging using a process known as "sous-vide", a popular method of cooking in France. The process enables the Company to produce a higher quality, unique product line that also guarantees safety and stability in addition to award-winning flavor. The Company markets these products to upscale users that demand superior quality, and use the product as a substitute for product that was previously prepared by their own chefs. The ability to use pre-prepared product reduces our customers cost in product waste and labor, adds flexibility for last minutes changes and provides a consistent portion size to meet strict nutritional requirements. The Cuisine Solutions product line also allows customers that do not have the capabilities for unique, value added products, to now offer these products to their customer base. Cuisine Solutions has been growing consistently since fiscal year 1998 as management continues its' strategic plan to provide product awareness in the retail and hotel banquet sales channels as well as increased market share of the airline and railroad market opportunities.

Cuisine Solutions currently serves product through the following sales channels;

On Board Services:  Airlines, Railroad and Cruise Lines
Foodservice:        Hotel banquets, Convention Centers, Sport Stadiums and other
                    Special Events such as the Superbowl, Olympics and World Cup
New Business:       Supermarket In-Store Deli, Internet prepared food companies, and catalog sales.
                    Sales to Military through distributors
                    Sales to Restaurant Chains


The On Board Services channel includes customers that provide transportation services to the general public and serve meals. The customer base includes airlines, rail transportation service companies and cruise lines. Sales to the airlines are handled through distributors/caterers that combine Cuisine Solutions main course with side dishes and prepare the plate for direct use by the airline carriers. Sales to the railroad and cruise lines are through distributors. The Cuisine Solutions product line uses the sous vide process for production which allows Cuisine Solutions to deliver a high quality product that meets the On Board Service product specification for consistent high quality and portion size. The nature of the sous vide process also provides a high food safety factor needed in today's foodservice environment. Cuisine Solutions has the ability to meet these service requirements globally through its multi-national production and distribution facilities. Cuisine Solutions can provide same meal service on flights both to and from Europe. During fiscal year 2000, the majority of the business growth was driven by sales from the On Board Services channel due to consistent growth with airline customers, the introduction of additional railroads, and new sales to harbor cruise lines.. The Company achieved a strong penetration into the USA railroad market due to a well executed sales plan that involved site training for each rail line. The Company has also initiated sales to harbor cruise lines and has experienced strong initial growth.

The Foodservice sales channel serves product to hotel banquets and hotel restaurants, sports stadiums and large special event caterers. The Company saw this market as an untapped opportunity since the competition in this market is "make from scratch" rather than other prepared meal suppliers. Cuisine Solutions is confident that this market will realize the benefits of pre-prepared foods as these customer face a tight labor market and increase demand for flexibility. Since the purchasing decision in this market is decentralized, the Company must demonstrate the ability to deliver the level of quality expected to many purchasing levels. A process that requires more effort, but will deliver a new market for prepared foods.

The New Business sales channel includes sales to retail supermarkets, Internet companies, military, restaurant chains and catalog sales companies. Retail sales involve sales of high quality products to the In-Store Deli section of major supermarket chains. The Company decided to strategically pursue this sales opportunity since many potential retail customers were calling the Company as awareness of the Cuisine Solutions product line grew. The sous vide production process enables the Company to deliver high quality, value added products at a level that has not been previously available to the retail market. The product line is easy to handle, safe, has a long shelf life and therefore, can address many of the problems currently challenging retailers. The sous vide process does not require any food additives and preservatives which enables it to meet the demands of health conscience consumers and retailers. The upscale line of products the Company can deliver in mass quantity has never been made available to the most retailers. The roll out of the retail plans involves establishing a test store with a major retailer to test consumer reaction and required marketing support as well as price points and volume potential. The retail market would involve a limited product line and high volume production of each item, which should allow our production facilities to achieve economies of scale with regards to production and distribution costs. Internet companies that sell food for home delivery have expressed strong interest in obtaining Cuisine Solutions' product, and the Company has been working with a number of different customers to develop sales for fiscal 2001. Military sales involve sales through distributors for the USA armed forces with an emphasis on sales to the US Navy. Restaurant sales include sales to national restaurant chains where the Cuisine Solutions product becomes a menu item or ingredient of a menu item.


         The Company maintains manufacturing facilities in the United States, Norway, and acquired a facility in France during fiscal year 2000. The Company opened a USDA-approved food processing plant in Alexandria, Virginia in May 1990 and began operating another plant in Hjemeland, Norway in August 1994. The Company completed the acquisition of the French facility located in Normandy, France in December 1999. The USA and French facility provide the Company with a wide range of products while the Norwegian production is predominantly prepared salmon.

The Company uses an advanced method of food preparation developed in France, which cooks meats, seafood, poultry, sauces and vegetables over longer periods of time using low heat. Before the cooking process begins, the product is vacuum-sealed in special plastic pouches that better maintain the food's flavor and moisture as compared to other methods of cooking. Following the completion of the cooking process, the product can be either frozen or refrigerated for distribution. This process, known as Sous Vide, is known as one of the most precise methods of cooking high quality items and allow for exact duplication of cooking with a level of quality previously only managed by experienced, professional chefs. The Cuisine Solutions facilities allow the Company to deliver this level of cooking in mass quantities.

         Cuisine Solutions, Inc. was incorporated in the State of Delaware in 1974. Its principal executive offices are located at 85 South Bragg Street, Suite 600, Alexandria, VA 22312 and its telephone number at that location is
(703) 750-9600.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key customers, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 2001 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

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

         The Company began development of the Culinary division business in 1987, in conjunction with research previously performed by Nouvelle Carte France, a related French Company. As a result of the growth in the application of high quality frozen products in Europe, the Board authorized the establishment of the Vie de France Culinary Corporation for the express purpose of the research into and development of high quality frozen products for the U.S. market. This Company was formed in 1987, and was later merged into Vie de France Corporation. In 1989, construction began on a 30,000 square foot plant in Alexandria, Virginia designed to manufacture its sous vide product line under the trade name Vie de France Culinary. The Culinary plant began operations in May 1990, and expanded into a 50,000 square feet building. The Company constructed a manufacturing facility in Norway, and initiated production in August 1994. The primary focus of the Norwegian facility was to supply the Company with all salmon products. The Company acquired the French company Nouvelle Carte to supply airline customers on the European side as well as supply global foodservice and retail customers. The Company also entered into a joint venture to construct a manufacturing facility in Brasilia, Brazil to service airlines in the Mercusor markets, our European retail customers that have a strong presence in Brazil, and for low cost poultry and beef product exports to the European markets. The Brazilian facility is expected to go be fully operational by January 2001.

         During fiscal years 1991 through 1996, the Culinary Division successfully built its sales volume from zero to over $2 million in fiscal year 1991, and by fiscal year 1996 to $16 million. During fiscal year 1997, the Company restructured its sales organization to develop focused sales and marketing strategy. The Company embarked on strategic marketing campaigns to educate the market place to the advantages of sous vide processing and increase awareness of the existence of the Company and its product line. During this first year of the strategic marketing effort and re-organization, fiscal year 1997 sales declined to about $14 million. During fiscal year 1998 the Company continued its reorganization while sales remained steady at $14 million. During fiscal year 1999, sales increased to over $20 million, an increase of approximately 48%. During fiscal year 2000, sales increased to $36 million, an increase of 30.2% over fiscal 1999. The sales increase without the French acquisition during fiscal year 2000 would have resulted in a sales increase of 31%.

In April 1998, the Company went live with a fully integrated ERP system that includes production, inventory, capacity planning, purchasing, sales order management and financials. The company has spent two years training and fine tuning the system, personnel, and related management procedures, and plans to roll these systems out to the other facilities.

The systems and related management control guidelines are strategic to providing the data and management information to maintain management control during the aggressive growth of the Company.

PRODUCTS

        The Company develops, produces and markets chef-created fully cooked, fully prepared entrees and sauces. The products are high-end items without the high-end price since they can be produced in large volumes. The product line consists of items not usually available to our customers such as Osso Buco, Chilean Sea Bass, Beef Wellington and Stuffed Pork Chops as well as staple items such as plain and stuffed chicken breast. The precise cooking process allows the Company to prepare a perfect duck breast, rack of lamb or veal chop. The combination of the unique cooking process, the internal culinary expertise and international distribution has been critical to the sales success to date. During fiscal year 2000, the Company completed the installation of an enrobed pasta production line. This enrobed pasta line involves creating pasta and sauce combinations of pre-cooked pastas that allows our customers to simply heat and serve the product. Customers no longer need to purchase separate pasta and sauce, and can heat and serve rather than cook from scratch. During the enrobing process, the sauce adheres to the pasta in a special process that prevents the sauce from settling during distribution thus providing a consistent product. The pasta line is not yet operational and will be operational in 2001.

The sous vide cooking process involved preparing a product with the required spices, vacuum sealing the product , and cooking the product under water for precise times at precise temperatures. This precision in time and temperature allows the Company to produce the exact specification on any protein item produced. Since the process is controlled by computerized systems, each item is exact every time. The cooking process also provides an eighteen-month shelf life on most protein items without the need for any food additives or preservatives. The product has enormous application with health conscience retailers and health care organizations due to this lack of required additives.

         The Company packages its products in two ways. Many products are vacuum-sealed and frozen in either single or multi-serving packaging and then case-packed. Single-pack items provide maximum customer flexibility, while multi-serving packs provide additional efficiency and economy for large-scale preparations. The French facility packages a private label retail carton for the refrigerated retail sales area for retail supermarkets. These French retail products include a main course and , similar to frozen dinner meals in the USA, except the quality is higher and the product is delivered fresh rather than frozen. Approximately 46% of the sales from the French facility are to retail customers.


DISTRIBUTION

         The majority of Company sales are frozen products shipped throughout the USA and Europe. Norway provides 98% of the salmon products globally while France and the USA produce non-salmon products for Europe and the USA respectively. All products are shipped frozen except for retail sales in France, which is refrigerated. The French retail sales are all final sales, and the retailer bears the risk for any unsold product. The French facility maintains one additional third party warehouse for storage, while the USA maintains ten third party outside warehouses. Eight of the warehouses were created to support the Foodservice sales requirements for short lead times and product availability. The Company and internal systems can quickly and easily add or subtract additional outside warehouses when and where it is deemed necessary.

         The Company sells one hundred percent of its product through the sales teams located in either France or the USA. Norway does not have a sales team. Norwegian product is sold to either France or the USA as inter-company sales, or sold by the sales team to ship direct from Norway to customers located in Scandinavia or England. All USA sales are to USA markets, and French sales to European markets.

During fiscal year 2000, the Company added a professional CPIM certified Logistics Manager to prepare planning and controls needed to operate the four manufacturing plants at maximum efficiency while minimizing investments in inventory.

RAW MATERIAL STATUS

         The Company historically purchased its raw materials from a number of different suppliers at spot market prices except for USA poultry that the Company began contract purchasing in fiscal 1999. The practice of spot market purchasing and bidding out to suppliers does not allow the Company to take advantage of annual low prices in certain commodity markets, nor does it allow the Company to develop strategic partnerships with suppliers. Since systems now provide forecast capabilities and the related material requirements, the Company plans to engage in a more strategic approach to procurement and has begun to develop strategic purchasing programs. During fiscal year 2000, the Company faced an increasing spot market price of raw salmon as the Norwegian market price increased forty percent from the second quarter through the fourth quarter of fiscal 2000. Although the Company can raise prices to its customers, the price fluctuations were continuous with uncertainty where the market was going. The Company's customers have a minimum sixty-day lead time requirement to update their respective price lists. Therefore, the Company sustained a large loss related to this market price increase caused by market supply limitations. In addition to the market price, the availability of a quality supply resulted in the Company sustaining large losses in yield losses due to unsatisfactory raw materials the Company accepted in order to fulfill commitments made to customers.


PATENTS AND TRADEMARKS AND OTHER ITEMS IMPORTANT TO OPERATING SEGMENTS

         The Company believes that its Cuisine Solutions, Inc. and Vie de France Corporation, trademarks are important to its business success. Accordingly, it takes the necessary steps to protect them. During fiscal year 1998 the Company assured its protection by changing the name on all trademarks it owns to Cuisine Solutions, Inc in addition to maintaining the Vie de France Corporation trademark. The Company and Vie de France Bakery Yamazaki, Inc. entered into a Trademark and Service Mark License Agreement in 1991 and, in conjunction with the sale of the Restaurant Division, amended and restated this agreement. In 1997, the Company secured the use of a packaging trademark called MicroRoast(TM) and MicroRoti(TM) to be used in the U.S. and European market, respectively. This new packaging is designed for use in microwave ovens and imparts a roasted quality to our value-added entrees.


CUSTOMER DEPENDENCY

         The Company's largest customers involve two airline distributors that pull product from Company based upon the Company's direct sales efforts to the airline and related demand from the airlines to these distributors. The Company sells product to many major airline companies, and does not have a dependency on any one airline.
 The Foodservice channel consists of a wide base of hotel banquet and convention centers in a decentralized purchase decision environment and no single customer can have a material impact on the total Company.


SEASONALITY

         The seasonality of the hotel banquet industry, which typically peak in September through December, and March through June, no longer has a major impact on the total Company due to growing sales of the other sales channels.


COMPETITION

         The Company considers itself to be a leader in the sous vide segment of the food service industry in the USA. At present, limited competition exists within the USA frozen wholesale component of this segment. Other firms exist in France within the retail and refrigerated components of the sous vide segment or cooked food. As such, the Company primarily competes for sales against food service providers in the frozen and raw segment, rather than against other sous vide suppliers. The Company offers value-added products, but must offer these products in a price range that makes it economically advantageous for its users to convert from other methods of food preparation.

The Company believes its products can compete against these other methods in price, product performance and convenience. The Company also offers implementation and menu development services, as well as equipment to its customers as another means of building sales. The Company depends upon its product development, marketing, and menu items as a means of maintaining its leadership position within the sous vide industry.

RESEARCH & DEVELOPMENT

         For continuing operations, the Company invested $447,000, $266,000 and $269,000 in research and development activities in fiscal years 2000, 1999 and 1998, respectively. The Company maintains a staff of experienced culinary and food science professionals in order to provide the marketplace with innovative products on a continuous basis. The international staffing between the USA and France provides the Company with the latest in culinary trends on both sides of the Atlantic. The French facility provides a source of dedicated culinary professionals since the French culinary training is renown for its dedication to the art of perfection with regards to food preparation.

REGULATION

         The Company is subject to various Federal, state and local laws affecting its business, including health, sanitation and safety regulations. The U.S. plant operates under USDA supervision over the handling and labeling of its products. The Company believes its operations comply in all material respects with applicable laws and regulations. In addition to USDA standards, all facilities are HACCP certified.

         The Company's Norwegian and French facility meets European Community standards and regulations. The Norwegian products, along with certain raw materials, are subject to import regulations.

EMPLOYEES

         The Company employs approximately 230 people including full-time and part-time workers and corporate staff.

GEOGRAPHIC SALES

         The Company's sales are primarily focused in the United States, with sales representing 67.6%, 61.9% and 59.4% of total sales for fiscal years 2000, 1999 and 1998, respectively.

ITEM 2.  PROPERTIES

         The Company owns the French facility and property, and leases its USA office and its USA and Norwegian manufacturing facilities. The French facility located in Louviers, France is approximately 20,000 square feet. The U.S. plant, located in Alexandria, Virginia, is approximately 50,000 square feet. The Norway plant, located in Hjelmeland, Norway, is approximately 20,000 square feet.

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

Year ended June 24, 2000                                     High            Low

First Quarter..........................................    $ 1.718         $ .937
Second Quarter.........................................      1.875          1.156
Third Quarter..........................................      3.062          1.437
Fourth Quarter.........................................      2.625          1.218


Year ended June 26, 1999                                     High            Low
First Quarter..........................................     $ .938         $ .638
Second Quarter.........................................       1.00           .375
Third Quarter..........................................      1.500           .500
Fourth Quarter.........................................      1.562          1.000


Year ended June 27, 1998                                     High            Low
First Quarter..........................................    $ 1.438         $ .938
Second Quarter.........................................      1.688          1.000
Third Quarter..........................................      1.063          1.000
Fourth Quarter.........................................      1.125           .875


As of September 15, 2000 there were approximately 635 holders of record of the Company's Common Stock.

No dividends were paid during fiscal year 2000, 1999 and 1998.

On November 30, 1998, the Company was notified by NASDAQ that it no longer met the minimum $1.00 bid requirement to be included in the NASDAQ National Market and was delisted. The Company currently trades on the OTC Bulletin Board.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                            FIVE YEAR SUMMARY (4)
                                                                  (in thousands, except per share amounts)

                                                       2000          1999           1998           1997             1996

------------------------------------------------------------------------------------------------------------------------------

Net Sales                                            $ 35,810       $ 27,492        $ 21,129       $ 19,473         $   21,403

Loss from operations                                  (2,313)        (1,523)         (4,406)        (3,322)            (4,387)

Net income (loss) (1); (2); (3)                       (1,980)          (634)         (3,490)        (1,422)            (2,748)

Loss from operations per share                         (0.16)          (0.10)         (0.29)         (0.22)             (0.29)

Net loss per share                                     (0.13)          (0.04)         (0.23)         (0.09)             (0.18)

Total assets                                           24,357          26,874         28,910         25,935             30,673

Long term debt, including current portion               2,449           2,569          3,288          3.173              2,598
                                                                                                                            -

Stockholders' equity                                   17,391          19,342         21,225         13,512             18,833

Dividends per share
                                                            -              -              -              -                  -


(1) Includes benefit from cumulative effect of change in accounting principle of $197 in 1996.

(2)      Includes loss on equity method investment of $1,500 in 1996

(3) Includes gains from sale on discontinued operations of $468 and $313 in 1997 and 1996 Respectively

(4)      Includes restatement for acquisition of Nouvelle Carte


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Fiscal year 2000 revenue of $35,810,000 reflect a consolidated sales increase of 30.2.% from fiscal year 1999 revenue of $27,492,000. The increase in sales were due to a 42.3% increase in US sales, a 19.8% decrease in sales from the Norwegian subsidiary and an 25 % increase in sales from France. The sales decrease in the Norwegian subsidiary is actually sales now counted as inter-company sales to France due to the acquisition of the French subsidiary.

         During fiscal year 2000, the Company acquired the French sous vide manufacturer Nouvelle Carte France. Nouvelle Carte was owned by the majority shareholder, Food Research Corporation, and therefore, the acquisition was accounted for in a manner similar to the pooling of interests method. All financial statements have been restated to include the operating results of Nouvelle Carte France according to the rules for pooling of interest.

Net losses for fiscal year 2000 were $1,980,000 were higher than fiscal year 1999 losses of $634,000 due to higher costs and lower quality of raw salmon and loss of investment income due the use of investment funds to finance operating losses and capital investments.

Net losses for fiscal year 1999 and 1998 were $634,000 and $3,490,000 respectively against sales of $27,492,000 in fiscal 1999 and $21,129,000 in fiscal 1998. The decrease in losses from 1998 to 1999 were driven by increased sales and improved cost controls in the USA, Norwegian and French subsidiaries. France and Norway both had the first profitable year since inception during fiscal 1999.

Nouvelle Carte was acquired for the purpose of establishing a European manufacturing base to service airline carriers that require same meal service both to and from Europe. The majority of Nouvelle Carte sales were to large international retail companies with a private label packaged product line, but limited to the French market. Cuisine Solutions intends to use this relationship in building business with the same retailers, develop a global retail strategy and use existing relationships to build business in both France and other continents. The acquired Company, now known as Cuisine Solutions France, is also the training grounds for the technical culinary staff and the source of many product development projects.

During fiscal year 2000, the Company was exposed to a significant increase in the market price of raw salmon. The raw material cost of salmon gradually increased 40% from the second quarter of fiscal 2000 through the fourth quarter of fiscal 2000 due to increased demand and short supply. The price has hit a plateau in the fourth quarter of fiscal 2000, and has begun to fall subsequent to the close of the fiscal year. The short supply also led to difficulty in obtaining the quality and quantity needed to obtain manufacturing productivity and acceptable production yields.

The Company also initiated investment in an Internet venture known as Star Chef Alliance. The Company has entered into contracts with Daniel Boulud, owner of Daniels in New York City, Charlie Trotter, owner of Charlie Trotters in Chicago, Thomas Keller, owner of the French Laundry in Yountville, California and Mark Miller, owner of the Coyote Cafe in Sante Fe. The Company will produce special recipes provided by these renowned chefs and market these prepared meals direct to home consumers via the Internet. The Company is in the process of developing the web site, planning the fulfillment logistics and final development stages of production planning. The chefs agreed to the arrangement with Cuisine Solutions due to the unique ability of Cuisine Solutions to maintain the high quality standards these chefs demand for a product associated with their name and reputation. A test launch of the site is scheduled for February 2001.


SALE AND GROSS MARGINS

         The Company's sales of high-quality foods are sold to airlines, retailers, hotel and convention center banquets, passenger rail lines and harbor cruise lines. USA sales account for 67.6 % of total revenue, while France and Norway account for 24.1% and 8.3% respectively. Norway produces product for both France and the USA and total Norwegian production accounts for approximately 17% of total Company sales.


 A comparison of net sales, gross margin percentages and losses from operations as follows:

                                                   Year Ended
                                        June,24         June 26,         June 28,
                                           2000             1999             1998
                                           ----             ----             ----
Net Sales                           $35,810,000      $27,492,000      $21,129,000
Gross margin percentage                     20%              24%              18%
Loss from operations               $(2,313,000)     $(1,523,000)     $(4,406,000)

Continued execution of the strategic sales plan produced revenue of $35,810,000 in fiscal 2000, up 30.3% from fiscal year revenue of $27,492,000. The current year sales increases were primarily driven by sales to the On Board

Services channel that includes sales to airlines, passenger rail services and harbor cruise lines. All sales channels achieved growth during fiscal 2000.

         Gross margins as a percent of sales decreased to 20% for fiscal 2000 compared to 24% in fiscal 1999, but remained higher than the 18% in fiscal 1998. The current year decrease is attributed to increased cost of salmon products purchased from Norway as well as increased costs of Chilean Sea Bass, another seafood item that experienced significant price and supply problems during fiscal year 2000.The Company plans to address both of these cost issues by alternate sources of supply, or substitution of these products with other cost effective items. The losses for fiscal 1999 were an improvement over fiscal 1998 losses due to higher volume and strategic management of the product mix. Fiscal 1998 losses were driven by increased sales and marketing expenses to create awareness of the Company in the marketplace.

SELLING AND ADMINISTRATION EXPENSES:

         A comparison of selling and general administrative costs follows:

                                                                 Year Ended
                                                        June 24,        June 26,       June 27,
                                                            2000            1999           1998
                                                            ----            ----           ----

Selling costs                                         $6,820,000      $5,830,000     $5,919,000
General administrative costs                           2,588,000       2,476,000      2,220,000
                                                     -----------     -----------    ----------
                                                      $9,408,000      $8,306,000     $8,139,000

         Selling and administration costs as a percentage of sales were 26.3% in fiscal 2000, 30.2% in fiscal 1999 and 38.5% in fiscal 1998. The percentage decrease in selling expenses from fiscal 1999 verus fiscal 2000 reflects the impact of higher sales growth while the dollar expense growth is attributed to additional sales staff and compensation plans tied to top line sales. Management has changed the sales compensation incentive programs to be based upon profit contribution rather than top line sales in fiscal 2001. The purpose is to create the incentive for high margin product mix sales and expense control. Selling expenses decreased in fiscal 1999 versus fiscal 1998 due to management cost controls in the USA and France. General administrative expenses slowly grew each year due to additional staffing requirements to support the growing business, but have decreased each year as a percent of sales due to efficiency and cost controls.




DEPRECIATION AND AMORTIZATION

         The fiscal year 2000 depreciation and amortization costs increased by $93,000 over fiscal year 1999 to $1,071,000 as a result of equipment and leasehold improvements added to Norway and France. Actual fiscal year 1999 depreciation and amortization costs decreased by $193,000 over fiscal year 1998 to $978,000 as a result of equipment nearing the end of its useful life.

NON-OPERATING INCOME AND EXPENSE

Interest expense relates to the borrowings relating to the Company's U.S, Norwegian and French subsidiaries, including the Norwegian capital lease. At June 24, 2000, the Company had borrowings of $2,449,000, bearing interest at rates ranging from 5.6% to 10.0%. The majority of these borrowings of $1,012,00 were through its Norwegian facility. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year. The French subsidiary has a term loan with a principle balance of $240,000 at 5.6% interest rate. The loan was used to finance an expansion of the raw materials storage area completed in fiscal 1999. The original amount loan equated to approximately US$ 500,000 at September, 1998.

         Non-operating income for fiscal 2000 of $344,000 related to interest income and capital gains earned on the investments held by the Company


IMPACT OF INFLATION AND THE ECONOMY

         Inflation in labor and ingredient costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to, but generally higher than the federal minimum rates.

         The Company's sales pricing structure allows for the fluctuation of raw material prices. As a result, market price variations do not significantly affect the gross margin realized on product sales. However, most customers require a sixty-day notice for price changes in order to update their internal systems and evaluate the impact of price changes. Therefore, in the event of a continuous accelerated commodity price increase, the Company must either absorb the price increase during that sixty day period or discontinue sales to the customer, and risk losing the long term business relationship.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal year 2000, the Company experienced a decrease in its liquidity due to increases in accounts receivable, investments in capital equipment and additional investment into the Norwegian subsidiary. Accounts receivable increased with increased sales, longer payment terms in the USA, and the elimination of factoring receivables in France. The Company has also invested approximately $1,400,000 into an enrobed pasta line for large volume production of prepared pasta products. The Norwegian investment was required to off-set the losses incurred during the fiscal year due to salmon price and raw material quality issues.

The combined total of cash and short-term investments was $948,000 and $2,852,000 at June 24, 2000 and June 26, 1999 respectively. The Company also held long term investments, those with maturities greater than one year, of $4,715,000 and $7,950,000 at June 24, 2000 and June 26, 1999 respectively.
Cash provided by investing activities involved the sale of investments from the trust account, which consists of corporate bonds and US treasury notes.

In fiscal year 1999, the Company experienced an increase in its liquidity through the sale of securities for capital gains, the collection of the federal income tax receivable and the sale of the real estate. Inventory and receivables increased due to the higher sales volume and requirements to have adequate inventory on hand to meet customer demand resulting in an increase in cash tied up in inventory and receivables. The combined total of the cash and short-term investment balances was $2,852,000 and $2,430,000 at June 26, 1999 and June 27, 1998, respectively. Additionally, the Company held investments of $7,950,000 and $10,600,000 at June 26, 1999 and June 27, 1998, respectively, with maturities greater than one year.

         In fiscal year 1998 the combined total of the cash and short-term investment balances was $2,430,000 (of which $645,000 was restricted) at June 27, 1998. Additionally, the Company held investments of $10,600,000 and June 27, 1998 with maturities greater than one year.

                  Cash used by operations in fiscal year 2000 amounted to $3,211,000 compared to cash used in fiscal 1999 of $1,144,000, and cash used in fiscal year 1998 of $3,225,000. The cash used in fiscal year 2000 relates to the funds needed to finance the Company's operations and increased accounts receivable and Company operating losses. The cash used in fiscal year 1999 relates to the funds needed to finance the Company's operations, along with increases in inventory. The cash used in fiscal year 1998 relates to the funds needed to finance the Company's operations along with increases in Trade Receivables, inventory and income tax receivable.

During fiscal year 2000, the Company made capital expenditures of $1,838,000. A new enrobed pasta line that involves refrigerated preparation rooms, large scale pasta cookers, automated sauce cooker, enrobing machines and automated packaging equipment are included in this investment. The line produces an enrobed pasta product that provides the customer with a pasta and sauce combination that only need to be heated to serve. The Company plans to market this product to airlines, passenger rail services, banquets and retail. The Company is also exploring private label opportunities for retail. During fiscal year 1999 the Company made capital expenditures of $304,000. These investments involved small equipment purchases, personal computers and software upgrades. The Company had net purchases totaling $1,117,000 in fiscal year 1998 related to manufacturing and systems upgrades.

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

         The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility for $1,144,000. As of June 24, 2000 $1,012,000 was outstanding under this overdraft facility. The overdraft facility is protected by a letter of credit posted by the U.S. operations banking institution which is renewed annually.


FUTURE PROSPECTS

         During fiscal year 2000, the Company continued its focus on the existing sales channels obtaining penetration into the airline industry, obtaining a large portion of the market share of the passenger rail market, introducing the Company's product to harbor cruise lines and becoming a major supplier to sporting events. These accomplishments were in addition to gaining a larger share of the hotel and convention center banquet business. The Company acquired a French production facility to expand sales to global customers and begin a push for both airline and banquet sales throughout Europe in addition to the solid foundation already established in the French retail market for upscale prepared foods

Cuisine Solutions plans to continue it's sales growth to exceed growth rates achieved during the past two years by continuing it's strong sales efforts in the airline business by a continued push for new USA accounts and a new focus on the European airline market, currently an untapped resource for new sales growth. The On Board Service channel will also investigate prospects in the vacation cruise line market as labor, product shrink and quality become an attractive reason for using the Company's product. The Company has also had success with national restaurant chains that have found that the Company's product, quality and ease of use makes an attractive alternative for providing promotional menu items. The Foodservice/banquet channel will continue to spend more effort on large food service contractors and event planners rather than sales to individual smaller hotels.

During fiscal year 2000, the Company initiated a test in the In-Store Deli of a major supermarket chain where Company Management could monitor consumer acceptance and price points. Both retailer and Company Management were very pleased with the results and plan to execute a larger scale roll-out of the program and has already introduced the idea to some of the largest retailers in the USA. A successful in-store deli program would allow the Company to reap the high volume benefits of USA retail without the marketing investment usually required with doing business with USA retailers. Demand for retail product in France is expected to almost double during fiscal 2001 due to the continued customer satisfaction with the quality and variety of product offered by Cuisine Solutions France. The same customer is also anxious for the Cuisine Solutions Brazil facility to begin operations, scheduled for January 2001. The Company plans to take advantage of the established European relation ship to accelerate sales from the Brazilian facility once it is operational.

Continued increasing demand has reached a level where contract purchasing can now be explored to obtain lower raw material pricing. The Company currently procures raw materials through a variety of small brokers and distributors and intends to create strong business partnerships with key suppliers to obtain lower costs and guarantee both quality and quantity of raw materials needed.

The increase in demand will also allow the Company to move towards a customer base that has a higher purchase quantity per order and away from small orders that disrupt the manufacturing process and add costs due to changeover, start-up loss of efficiency and create poor productivity.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

         Interest rates and foreign exchange rates.

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

Foreign Currency Risk
         International operations constitute 32% of fiscal year 2000 Company sales. The majority of the Company's sales are denominated in U.S. dollars, thereby limiting the Company's risk to changes in foreign currency rates. The Norwegian subsidiary's sales are denominated in Norwegian kroner while the French subsidiary reports in French francs. As currency exchange rates change, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales which are subject to these foreign currency fluctuations are approximately 32% of the Company's sales. The net assets of the subsidiaries are approximately 26% of the Company's net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost. Information about the Company's foreign currency translation policy is set forth in Footnote 1 of Item 14(a)(1) of this Form 10-K.


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

        During the Registrant's fiscal year ended June 27, 1998, and through the subsequent interim period through October 28, 1998, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the former accountant, would have caused them to make a reference to the subject matter of the disagreements in connection with its report; nor has KPMG ever presented a written report, or otherwise communicated in writing to the Registrant or its Board of Directors the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-K.

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

NAME                       AGE  OFFICE HELD WITH COMPANY                                   SINCE
----                       ---  ------------------------                                   -----

Stanislas Vilgrain          41  President and Chief Executive Officer                       1994

Robert Murphy               37   Vice President and Chief Financial Officer                 1997


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

         Mr. Murphy joined the Company in November 1997 as Vice President and Chief Financial Officer. Mr Murphy has 21 years of food experience, 15 of which are in the manufacturing sector. Prior to joining the Company, Mr. Murphy was the Senior Director of Acquisitions and Integration for Edwards Baking Company. He also held the positions of Operations Controller and Manager of Financial Systems and Development. Prior to Edwards, Mr. Murphy was a Controller with Bunge Foods working in the Bakery and Dairy Industrial Ingredient Divisions.


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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)      Index to Financial Statements

                                                                                                            Page
                                                                                                            ----

(1)      Financial Statements:

         Report of Independent Accountants..............................................................
                Grant Thornton LLP.as of and for the year ended June 24, 2000
                        And June 26, 1999...............................................................    F-1

                KPMG LLP  for the year ended June 27, 1998

         Consolidated Balance Sheets - June 24, 2000 and June 26, 1999..................................    F-2

         Consolidated Statements of Operations - Fiscal Years Ended
             June 24, 2000, June 26, 1999, and June 27, 1998............................................    F-3

         Consolidated Statements of Changes in Stockholders' Equity - Fiscal
             Years Ended June 24, 2000, June 26, 1999, and June 27, 1998................................    F-4

         Consolidated Statements of Cash Flows - Fiscal Years Ended
             June 24, 2000, June 26, 1999 and June 27, 1998.............................................    F-5

         Notes to Consolidated Financial Statements - June 24, 2000.....................................    F-6

   (2)   Financial Statement Schedule:..................................................................

         Schedule II--Valuation and Qualifying Accounts.................................................    F-7

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

                  The following exhibits are incorporated in this report by reference from the Company's two Registration Statements on Form S-8, dated April 5, 1993:

                  10.52    The Company's 1986 Stock Option Plan, as amended.

                  10.53    The Company's 1992 Stock Option Plan.

                  The following exhibits are filed as exhibits to this report in the indicated sections:

                  23.1     Consent of Grant Thornton LLP

                  23.2     Consent of KPMG LLP

                  27       Financial Data Schedule

(b)      Reports on Form 8-K:

                           Acquisition of French subsidiary, Nouvelle Carte, filed on December 28, 1999.

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



             Signature                                         Title                                           Date
------------------------------------             --------------------------------                    ----------------------

     /s/ Jean-Louis Vilgrain                     Chairman of the Board                                October 3, 2000
------------------------------------                                                                 ------------------
     Jean-Louis Vilgrain

     /s/ Stanislas Vilgrain                      President,                                           October 3, 2000
------------------------------------             Chief Executive Officer                             ------------------
     Stanislas Vilgrain

     /s/ Bruno Goussault                         Director                                             October 3, 2000
------------------------------------                                                                 ------------------
     Bruno Goussault

     /s/ Alexandre Vilgrain                      Director                                             October 3, 2000
------------------------------------                                                                 ------------------
     Alexandre Vilgrain

     /s/ Charles McGettigan                      Director                                             October 3, 2000
------------------------------------                                                                 ------------------
     Charles McGettigan

     /s/ David Jordon                            Director                                             October 3, 2000
------------------------------------                                                                 ------------------
     David Jordon

     /s/ Nancy Schaefer                          Director                                             October 3, 2000
------------------------------------                                                                 ------------------
     Nancy Schaefer

         /s/ Robert Murphy                       Vice President &                                     October 3, 2000
     -------------------------------             Chief Financial Officer                             ------------------
     Robert Murphy                               (Principal Financial and Accounting Official)

Independent Auditors' Report

The Board of Directors and Stockholders
CUISINE SOLUTIONS, INC.:

We have audited the accompanying consolidated balance sheets of Cuisine Solutions, Inc., and subsidiaries as of June 24, 2000, and June 26, 1999 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flow for the years then ended. In connection with our audit of the consolidated financial statements we also have audited the financial statement schedule for the years ended June 24, 2000 and June 26, 1999, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc., and subsidiaries as of June 24, 2000 and June 26, 1999, and the results of their operations, comprehensive income, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended June 24, 2000, and June 26, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also audited the combination of the accompanying consolidated statements of income, comprehensive income and cash flows for the year ended June 27, 1998, after restatement for the 2000 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in
Note 2 of the notes to the consolidated financial statements.


                                                  GRANT THORNTON LLP


Vienna, Virginia
September 15, 2000

The Board of Directors and Stockholders

CUISINE SOLUTIONS, INC.:

         We have audited the accompanying consolidated statements of operations, changes in stockholders equity and cash flows of Cuisine Solutions, Inc. and subsidiaries for the year ended June 27, 1998, before the restatement for the fiscal Year 2000 pooling of interests described in Note 2 to the consolidated financial statements (the Restatement). In connection with our audit of the consolidated financial statements we have audited the financial statement schedule for the year ended June 27, 1998, before the Restatement, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

        In our opinion, the consolidated financial statements before the Restatement referred to above, present fairly, in all material respects, the results of operations and cash flows of Cuisine Solutions, Inc. and subsidiaries for the year ended June 27, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 27, 1998, before the Restatement, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



McLean, Virginia
September 4, 1998
                                                      KPMG LLP

                          CUISINE SOLUTIONS, INC.
                        CONSOLIDATED BALANCE SHEETS


                                                                            ----------------------------------------
                                                                                 June 24,             June 26,
                                                                                   2000                 1999
                                                                            -------------------   ------------------
ASSETS
Current Assets
   Cash and cash equivalents                                                         $ 948,000          $ 1,866,000
   Investments, current                                                                      -              986,000
   Accounts receivable, trade                                                        5,861,000            4,385,000
   Inventory                                                                         5,183,000            5,091,000
   Prepaid expenses                                                                     59,000              246,000
   Current portion of notes receivable, related party                                  236,000               34,000
   Other current assets                                                                640,000              827,000
                                                                            -------------------   ------------------
Total current assets                                                                12,927,000           13,435,000

   Investments, noncurrent                                                           4,715,000            7,950,000
   Fixed assets, net                                                                 5,362,000            4,595,000
   Note receivable, officer and related party,
     including accrued interest, less current portion                                  463,000              479,000
   Other assets                                                                        890,000              415,000
                                                                            -------------------   ------------------
TOTAL ASSETS                                                                      $ 24,357,000         $ 26,874,000
                                                                            ===================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                                               $ 1,313,000            $ 734,000
   Accounts payable and accrued expenses                                             3,385,000            3,436,000
   Accrued payroll and related liabilities                                           1,100,000            1,250,000
   Other accrued taxes                                                                   9,000               41,000
                                                                            -------------------   ------------------
Total current liabilities                                                            5,506,000            5,461,000

   Long-term Debt, less current portion                                              1,136,000            1,835,000
   Other liabilities                                                                    22,000              236,000
                                                                            -------------------   ------------------
TOTAL LIABILITIES                                                                    6,965,000            7,532,000
                                                                            -------------------   ------------------

Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares authorized,
     15,578,620  Shares issued and 14,755,838 shares and
     14,785,838 outstanding at June 24, 2000 and June 26, 1999
     respectively                                                                      156,000              156,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
     none issued                                                                             -                    -
    Additional paid-in capital                                                      28,276,000           28,276,000
 Treasury stock, at cost (822,782 shares and 792,782 at
   June 24, 2000 and June 26, 1999, respectively.)                                  (2,047,000)          (2,017,000)
 Accumulated deficits                                                               (8,506,000)          (6,526,000)
   Accumulated Other Comprehensive Income                                                                         -
   Unrealized losses on debt and equity investments                                   (453,000)            (513,000)
   Cumulative translation adjustment                                                   (34,000)             (34,000)
                                                                            -------------------   ------------------
TOTAL STOCKHOLDERS' EQUITY                                                          17,392,000           19,342,000
                                                                            -------------------   ------------------


                                                                            -------------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 24,357,000         $ 26,874,000
                                                                            ===================   ==================

See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                YEAR ENDED
                                                    ---------------------  ---------------------- ----------------------
                                                          June 24,               June 26,               June 27,
                                                            2000                   1999                   1998
                                                    ---------------------  ---------------------- ----------------------

   NET SALES                                                $ 35,810,000            $ 27,492,000           $ 21,129,000
   Cost of goods sold                                         28,627,000              20,782,000             17,353,000
                                                    ---------------------  ---------------------- ----------------------
GROSS MARGIN                                                   7,183,000               6,710,000              3,776,000

   Selling and administration                                  9,408,000               8,306,000              8,139,000
   Depreciation and amortization                                 201,000                 257,000                166,000
   Other operating income                                       (113,000)               (330,000)              (123,000)
                                                    ---------------------  ---------------------- ----------------------
LOSS FROM OPERATIONS                                          (2,313,000)             (1,523,000)            (4,406,000)
                                                    ---------------------  ---------------------- ----------------------

Nonoperating income (expense)
   Investment income                                             250,000               1,108,000                963,000
   Interest expense                                             (215,000)               (245,000)              (257,000)
   Other income (expense)                                        309,000                  32,000               (100,000)
                                                    ---------------------  ---------------------- ----------------------
TOTAL  NONOPERATING INCOME                                       344,000                 895,000                606,000
                                                    ---------------------  ---------------------- ----------------------

   Loss before income taxes                                   (1,969,000)               (628,000)            (3,800,000)
   Provision for income tax (expense) benefit                    (11,000)                 (6,000)               310,000
                                                    ---------------------  ---------------------- ----------------------


                                                    ---------------------  ---------------------- ----------------------
NET LOSS                                                    $ (1,980,000)             $ (634,000)          $ (3,490,000)
                                                    =====================  ====================== ======================


Basic and diluted net loss per common share:
   Net loss per common share                                     $ (0.13)                $ (0.04)               $ (0.23)

Weighted average shares outstanding                           14,762,761              15,125,430             15,322,543
                                                    ---------------------  ---------------------- ----------------------



See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                        Retained
                                                                                     Additional         Earnings
                                                                    Common            Paid-In         (Accumulated
                                                                     Stock            Capital           Deficit)
                                                                ----------------  -----------------  ----------------
Balances, June 28,1997 as previously reported                         $ 141,000        $21,352,000       $ 2,323,000
  Pooling of interest with Nouvelle Carte (note 2)                       15,000          6,924,000        (4,849,000)
                                                                -----------------------------------------------------
BALANCES, JUNE 28,1997 AS RESTATED                                    $ 156,000        $28,276,000       $(2,526,000)
                                                                =====================================================

  1998 net loss                                                               -                  -        (3,490,000)
    Other Comprehensive Income
      Unrealized gains on debt and
      equity investments                                                      -                  -                 -
      Translation adjustment                                                  -                  -                 -

    Other Comprehensive Income/(Loss)
  COMPREHENSIVE INCOME/(LOSS)
  Repayment of loan to majority shareholder
  including accrued interest, net                                             -                  -           124,000

                                                                -----------------------------------------------------
BALANCE, JUNE 27,1998                                                 $ 156,000        $28,276,000       $(5,892,000)
                                                                =====================================================

  1999 net loss                                                               -                  -          (634,000)
    Other Comprehensive Income
      Unrealized gains on debt and equity investments                         -                  -                 -
      Translation adjustment                                                  -                  -                 -

    Other Comprehensive Income/(Loss)
  COMPREHENSIVE INCOME/(LOSS)
  Treasury Shares Purchases                                                   -                  -                 -

                                                                -----------------------------------------------------
BALANCE, JUNE 26,1999                                                 $ 156,000        $28,276,000       $(6,526,000)
                                                                =====================================================

  2000 net loss                                                               -                  -        (1,980,000)
    Other Comprehensive Income
      Unrealized gains on debt and equity investments                         -                  -                 -
      Translation adjustment                                                  -                  -                 -

    Other Comprehensive Income/(Loss)
  COMPREHENSIVE INCOME/(LOSS)
  Treasury Shares Purchases                                                   -                  -                 -

                                                                ----------------  -----------------  ----------------
BALANCE, JUNE 24, 2000                                                $ 156,000        $28,276,000       $(8,506,000)
                                                                ================  =================  ================


                                                                                Unrealized Gains
                                                                 Cumulative     (Losses) on Debt
                                                                Translation        and Equity         Treasury
                                                                 Adjustment       Investments           Stock
                                                                -------------  ------------------  ----------------
Balances, June 28,1997 as previously reported                       $ 13,000          $   11,000       $(1,440,000)
  Pooling of interest with Nouvelle Carte (note 2)
                                                                ---------------------------------------------------
BALANCES, JUNE 28,1997 AS RESTATED                                  $ 13,000          $   11,000       $(1,440,000)
                                                                ===================================================

  1998 net loss                                                            -                   -                 -
    Other Comprehensive Income
      Unrealized gains on debt and
      equity investments                                                   -              95,000                 -
      Translation adjustment                                           5,000                   -                 -

    Other Comprehensive Income/(Loss)
  COMPREHENSIVE INCOME/(LOSS)
  Repayment of loan to majority shareholder
  including accrued interest, net                                          -                   -                 -

                                                                ---------------------------------------------------
BALANCE, JUNE 27,1998                                               $ 18,000          $  106,000       $(1,440,000)
                                                                ===================================================

  1999 net loss                                                            -                   -                 -
    Other Comprehensive Income
      Unrealized gains on debt and equity investments                      -            (619,000)                -
      Translation adjustment                                         (52,000)                  -                 -

    Other Comprehensive Income/(Loss)
  COMPREHENSIVE INCOME/(LOSS)
  Treasury Shares Purchases                                                -                   -          (577,000)

                                                                ---------------------------------------------------
BALANCE, JUNE 26,1999                                               $(34,000)         $ (513,000)      $(2,017,000)
                                                                ===================================================

  2000 net loss                                                            -                   -                 -
    Other Comprehensive Income
      Unrealized gains on debt and equity investments                      -              60,000                 -
      Translation adjustment                                               -                   -                 -

    Other Comprehensive Income/(Loss)
  COMPREHENSIVE INCOME/(LOSS)
  Treasury Shares Purchases                                                -                   -           (30,000)

                                                                -------------  ------------------  ----------------
BALANCE, JUNE 24, 2000                                              $(34,000)         $ (453,000)      $(2,047,000)
                                                                =============  ==================  ================

                                                                Note Receivable
                                                                 From Majority
                                                                  Shareholder,          Total
                                                                   Including        Stockholders'
                                                                 Accrued Interest       Equity
                                                                -----------------  -----------------
Balances, June 28,1997 as previously reported                       $ (4,275,000)      $ 18,125,000
  Pooling of interest with Nouvelle Carte (note 2)                                        2,090,000
                                                                ------------------------------------
BALANCES, JUNE 28,1997 AS RESTATED                                  $ (4,275,000)      $ 20,215,000
                                                                ====================================

  1998 net loss                                                                -         (3,490,000)
    Other Comprehensive Income                                                                    -
      Unrealized gains on debt and                                                                -
      equity investments                                                       -             95,000
      Translation adjustment                                                   -              5,000
                                                                                   -----------------
    Other Comprehensive Income/(Loss)                                                       100,000
  COMPREHENSIVE INCOME/(LOSS)                                                            (3,390,000)
  Repayment of loan to majority shareholder
  including accrued interest, net                                      4,275,000          4,399,000

                                                                ------------------------------------
BALANCE, JUNE 27,1998                                               $          -       $ 21,224,000
                                                                ====================================

  1999 net loss                                                                -           (634,000)
    Other Comprehensive Income
      Unrealized gains on debt and equity investments                          -           (619,000)
      Translation adjustment                                                   -            (52,000)
                                                                                   -----------------
    Other Comprehensive Income/(Loss)                                                      (671,000)
  COMPREHENSIVE INCOME/(LOSS)                                                            (1,305,000)
  Treasury Shares Purchases                                                    -           (577,000)

                                                                ------------------------------------
BALANCE, JUNE 26,1999                                               $          -       $ 19,342,000
                                                                ====================================

  2000 net loss                                                                -         (1,980,000)
    Other Comprehensive Income
      Unrealized gains on debt and equity investments                          -             60,000
      Translation adjustment                                                   -                  -
                                                                                   -----------------
    Other Comprehensive Income/(Loss)                                                        60,000
  COMPREHENSIVE INCOME/(LOSS)                                                            (1,920,000)
  Treasury Shares Purchases                                                    -            (30,000)

                                                                -----------------  -----------------
BALANCE, JUNE 24, 2000                                              $          -       $ 17,392,000
                                                                =================  =================

See accompanying notes to consolidated financial statements.

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED
                                                                           --------------     --------------     --------------
                                                                              June 24,           June 26,           June 27,
                                                                                2000               1999               1998
                                                                           --------------     --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $  (1,980,000)     $    (634,000)     $  (3,490,000)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
   Depreciation and amortization                                               1,071,000            978,000          1,171,000
   Change in cumulative translation adjustment                                       -              (52,000)             5,000
   Gain on sale of land held for resale                                              -             (141,000)               -
   Income tax benefit                                                                -                  -              310,000
   Changes in assets and liabilities, net of
   effects of non-cash transactions:
      Increase in accounts receivable trade, net                              (1,476,000)          (988,000)          (789,000)
      Increase in inventory                                                      (92,000)        (1,666,000)          (809,000)
      Decrease (increase) in prepaid expenses                                    187,000            334,000           (238,000)
      (Increase) decrease in notes receivable, related party                    (186,000)           (10,000)           156,000
      Decrease (increase)  in income tax receivable                                  -            1,062,000           (309,000)
      (Increase) decrease in other assets                                       (288,000)          (328,000)           116,000
      (Decrease) increase in accounts payable
         and accrued expenses                                                    (51,000)           250,000            565,000
      (Decrease) increase in accrued payroll and related liabilities            (150,000)           198,000            107,000
      Decrease in accrued store closing costs                                        -              (72,000)               -
      (Decrease) increase in other noncurrent liabilities                       (214,000)           (28,000)             6,000
      Decrease in other accrued taxes                                            (32,000)           (47,000)           (26,000)
                                                                           --------------     --------------     --------------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                              (3,211,000)        (1,144,000)        (3,225,000)
                                                                           --------------     --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments                                                         4,281,000          2,031,000          9,305,000
   Purchase of investments                                                           -              (57,000)        (9,424,000)
   Purchase of Treasury Stock                                                    (30,000)          (577,000)               -
   Notes receivable (issued) paid by majority shareholder                            -                  -            4,399,000
   Proceeds on disposal of land                                                      -              871,000                -
   Capital expenditures                                                       (1,838,000)          (304,000)        (1,117,000)
                                                                           --------------     --------------     --------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                               2,413,000          1,964,000          3,163,000
                                                                           --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to debt                                                             278,000            210,000                -
   Reductions of debt                                                           (398,000)          (665,000)          (196,000)
                                                                           --------------     --------------     --------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                (120,000)          (455,000)          (196,000)
                                                                           --------------     --------------     --------------

   Net  (decrease) increase in cash and cash equivalents                        (918,000)           365,000           (258,000)
   Cash and cash equivalents, beginning of period                              1,866,000          1,501,000          1,759,000
                                                                           --------------     --------------     --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     948,000      $   1,866,000      $   1,501,000
                                                                           ==============     ==============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                                $     206,000      $     241,000      $     178,649
   Income taxes, net                                                       $         -        $         -        $          -
                                                                           ==============     ==============     ==============

Non-cash activities
   Land purchased under short term note                                    $         -        $         -        $     645,000
   Unrealized gains (losses) on debt and equity investments                $      60,000      $    (619,000)     $      95,000
                                                                           ==============     ==============     ==============


See accompanying notes to consolidated financial statements

                             CUISINE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
The Company develops produces and markets chef-created fully cooked, fully prepared entrees and sauces for the banquet, airline, passenger rail service, retail and restaurant industries.

        The Company services the airlines in both the USA and Europe. The Norwegian and French facilities distribute product throughout Europe servicing the Foodservice customers through distributors and Cuisine Solutions France, a French manufacturer and distributor of sous vide products. Norway production supplies most salmon sales in the USA and France.


PRINCIPLES OF CONSOLIDATION

        The financial statements include the consolidated accounts of Cuisine Solutions, Inc. and its subsidiaries, Cuisine Solutions Norway and Cuisine Solutions France, (collectively "the Company"). All significant inter-company transactions have been eliminated in the financial statements. The consolidated financial statements were restated for all periods presented to reflect the merger with Nouvelle Carte, accounted for in a manner similar to the pooling of interests method.


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


SEGMENT REPORTING
The Company intends to operate in two segments, Food Service Industry and International Management Services. No management service fees were earned during fiscal 2000.



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

        Inventory consisted of:

                                                  JUNE 24,                   JUNE 26,
                                                    2000                      1999
                                             -------------------       --------------------
Raw material                                       $  1,424,000               $  1,435,000
Frozen product & other finished goods                 3,575,000                  3,384,000
Packaging                                                                          340,000
                                                        372,000
                                             -------------------       --------------------
                                                      5,439,000                  5,300,000
Less obsolescence reserve                              (188,000)                  (68,000)
                                             -------------------       --------------------

                                                    $ 5,183,000                $ 5,091,000
                                             ===================       ====================



FIXED ASSETS

         Machinery, equipment, furniture and fixtures are depreciated using the straight-line method over estimated useful lives which range from two to eight years. Leasehold improvements are amortized using the straight-line method over the shorter of terms of the leases which range from four to twenty years, or the estimated useful life of the improvement.

         Expenditures for maintenance and repairs are charged to expense, and significant improvements are capitalized. Maintenance and repairs charged to expense approximated $413,000 in 2000, $265,000 in 1999 and $277,000 in 1998.

         The components of fixed assets were as follows:

                                                               JUNE 24,               JUNE 26,
                                                                 2000                  1999
                                                          -------------------     ----------------
Land                                                              $   55,000            $  59,000
Building                                                           1,591,000            1,583,000
Building under capital lease                                       1,291,000            1,438,000
Machinery & equipment                                              8,271,000            8,433,000
Leasehold improvements                                             2,203,000            2,203,000
Furniture & fixtures                                                 171,000              171,000
Computer Software                                                    778,000              763,000

Construction in progress                                           1,529,000               55,000
                                                          -------------------     ----------------
                                                                  15,889,000           14,705,000
Less accumulated depreciation and amortization                   (10,527,000)         (10,110,000)
                                                          -------------------     ----------------
                                                                 $ 5,362,000          $ 4,595,000
                                                          ===================     ================

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

ACCOUNTING  FOR  STOCK-BASED COMPENSATION

      Prior to June 30, 1996, the Company accounted for it's stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On June 30, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of Statement 123 (see note 7). In addition, in accordance with Statement 123, the Company applies fair value as the measurement basis for transactions in which equity instruments are issued to non-employees.

EARNINGS PER SHARE

         Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128") became effective for the year ended June 27, 1998, and required restatement of previously reported earnings per share data. Statement 128 provides for the calculation of basic and diluted earnings per share.

         Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share also includes common equivalent shares outstanding during the period if dilutive. The Company's common equivalent shares consist of stock options. The weighted average number of shares outstanding related to stock options for fiscal 2000 was 1,520,000.

FOREIGN CURRENCY TRANSLATION

         The statements of operations of the Company's Norwegian and French subsidiaries (the "Subsidiaries") have been translated to U.S. dollars using the average currency exchange rates in effect during the year. The Subsidiaries balance sheet has been translated using the currency exchange rate as of the end of the fiscal year. The impact of currency exchange rate changes on the translation of the Subsidiary's balance sheet is charged directly to stockholders' equity.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

      Under Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments, effective for fiscal years that end after December 15, 1996, the Company is required to provide fair value disclosures of its financial instruments. The Company estimates the fair value of its financial instruments using the following methods and assumptions: (1) quoted market prices, when available, are used to estimate the fair value of investments in marketable debt and equity securities; (2) carrying amounts in the balance sheet approximate fair value for cash, notes receivable and short term borrowings.

NEW ACCOUNTING STANDARDS

SFAS No. 133
The Financial Accounting Standards Board (FASB) recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 is effective for the Company for fiscal year 2001, unless earlier adopted. Management has not yet determined the impact of SFAS No. 133.


NOTE 2 - ACQUISITION  - NOUVELLE CARTE


On December 16, 1999, Cuisine Solutions completed the acquisition of Nouvelle Carte France in which Nouvelle Carte France became a wholly owned subsidiary of Cuisine Solutions, Inc. Simultaneous with the acquisition, Nouvelle Carte France changed its name to Cuisine Solutions France. Subsequent to the acquisition, Cuisine Solutions France adopted a thirteen period accounting calendar similar to the Cuisine Solutions, Inc. As a result of the change in the fiscal year and the acquisition accounted for as a pooling of interests, the Company's 2000 financial statements have been restated to retroactively combine the financial performance of Cuisine Solutions France at the beginning of the earliest period presented. The Company anticipates that the acquisition will enable it to expand sales through existing distribution channels and to meet increased demand from airline customers for products served on flights originating in Europe.

Prior to giving effect to the acquisition, Food Research Corporation was the beneficial owner of 7,020,588 shares, or 52.9%, of the Company's common stock. Food Research Corporation is owned by Jean Louis Vilgrain, Chairman of the Board of Directors of the Company, Stanilas Vilgrain, President and Chief Executive Officer and a member of the Board of Directors of the Company and Alexandre Vilgrain, a member of the Board of Directors of the Company. After giving effect to the issuance of 1,500,000 shares of common stock as a result of the transaction, Food Research Corporation is the beneficial owner of approximately 57.7% of the Company's outstanding common stock.

Effective December 16, 1999, in connection with the acquisition of Nouvelle Carte, a manufacturer of prepared food products located in Louviers, France, the Company issued 1,500,000 unregistered shares of the Company's common stock to Food Research Corporation, the majority shareholder of the Company. The shares were issued in exchange for all the issued and outstanding equity interest in NOUVELLE CARTE FRANCE pursuant to agreements dated as of October 29, 1999. Pursuant to the Agreement, the Company also agreed to issue additional common stock in an amount to be determined based upon Nouvelle Carte's operating performance for the two years ended June 30, 2001. The additional consideration to be paid will be determined as follows: if Nouvelle Carte's operating income is less than FFr 1,500,000 for the year ended June 30, 2000, no additional shares will be issued in respect of such year; if operating income is more than FFr 1,500,000, but less than FFr 2,000,000 for such year, 375,000 shares of Common Stock will be issued; if operating income exceeds FFr 2,000,000 for such year, 500,000 shares of common stock will be issued; if Nouvelle Carte's operating income is less than FFr 2,000,000 for the year ended June 30, 2001, no additional shares will be issued in respect of such year; if operating income is more than FFr 2,000,000, but less than FFr 2,500,000 for such year, 375,000 shares of common stock will be issued; and if operating income exceeds FFr 2,500,000 for such year, 500,000 shares of common stock will be issued. Accordingly, an aggregate additional 1,000,000 shares of common stock are issuable if the maximum performance targets are achieved for both years. The purchase price was negotiated between a committee of independent directors of the Company who are not affiliated with the Company's majority stockholder, and such majority stockholder, and was intended to approximate the book value of the net assets acquired.

The Board of Directors of the Company approved extending the earn-out target to a combined two-year objective rather than a year by year objective. The subsidiary did not reach the earn-out objective due to increased product costs for salmon items. The Board agreed that since Cuisine Solutions mandated that the French subsidiary use product exclusively from the Norwegian subsidiary, it affected the operating costs of the French subsidiary. Therefore, the consolidated target will remain the same but for a consolidated two-year period.

Net sales and net losses of Cuisine Solutions, Inc. and Nouvelle Carte pre-merger and post-merger were as follows:


                                                       Year Ended
                                    24-Jun                 26-Jun               27-Jun
In thousands of dollars               2000                   1999                 1998
----------------------------------------------------------------------------------------------
Net Sales:
  Pre-merger
     Cuisine Solutions, Inc.         27,176                 20,722               14,007
     Nouvelle Carte                   4,208(1)               6,770                7,122
                                   ---------              ---------            --------
                                     31,384                 27,492               21,129

Post-merger
     Nouvelle Carte                   4,426(1)                 -                    -
                                   ---------              ---------            --------
Total                                35,810                 27,492               21,129
                                   ---------              ---------            --------

Net Income (Loss):
  Pre-merger
     Cuisine Solutions, Inc.         (2,261)                  (733)              (3,121)
     Nouvelle Carte                     132(1)                  99                 (369)
                                   ---------              ---------            --------
                                     (2,129)                  (634)               (3,490)
Post-merger
     Nouvelle Carte                     149                    -                    -
                                   ---------              ---------            --------
                                     (1,980)                  (634)               (3,490)
                                   ---------              ---------            --------

(1) Unaudited


NOTE 3 - INVESTMENTS

         The Company's investments are classified as available-for-sale. These securities are carried at estimated fair value and unrealized gains and losses are reported as a separate component of stockholders' equity.
During fiscal year 2000, the Company realized losses of $195,000 on the sale of investments.

         The following is a summary of the Company's investments at June 24, 2000:

                                                                                                      ESTIMATED
                                                                       UNREALIZED                        FAIR
                                              COST               GAINS             LOSSES               VALUE
                                              ----               -----             ------               -----
U.S. Government and agencies
         Current                           $         -         $      -         $       -             $        -
         Non-current                         3,210,000                0           293,000              2,917,000
Corporate debt
         Current                                     -                -                 -                      -
         Non-current                         1,958,000                            160,000              1,798,000
                                         ------------------------------------------------------------------------
         Total investments                 $ 5,168,000         $      0        $ (453,000)             4,715,000
                                         ========================================================================

         The following is a summary of the Company's investments at June 26, 1999:


                                                                                                      ESTIMATED
                                                                       UNREALIZED                        FAIR
                                              COST               GAINS             LOSSES               VALUE
                                              ----               -----             ------               -----
U.S. Government and agencies
         Current                           $   965,000         $ 21,000         $       -             $  986,000
         Non-current                         6,019,000                0          (427,000)             5,592,000
Corporate debt
         Current                                                      0
         Non-current                         2,465,000                0          (107,000)             2,358,000
                                         ------------------------------------------------------------------------
         Total investments                 $ 9,449,000         $ 21,000        $ (534,000)             8,936,000
                                         ========================================================================

The following schedule reconciles unrealized gains (losses) to those reported for other comprehensive income as disclosed in the statement of changes in stockholder's equity and comprehensive income:

                                                     JUNE 24,            JUNE 26,
                                                      2000                 1999
Unrealized holding losses arising during the
period                                              (106,587)           (526,667)
Reclassification adjustment for net losses (gains)
included in net loss                                 166,587             (92,333)
                                                    -----------------------------
Net unrealized gain (loss)                            60,000            (619,000)
                                                    -----------------------------


NOTE 4 - INCOME TAXES


The composition of the provision for income tax benefit attributable to operations was:

                                                               -----------------------------------------------
                                                                   June 24,        June 26,       June 27,
                                                                     2000            1999           1998
                                                                     ----            ----           ----
                                                               -----------------------------------------------
Current:
  Federal                                                                     -          6,000       (310,000)
  Foreign                                                                11,000              -              -
  State                                                                       -              -              -
                                                               -----------------------------------------------
                                                                         11,000          6,000       (310,000)
                                                               -----------------------------------------------


Deferred:
                                                               -----------------------------------------------
  Federal                                                                     -              -              -
  Foreign                                                                     -              -              -
  State                                                                       -              -              -
                                                                              -              -              -
                                                               -----------------------------------------------


The differences between amounts computed by applying the statutory federal income tax rates to income from operations and the total income tax benefit applicable to operations were as follows:

                                                                                Year Ended
                                                               -----------------------------------------------
                                                                   June 24,        June 26,       June 27,
                                                                     2000            1999           1998
                                                               -----------------------------------------------

Federal tax benefit at statutory rates                                (431,000)      (247,000)    (1,167,000)
Loss from foreign operations                                          (238,000)         6,000        (70,000)
France minimum taxes                                                    11,000
                                                                                             -              -
Period effect of change in valuation allowance                          (2,000)        305,000        985,000
State income taxes                                                    (118,000)       (49,000)      (196,000)
Period effect of Foreign valuation allowance                           719,000        (34,000)       125,000
Other, net                                                              70,000         25,000         13,000
                                                               -----------------------------------------------
Total                                                                   11,000          6,000       (310,000)
                                                               -----------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of deferred tax assets are as follows:

                                                                   June 24,        June 26,
                                                                     2000            1999
                                                               --------------------------------
Deferred Tax Assets
  Net operating loss carryforward: Norway                               878,000        594,000
  Net operating loss carryforward: France                             1,486,000      2,106,000
  Net operating loss carryforward: USA                                1,871,000      1,481,000
  Inventory adjustment                                                  146,000        108,000
  Other                                                                 397,000        499,000
                                                               --------------------------------
  Total deferred tax assets                                           4,778,000      4,788,000
Less valuation allowance                                             (4,764,000)    (4,766,000)
  Net deferred tax assets                                                14,000         22,000
                                                               --------------------------------
Deferred Tax Liabilities
  Property and equipment                                                 14,000         22,000
                                                               --------------------------------
  Net deferred tax liabilities                                           14,000         22,000
                                                               --------------------------------
  Net deferred income tax                                                     -              -
                                                               --------------------------------


The net changes in total valuation allowance for the years ended June 24, 2000 and June 26, 1999 were a decrease of $2,000 and an increase of $305,000, respectively.

The net foreign operating loss carryforward can only be used to offset taxable income in the country whre the carryforward was generated. These operating loss carryforwards expire in varying amounts beginning in 2008

At June 24, 2000, the Company has net operating loss carryforwards for US federal and state income tax purposes of $4,678,000 which are available to offset future federal and state taxable income, if any, through 2013.

NOTE 5 - DEBT

         Debt, at June 24, 2000 and June 26, 1999 was as follows:

                                                                                        2000                   1999
                                                                                   PRINCIPAL              PRINCIPAL
LENDER                           DESCRIPTION             MATURITY                OUTSTANDING            OUTSTANDING
------                           -----------             --------               ------------            -----------
Den norske bank              Overdraft Facility  Six months, renewable          $  1,012,000             $  623,000
SND                          Term Loan           February 1, 2006                    151,000                234,000
Nationsbank                  Term Loan           June 2, 2002                         12,000                 18,000
Hjelmeland Kommune           Capital Lease       June 1, 2014                      1,034,000              1,205,000
CDN                          Term Loan           September 25,2003                   240,000                489,000
                                                                           ------------------     ------------------
                                                 Total                           $ 2,449,000            $ 2,569,000
                                                 Less current portion              1,313,000                734,000
                                                                           ------------------     ------------------
                                                 Non-current portion             $ 1,136,000            $ 1,835,000
                                                                           ==================     ==================


         The Company believes that the carrying values of the amounts outstanding under the above debt instruments approximate fair value.

         Borrowings under the Den norske Bank ("DnB") Overdraft Facility are limited to a percentage of inventories and receivables of the Norwegian subsidiary, up to a maximum of $1,144,000 with a floating interest rate equal to the prevailing Norwegian overnight funds rate plus two percentage points. The Den norske Bank Overdraft Facility interest rate at June 24, 2000 and June 26, 1999 was 9.6 % and 8.1%, respectively. Borrowings of $132,000 were available at June 24, 2000.

         During fiscal year 1995, the Norwegian subsidiary was not in compliance with certain of the covenants set forth by DnB. In 1996, DnB agreed to temporarily waive such covenants in exchange for certain guarantees on the part of the Company. These included a guaranty in the form of a renewable six-month stand-by letter of credit issued by the Company in the amount of $600,000, along with the subordination of a $300,000 loan from the Company to the Norwegian subsidiary. During fiscal year 1997, the stand-by letter of credit was increased to $800,000. Accordingly, DnB has agreed to maintain the overdraft facility and waive its covenant requirements for as long as the stand-by letter of credit is in effect, but it has limited borrowings up to the amount of the guaranty of $800,000.

         Statens Narings-OgDistriktutvikiingsfond ("SND"), a governmental development agency in Norway, issued to CSI Norway, an eight-year term loan that requires the Company to continue to operate its plant facility. The loan has a variable interest rate which at June 24, 2000 and June 26, 1999 was 8.0% and 6.90%, respectively, and is required to be repaid through sixteen semi-annual payments of principal and interest beginning August 1, 1996 and ending February 1, 2006.

         The Norwegian subsidiary entered into a twenty-year capital lease obligation with an initial principal amount of $1,205,000 and with quarterly payments of $36,000, including principal and interest. At the end of the lease term, ownership of the facility will transfer to the Norwegian subsidiary. The Company has issued no guarantees with respect to this lease.

         During fiscal year 1997 the Company entered into a five year term loan with Bank of America to finance the purchase of a new refrigerated truck for its US operations. The Nations Bank term loan has a stated interest rate of 8.85% and is required to be repaid through monthly payments of principal and interest beginning June 2, 1997 to June 2, 2002.

Debt maturities during the next five fiscal years on an aggregate basis at June 24, 2000 were as follows:

2001:         $1,313,000
2002:            293,000
2003:            284,000
2004:            195,000
2005:            164,000

The total debt balance thereafter is $200,000.

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

NOTE 7 - EMPLOYEE BENEFITS

         The Company sponsors a qualified employee savings plan under which employees who meet certain minimum age and service requirements are eligible to participate. The Company matches one-third of the first 6% of eligible employees' voluntary contributions to the plan. The Company expensed $22,235, $17,566 and $20,000 in fiscal years 2000, 1999 and 1998, respectively, for contributions to the savings and profit sharing plan.

         In fiscal year 1994, the Company implemented a non-qualified employee savings plan under which senior management employees are eligible to participate. The Company matches one-third of the first 6% of eligible employees' voluntary contributions to the plan. The Company's matching contribution is limited to 6% of the combined contributions into both the qualified and the non-qualified plan. The Company expensed $ 21,995, $17,558, and $34,000 for fiscal year 2000, 1999 and 1998, respectively.

         The Company expensed $ 75,800, $69,350 and $42,000 for a separate health and retirement plan for the president of the Company and two other key employees in fiscal year 2000, 1999 and 1998 respectively

         During fiscal year 1993, the Company established, upon stockholder approval, the 1992 Stock Option Plan which provides for up to 300,000 shares of the Company's Common Stock to be made available to employees at various prices as established by the Board of Directors at the date of grant. During fiscal year 1997 the Company amended its 1992 Stock Option Plan to increase the number of shares in its plan from 300,000 to 1,300,000. During fiscal year 1997, the Company granted to employees 951,460 options under the 1992 Stock Option Plan. During fiscal year 1998 the Company amended its 1992 Stock Option Plan to increase the number of shares in its plan from 1,300,000 to 1,753,000 upon majority shareholder approval. During fiscal year 1998 the Company granted to employees 110,000 options under the 1992 Stock Option Plan. During fiscal year 1999 the Company granted to employees 530,000 options under the 1992 Stock Option Plan. The exercise price of options granted was equal to the market price at the date of grant.

During fiscal year 2000, the Company adopted the 1999 stock option plan that which provides for up to 2,600,000 shares of the Company's Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. During 2000, the Company granted to employees and directors, 817,500 options under the 1992 and 1999 plans.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998 as follows:


                                         ---------------------------------------------------------
                                                June 24,             June 26,            June 27,
                                                    2000                 1999                1998
                                                    ----                 ----                ----
Expected dividend yield                                                                         -
                                                       -                    -
Risk-free interest rate                             6.1%                 4.7%                5.1%
Expected life (in years)                                                                        6
                                                       6                    6
Expected volatility                                  70%                  66%                 33%

         The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan in the financial statements. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement 123, the Company's Loss and Loss per share would have been Increased to the pro forma amounts indicated below:

                                                         June 24,          June 26,              June 27,
                                                             2000              1999                  1998
                                                             ----              ----                  ----
Net loss:
                                 As reported        $( 1,980,000)      $  (634,000)        $  (3,490,000)
                                   Pro forma      $(   2,138,000)      $  (789,000)        $  (3,678,000)

Net loss per share:
                                 As reported            $  (0.13)      $     (0.04)        $       (0.23)
                                   Pro forma            $  (0.14)      $     (0.05)        $       (0.24)



                                                2000                            1999                           1998
                                   -------------------------------  -----------------------------  -------------------------------
                                                  WEIGHTED-AVERAGE               WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
FIXED OPTIONS                            SHARES    EXERCISE PRICE       SHARES    EXERCISE PRICE       SHARES      EXERCISE PRICE
-------------                            ------    --------------       ------    --------------       ------      --------------
OUTSTANDING AT BEGINNING OF YEAR        1,585,000       1.33           1,335,210      1.63             1,282,710        1.73
GRANTED                                   817,500       1.13             530,000      0.66               110,000        1.06
EXERCISED                                       -          -                   -         -                     -           -
FORFEITED
                                          (5,000)       0.66           (280,210)      1.48              (57,500)        2.98
                                   ---------------                  -------------                  --------------
OUTSTANDING AT END OF YEAR              2,397,500       1.26           1,585,000      1.33             1,335,210        1.63
                                   ===============                  =============                  ==============

OPTIONS EXERCISABLE AT YEAR-END         1,520,000                        894,750                         662,970
WEIGHTED-AVERAGE FAIR VALUE OF
   OPTIONS GRANTED DURING THE YEAR       $   0.91                        $  0.50                         $  0.44



TOTAL OPTION LIFE                              10                             10                              10
% EXERCISABLE                                 63%                            56%                             50%
AVERAGE YEARS EXERCISABLE
                                                2                              2                               2
AVERAGE REMAINING CONTRACTUAL LIFE
                                                8                              8                               8


THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 24, 2000:

                                              Stock Options Outstanding                         Stock Options Exercisable
                                              -------------------------                         -------------------------
                                      Number       Weighted-Average                                Number
                                    Outstanding        Remaining       Weighted-Avg             Exercisable       Weighted-Avg
RANGE OF EXERCISE PRICES            at 6/24/00     Contractual Life   Exercise Price             at 6/24/00      Exercise Price
------------------------            ----------     ----------------   --------------             ----------      --------------
   $0.6562 TO $1.030                 475,000             8.33            $  0.66                  237,500           $  0.66
     $1.031 TO $1.37                 925,000             9.17            $  1.11                  285,000           $  1.11
      $1.38 TO $1.50                 770,000             6.91            $  1.38                  770,000           $  1.38
      $1.51 TO $2.00                  77,000             0.93            $  1.75                   77,000           $  1.75
      $2.01 TO $2.50                  41,500             2.69            $  2.38                   41,500           $  2.38
      $3.01 TO $3.50                  67,000             4.86            $  3.38                   67,000           $  3.38
      $3.51 TO $4.00                  42,000             3.51            $  3.94                   42,000           $  3.94


THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 26, 1999:

                                              Stock Options Outstanding                         Stock Options Exercisable
                                              -------------------------                         -------------------------
                                      Number       Weighted-Average                                Number
                                    Outstanding        Remaining       Weighted-Avg             Exercisable       Weighted-Avg
RANGE OF EXERCISE PRICES            at 6/26/99     Contractual Life   Exercise Price             at 6/26/99      Exercise Price
------------------------            ----------     ----------------   --------------             ----------      --------------
  $0.6562 TO $1.030                  480,000             9.33            $  0.66                  120,000           $  0.66
    $1.031 TO $1.37                  107,500             8.36            $  1.06                   53,750           $  1.06
     $1.38 TO $1.50                  770,000             7.91            $  1.38                  493,500           $  1.38
     $1.51 TO $2.00                   77,000             1.92            $  1.75                   77,000           $  1.75
     $2.01 TO $2.50                   41,500             3.82            $  2.38                   41,500           $  2.38
     $3.01 TO $3.50                   67,000             5.86            $  3.38                   67,000           $  3.38
     $3.51 TO $4.00                   42,000             4.51            $  3.94                   42,000           $  3.94


THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 27, 1998:

                                              Stock Options Outstanding                         Stock Options Exercisable
                                              -------------------------                         -------------------------
                                      Number       Weighted-Average                                Number
                                    Outstanding        Remaining       Weighted-Avg             Exercisable       Weighted-Avg
RANGE OF EXERCISE PRICES            at 6/27/98     Contractual Life   Exercise Price             at 6/27/98      Exercise Price
------------------------            ----------     ----------------   --------------             ----------      --------------
   $1.031 TO $1.37                   110,000             9.35            $  1.06                   27,500           $  1.06
    $1.38 TO $1.50                   950,960             8.91            $  1.38                  375,282           $  1.38
    $1.51 TO $2.00                    92,000             2.82            $  1.75                   92,000           $  1.75
    $2.01 TO $2.50                    50,250             5.08            $  2.38                   43,063           $  2.38
    $3.01 TO $3.50                    78,000             6.88            $  3.37                   71,125           $  3.39
    $3.51 TO $4.00                    54,000             5.54            $  3.95                   54,000           $  3.95






NOTE 8 - COMMITMENTS

         The Company leases office and plant space under operating leases, which expire on various dates through 2003. Certain leases provide for escalations in rent based upon increases in the lessor's annual operating costs or the consumer price index. Future minimum lease payments under these agreements at June 24, 2000 were as follows:


Fiscal Year
        2001                   $ 397,000
        2002                     310,000
        2003                     248,000
        2004                           -
        2005                           -
                         ----------------
                                $955,000
                         ================

On September 1, 2000, the Company entered into a new lease for their corporate office space. This new lease has a commitment of $538,000 to be paid over the lease term which expires in fiscal year 2004.

Rent expense for operations approximated $342,000, $325,000 and $424,000 for fiscal years 2000, 1999 and 1998, respectively. The Company is investigating options for a new manufacturing facility and does not plan to renew the lease beyond 2003.


NOTE 9 - TRANSACTIONS WITH RELATED PARTIES

         During fiscal year 1998 the Company issued an officer loan in the amount of $375,000. The loan of $375,000 was combined with the loan this officer had outstanding in the amount of $45,000 at the end of fiscal year 1997. The revised loan amount of $420,000 bears interest of at 6.5% per annum and is payable on October 1, 2002 and is collateralized by the officer's home. Payments on the loan will be derived from the equity proceeds from the sale of the officers first residence, a portion of future annual bonuses to be paid to the officer by the Company as negotiated. All outstanding balances of the note, including principal and interest accrued thereon, shall become payable in full on October 1, 2002. At the end of fiscal year 2000 the officer sold his first residence and applied the net proceeds of $26,000 from the sale of the residence as payment towards the loan. $394,000 of the loan was outstanding at June 24, 2000.

         During fiscal year 1999 the Company issued an officer a loan in the amount of $55,000. The loan of $55,000 was collateralized by the officer's primary residence and bears interest of 6.5% per annum. The note was established as part of a relocation agreement and payment of the note is payable from the net equity proceeds on the sale of the collateralized property and shall be deemed payable in full within two years from the date of the note. During fiscal 1999, the property was sold and $23,000 received leaving a balance of $32,000 at June 26, 1999. During fiscal 2000, an additional $20,000 was received and subsequent to fiscal 2000, the principal balance plus accrued interest was paid in full.

During fiscal 1999 a loan of $85,000 was issued to a key employee and is collateralized by the employee's home. The note bears interest at 6.6% per annum and payment of the note is due and payable in full five years from the date of the loan, or six months after the employee's termination whichever comes first. During fiscal year 2000, $20,000 was received for principle and interest. Subsequent to fiscal 2000, an additional $20,000 was received and applied toward principal and interest.

         The Board of Directors agreed to pay one of its Directors a $15,000 annual fee less the amount of consulting fees paid to the member during the fiscal year for services provided on behalf of the Company's Technology Committee. The board member provides engineering consulting services to the Company through the member's own company at his normal billing rates.

The Company receives consulting services under an agreement with Food Investors Corporation ("FIC"), which is majority owned by the Secria Europe, S.A. Food Research Corporation ("FRC"), the majority owner of Cuisine Solutions common shares, is also owned by Secria Europe, S.A. Pursuant to the consulting agreement, FIC provides services related to management, planning, strategy development and pursing worldwide interests of the Company. This agreement is renewable annually. The amount paid by the Company to FIC in fiscal years 2000,1999 and 1998 was $144,000 per year.

Effective April 1998 the position of Vice President, Culinary Sales was eliminated. The Vice President was employed with the Company for over twenty years in senior positions, was given a three year guaranteed severance package in the amount of $322,000. The remaining liability for this severance package at June 24, 2000 is $94,000.

During fiscal 1999, the Company became a partner in a limited liability company with a Brazilian partner, Sanoli Indsutria E Commercio Alimentacao Ltda, which will build a manufacturing facility and market product in the Mercusor market. The Company contributed technology to the partnership in lieu of a cash contribution. The partnership performs management services to assist with the design and construction of the manufacturing facility as well as ongoing management service for operations, research and development, marketing and administrative support. Accounts receivable related to this partnership totaling $357,000 at June 24, 2000 is recorded in other assets.


NOTE 10 - SALES TO MAJOR CUSTOMERS

         Due to the decentralized purchase decision process of customers within the Foodservice channel, management does not believe any single customer creates a dependency relationship.

         The On Board Services channel has sales to two airline catering companies that represent approximately 22.7% of total Company sales in fiscal 2000 and the same two caterers accounted for 19.2% of total Company sales during fiscal 1999.One of the two caterers account for 16.7% of total Company sales in fiscal 2000 and 12.3% in fiscal 1999.

         Foreign sales accounted for approximately 32.4%, 38.1%, and 40.6% of total sales in fiscal years 2000, 1999 and 1998, respectively.
         .

NOTE 11 - LITIGATION

         The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts, which it may be required to pay by reason thereof, will have a material effect on the Company's financial position or results of operations.

                                                                    SCHEDULE II

                             CUISINE SOLUTIONS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                          Additions
                                                                ---------------------------
                                                Balance at           Charged to  Charged to                            Balance
                                                 Beginning            Costs and     Other                              at End
                                                 of Period             Expenses    Accounts          Deductions       of Period
                                           ---------------      ---------------    --------   -----------------       ---------


 Year ended June 27, 1998
  Allowance for doubtful accounts          $            -       $            -                $               -     $          -
                                            =============        =============                 ================      ===========

  Provision for losses on unit closings            72,000                    -                                -           72,000
                                            =============        =============                 ================      ===========

  Allowance for obsolete inventory                 98,000              163,000                                -          261,000
                                            =============        =============                  ===============      ===========

Year ended June 26, 1999
  Allowance for doubtful accounts          $            -       $     61,000 -                 $              -     $    61,000-
                                            =============        =============                  ===============      ===========

  Provision for losses on unit closings            72,000                    -                      72,000  (1)
                                            =============        =============                  ===============      ===========

  Allowance for obsolete inventory                261,000                                           193,000 (2)           68,000
                                            =============        =============                  ===============      ===========

Year ended June 24, 2000
  Allowance for doubtful accounts          $     61,000--       $     59,000 -                 $       58,000 -     $    62,000-
                                            =============        =============                  ===============      ===========

 Allowance for obsolete inventory                  69,000                                           119,000 (2)          188,000
                                            =============        =============                  ===============      ===========



(1)  Recovery of  reserves associated with the former Bakery Division.

(2)  Additional reserves for obsolete inventory




35