Form 10-Q
period 2000-09-16
CUISINE SOLUTIONS INC
filed 2000-10-31
CIK 737602

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     SEPTEMBER 16, 2000
                                               ----------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    --------------

                         Commission File Number        0-12800
                                               ---------------
                             CUISINE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 52-0948383
                --------                                 ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
                         incorporation or organization)

               85 S BRAGG STREET, SUITE 600, ALEXANDRIA, VA 22312
               (Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 24, 2000.

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

                             CUISINE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                          ----------------------------------------
                                                                                                Sep. 16,             June 24,
                                                                                                  2000                 2000
                                                                                          -------------------   ------------------
ASSETS
Current Assets
  Cash and cash equivalents                                                               $                -    $         948,000
  Accounts receivable, trade                                                                       5,227,000            5,861,000
 Inventory                                                                                         6,284,000            5,183,000
 Prepaid expenses and other assets                                                                   846,000               59,000
 Current portion of notes receivable, related party                                                   12,000              236,000
 Other current assets                                                                                681,000              640,000
                                                                                          -------------------   ------------------
   TOTAL CURRENT ASSETS                                                                           13,050,000           12,927,000

Investments, noncurrent                                                                            4,333,000            4,715,000
Fixed assets, net                                                                                  5,299,000            5,362,000
Note receivable, officer and related party, including accrued interest, less current
   portion                                                                                           463,000              463,000
Other assets                                                                                         889,000              890,000
                                                                                          -------------------   ------------------
   TOTAL ASSETS                                                                           $       24,034,000    $      24,357,000
                                                                                          ===================   ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Cash Overdraft                                                                          $          184,000    $               -
  Current portion of long-term debt                                                                1,377,000            1,313,000
  Accounts payable and accrued expenses                                                            3,189,000            3,385,000
  Accrued payroll and related liabilities                                                            909,000            1,100,000
  Other accrued taxes                                                                                  3,000                9,000
                                                                                          -------------------   ------------------
     Total current liabilities                                                                     5,662,000            5,807,000

Long-term debt, less current portion                                                               1,359,000            1,136,000
Other liabilities                                                                                     19,000               22,000
                                                                                          -------------------   ------------------
    Total liabilities                                                                              7,040,000            6,965,000
                                                                                          -------------------   ------------------
Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares authorized, 15,578,620 shares issued and 14,755,838
    outstanding at September 16, 2000 and June 24, 2000 respectively.                                156,000              156,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                                            -                    -
 Additional paid-in capital                                                                       28,276,000           28,276,000
Accumulated deficit                                                                               (8,677,000)          (8,506,000)
Accumulated Other Comprehensive Income
 Unrealized losses on debt and equity investments                                                   (307,000)            (453,000)
 Cumulative translation adjustment                                                                  (407,000)             (34,000)
 Treasury stock, at cost (822,782
  at Sep 16, 2000 and June 24, 2000 respectively)                                                 (2,047,000)          (2,047,000)
                                                                                          -------------------   ------------------
    Total stockholders' equity                                                                    16,994,000           17,392,000
                                                                                          -------------------   ------------------
Commitments and contingencies
                                                                                          -------------------   ------------------
  Total liabilities and stockholders' equity                                              $       24,034,000    $      24,357,000
                                                                                          ===================   ==================


See accompanying notes to consolidated financial statements.

                             CUISINE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      ------------------------------------------
                                                                    FIRST QUARTER
                                                      ------------------------------------------
                                                                  TWELVE WEEKS ENDED
                                                      ------------------------------------------
                                                            Sep 16,                 Sep 18,
                                                             2000                    1999
                                                      ------------------      ------------------
NET SALES                                                    $8,343,000              $7,730,000
COST OF GOODS SOLD                                            6,363,000               5,721,000
                                                      ------------------------------------------
    GROSS MARGIN                                              1,980,000               2,009,000

SELLING AND ADMINISTRATION                                    2,046,000               1,984,000
DEPRECIATION AND AMORTIZATION                                    95,000                 109,000
                                                      ------------------------------------------
    LOSS FROM OPERATIONS                                       (161,000)                (84,000)
                                                      ------------------------------------------

NONOPERATING INCOME (EXPENSE)
    INVESTMENT INCOME                                            62,000                 142,000
    INTEREST EXPENSE                                            (40,000)                (47,000)
    OTHER INCOME                                                (32,000)                (10,000)
                                                      ------------------------------------------
        TOTAL  NONOPERATING (EXPENSE) INCOME                    (10,000)                 85,000
                                                      ------------------------------------------


(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAX                (171,000)                  1,000
PROVISION FOR INCOME TAX BENEFIT (EXPENSE)                            -                       -
                                                      ------------------------------------------


                                                      ------------------------------------------
NET (LOSS) INCOME                                              (171,000)                  1,000
                                                      ==========================================


BASIC AND DILUTED NET (LOSS) INCOME PER SHARE                    ($0.01)                  $0.00


WEIGHTED AVERAGE SHARES OUTSTANDING                          14,762,761              15,125,430
                                                      ==========================================



See accompanying notes to consolidated financial statements.

                             CUISINE SOLUTIONS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                       Retained
                                                                  Additional           Earnings           Cumulative
                                                Common             Paid-In           (Accumulated        Translation
                                                 Stock             Capital             Deficit)           Adjustment
                                           ------------------  -----------------  -------------------   ---------------

                                           ------------------  -----------------  -------------------   ---------------
BALANCE, JUNE 24, 2000                     $         156,000   $     28,276,000   $       (8,506,000)   $      (34,000)
                                           ==================  =================  ===================   ===============

   FIRST QUARTER 2000 NET LOSS                                                              (171,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND
   EQUITY INVESTMENTS
   TRANSLATION ADJUSTMENT                                                     -                               (373,000)
   OTHER COMPREHENSIVE INCOME/(LOSS)
COMPREHENSIVE INCOME/(LOSS)

 TREASURY SHARES PURCHASES
                                           ------------------  -----------------  -------------------   ---------------
BALANCE, SEPTEMBER 16, 2000                $         156,000   $     28,276,000   $       (8,677,000)   $     (407,000)
                                           ==================  =================  ===================   ===============

                                                                                     Note Receivable
                                            Unrealized Gains                          From Majority
                                            (Losses) on Debt                          Shareholder,           Total
                                              and Equity             Treasury           Including        Stockholders'
                                              Investments             Stock         Accrued Interest         Equity
                                           --------------------  -----------------  ------------------  -----------------

                                           ------------------    -----------------  ------------------  -----------------
BALANCE, JUNE 24, 2000                     $        (453,000)    $     (2,047,000)  $               -   $     17,392,000
                                           ==================    =================  ==================  =================

   FIRST QUARTER 2000 NET LOSS                                                                                  (171,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND                                                 -                                      -
   EQUITY INVESTMENTS                                146,000                                                     146,000
   TRANSLATION ADJUSTMENT                                                                                       (373,000)
   OTHER COMPREHENSIVE INCOME/(LOSS)                                                                            (227,000)
                                                                                                        -----------------
COMPREHENSIVE INCOME/(LOSS)                                                                                     (398,000)
                                                                                                                       -
 TREASURY SHARES PURCHASES                                                                                             -
                                           ------------------    -----------------  ------------------  -----------------
BALANCE, SEPTEMBER 16, 2000                $        (307,000)    $     (2,047,000)  $               -   $     16,994,000
                                           ==================    =================  ==================  =================

                             CUISINE SOLUTIONS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                       Retained
                                                                  Additional           Earnings           Cumulative
                                                Common             Paid-In           (Accumulated        Translation
                                                 Stock             Capital             Deficit)           Adjustment
                                           ------------------  -----------------  -------------------   ---------------

                                           ------------------  -----------------  -------------------   ---------------
BALANCE, JUNE 26,1999                      $         156,000   $     28,276,000   $       (6,526,000)   $      (34,000)
                                           ==================  =================  ===================   ===============

   FIRST QUARTER 1999 NET LOSS                                                                 1,000
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND
   EQUITY INVESTMENTS
   TRANSLATION ADJUSTMENT                                                     -                                 24,000
   OTHER COMPREHENSIVE INCOME/(LOSS)
COMPREHENSIVE INCOME/(LOSS)

 TREASURY SHARES PURCHASES
                                           ------------------  -----------------  -------------------   ---------------
BALANCE, SEPTEMBER 18, 1999                $         156,000   $     28,276,000   $       (6,525,000)   $      (10,000)
                                           ==================  =================  ===================   ===============

                                                                                     Note Receivable
                                            Unrealized Gains                          From Majority
                                            (Losses) on Debt                          Shareholder,           Total
                                              and Equity             Treasury           Including        Stockholders'
                                              Investments             Stock         Accrued Interest         Equity
                                           --------------------  -----------------  ------------------  -----------------

                                           ------------------    -----------------  ------------------  -----------------
BALANCE, JUNE 26,1999                      $        (513,000)    $     (2,017,000)  $               -   $     19,342,000
                                           ==================    =================  ==================  =================

   FIRST QUARTER 1999 NET LOSS                                                                                     1,000
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND                                                  -                                     -
   EQUITY INVESTMENTS                                 33,000                                                      33,000
   TRANSLATION ADJUSTMENT                                                                                         24,000
   OTHER COMPREHENSIVE INCOME/(LOSS)                                                                              57,000
                                                                                                        -----------------
COMPREHENSIVE INCOME/(LOSS)                                                                                       58,000
                                                                                                                       -
 TREASURY SHARES PURCHASES                                                (30,000)                               (30,000)
                                           ------------------    -----------------  ------------------  -----------------
BALANCE, SEPTEMBER 18, 1999                $        (480,000)    $     (2,047,000)  $               -   $     19,370,000
                                           ==================    =================  ==================  =================

F-6 (2)

                            CUISINE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     --------------------------------------------
                                                                                                       Year to date
                                                                                                    Twelve weeks ended
                                                                                        Sep. 16,                     Sep 18,
                                                                                          2000                        1999
                                                                                     ----------------            ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income                                                                    $      (171,000)            $         1,000
Adjustments to reconcile net loss to
  net cash (used in ) provided by operating activities
    Depreciation and amortization                                                            293,000                     255,000
    Loss on sale of investments                                                               37,000                           -
    Change in cumulative translation adjustment                                             (373,000)                     24,000
    Changes in assets and liabilities, net of
     effects of discontinued operations and non-cash transactions:
       Decrease (Increase) in accounts receivable trade, net                                 634,000                    (479,000)
       Increase in inventory                                                              (1,101,000)                   (930,000)
       Increase in prepaid expenses and other assets                                        (787,000)                    (30,000)
       Decrease in notes receivable, related party                                           224,000                           -
       Increase in other assets                                                              (40,000)                   (456,000)
       Increase (Decrease) in accounts payable and accrued expenses                         (196,000)                    174,000
       Decrease in accrued payroll and related liabilities                                  (191,000)                    (13,000)
       (Decrease) Increase in other liabilities                                               (3,000)                     18,000
       Decrease in other accrued taxes                                                        (6,000)                    (32,000)
                                                                                     ----------------            ----------------
  Net cash used in operating activities                                                   (1,680,000)                 (1,468,000)
                                                                                     ----------------            ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments                                                                       491,000                     481,000
   Capital expenditures                                                                     (230,000)                   (163,000)
   Purchase of Treasury Stock                                                                      -                     (30,000)
                                                                                     ----------------            ----------------
  Net cash provided by investing activities                                                  261,000                     288,000
                                                                                     ----------------            ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                                          287,000                     134,000
  Reductions of debt                                                                               -                    (584,000)
                                                                                     ----------------            ----------------
      Net cash used in financing activities                                                  287,000                    (450,000)
                                                                                     ----------------            ----------------

      Net decrease                                                                        (1,132,000)                 (1,630,000)
      Cash and cash equivalents, beginning of period                                         948,000                   1,866,000
                                                                                     ----------------            ----------------

CASH AND CASH EQUIVALENTS,(OVERDRAFT) END OF PERIOD                                  $      (184,000)            $       236,000
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

2)     Fiscal Periods

       The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters, of fiscal years 2001 and 2000 contain 12 weeks, and the third quarter contains 16 weeks. Cuisine Solutions France, acquired by Cuisine Solutions during fiscal year 2000, used twelve-month calendar accounting periods during fiscal year 1999 and changed to Cuisine Solutions accounting periods effective with period 8 of fiscal year 2000. Cuisine Solutions consolidated statements for fiscal year 2001 included three four week periods of activity for the first quarter for each of the subsidiaries, while fiscal year 2000 included three months, July-September, of activity for Cuisine Solutions France and three four week periods for the other subsidiaries.

3)     Inventory

       Inventories are valued at the lower of cost, determined by the first-in, first-out method (FIFO), or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

       Inventory consists of:

                                               Sept 16,       Jun. 24,
                                                 2000           2000
------------------------------------------------------------------------
Raw materials                                $  1,179,000   $ 1,424,000

Frozen product & other finished goods           5,086,000     3,575,000

Packing materials & supplies                      288,000       372,000
                                             ---------------------------

                                                6,553,000     5,439,000

Less obsolescence reserve                        (269,000)     (188,000)
                                             ---------------------------
                                             $  6,284,000   $ 5,183,000
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

6)     Transaction with Related Party

       Effective December 16, 1999, in connection with the acquisition of Nouvelle Carte, a manufacturer of prepared food products located in Louviers, France, the Company issued 1,500,000 unregistered shares of the Company's Common Stock to Food Research Corporation, the majority shareholder of the Company. The shares were issued in exchange for all the issued and outstanding equity interest in NOUVELLE CARTE FRANCE pursuant to agreements dated as of October 29, 1999. Pursuant to the Agreement, the Company also agreed to issue additional Common Stock in an amount to be determined based upon Nouvelle Carte's operating performance for the two years ending June 30, 2001. The additional consideration to be paid will be determined as follows: if Nouvelle Carte's operating income is less than FFr 1,500,000 for the year ended June 30, 2000, no additional shares will be issued in respect of such year; if operating income is more than FFr 1,500,000, but less than FFr 2,000,000 for such year, 375,000 shares of Common Stock will be issued; if operating income exceeds FFr 2,000,000 for such year, 500,000 shares of Common Stock will be issued; if Nouvelle Carte's operating income is less than FFr 2,000,000 for the year ended June 30, 2001, no additional shares will be issued in respect of such year; if operating income is more than FFr 2,000,000, but less than FFr 2,500,000 for such year, 375,000 shares of Common Stock will be issued; and if operating income exceeds FFr 2,500,000 for such year, 500,000 shares of Common Stock will be issued. Accordingly, an aggregate additional 1,000,000 shares of Common Stock are issuable if the maximum performance targets are achieved for both years. The purchase price was negotiated between a committee of independent directors of the Company who are not affiliated with the Company's majority stockholder, and such majority stockholder, and was intended to approximate the book value of the net assets acquired.

       The Board of Directors of the Company approved extending the earn-out target to a combined two-year objective rather than a year by year objective. The subsidiary DID NOT REACH THE EARN-OUT OBJECTIVE FOR FISCAL YEAR 2000 due to increased product costs for salmon items. The Board agreed that since Cuisine Solutions mandated that the French subsidiary use product exclusively from the Norwegian subsidiary, it affected the operating costs of the French subsidiary. Therefore, the consolidated target will remain the same but for a consolidated two-year period.

7)     Restatements

       During fiscal year 2000, the Company acquired the French sous vide manufacturer Nouvelle Carte France. Nouvelle Carte was owned by the majority shareholder, Food Research Corporation, and therefore, the acquisition was accounted for in a manner similar to the pooling of interest method. All financial statements have been restated to include the operating results of Nouvelle Carte France according to the rules for pooling of interest.

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

       The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the effect of all outstanding stock options for the three periods ended September 16, 2000 and September 18, 1999. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive. The Company's common equivalent shares consists of stock options. The weighted average number of shares outstanding related to stock options for fiscal 2000 were 1,520,000. These options were not included in the calculation because they are anti-diluted.

       The following table sets forth the computation of basic and diluted earnings (loss) per common share:

Three Periods Ended September 16, 2000 and September 18, 1999:
                                                                  SEP.16,       SEP 18,
BASIC EARNINGS  PER SHARE COMPUTATION:                               2000          1999
--------------------------------------                               ----          ----
Numerator:
Net (loss) income                                              $(171,000)        $1,000

Denominator:
Weighted-average common shares                                 14,762,761    15,125,430

Basic earnings per share                                          $(0.01)       $(0.00)

DILUTED EARNINGS PER SHARE COMPUTATION:
---------------------------------------
Numerator:
Net income                                                     $(171,000)        $1,000

Denominator:
Weighted-average common shares                                 14,762,761    15,125,430

Diluted earnings per share                                        $(0.01)       $(0.00)

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

RESULTS OF OPERATIONS

       Cuisine Solutions, Inc. reported a net loss of $171,000 for the first quarter of fiscal 2001 compared to a net income of $1,000 a year ago. The increase in the loss was due to increased cost of salmon products from the previous year and decreased non-operating income due to realized losses from the sale of investments and lower interest income due to decreased investment balances. The increase in salmon costs were off-set by higher sales resulting in loss from operations for the first quarter of fiscal 2001 of $161,000 compared to previous years first quarter loss of $84,000. Management anticipates decreases in the cost of salmon for the second quarter of fiscal 2001.


NET SALES

       First quarter 2001 revenue of $8,343,000 increased by 7.9% compared to previous years' first quarter revenue of $7,730,000. The increase is due to continued strong demand from the airlines and growing demand from the hotel/banquet channel and European retail sales.


                                      Q1 FISCAL 2001         Q1 FISCAL 2000        $CHANGE            %CHANGE
                                     ---------------       ----------------       --------           --------
 USA                                    $     5,899,000      $     4,870,000      $   1,029,000         21.1%
 Norway                                         479,000            1,135,000          (656,000)       (57.8%)
 France                                       1,965,000            1,725,000            240,000         13.9%

                                     ------------------------------------------------------------------------
Total Product Sales Revenue             $     8,343,000      $     7,730,000      $     613,000          7.9%
                                     ========================================================================


USA SALES

       First quarter fiscal 2001 sales to the Lodging / Food service channel totaled $1,650,000 versus previous years total of $1,475,000 an increase of $ 175,000 or 11.9%. The lodging/food service sales channel has a wide customer base with many banquet /meal providers. The increase in lodging sales has been consistent and steady with large event catering providing the majority of the sales increase. These large events include large city convention centers, Florida vacation resorts, casinos and sporting events. The most recent addition involves Cuisine Solutions product added to the restaurant menu of a large hotel chain. Sales via this channel are expected to accelerate during the second quarter as the restaurant menu program is rolled out to the numerous hotel locations. The lodging/food service sales channel continues to provide the Company with steady growth and superior gross margin potential. Customers in this market place high value on the labor savings, quality, consistency, safety and availability. Gross margins without distribution costs on sales to this channel were approximately 36.4% during the first quarter of fiscal 2001. Management can continue to improve this margin through management of the product mix and cost reduction, but will reap the most benefit through improvements in distribution management and related costs.

       Fiscal 2001 first quarter sales to the On Board services channel increased 24% in the USA to $3,720,000 from $2,998,000 in the previous year through penetration and progressive development into existing accounts as well as new accounts. The On Board Services channel has developed business relationships with most of the major US airlines and is working on building these relationships through continued value and service. Cuisine Solutions is becoming a "known" and popular quality supplier in the industry. This icon is important to management since the current sales and marketing program as well as the Company name has only been in the market place for less than three years. The On Board Service sales channel also manages sales activity to passenger rail services. Passenger rail service programs involve developing products and sales programs designed for targeted passenger rail lines.

       Management believes the Company will reach its market potential to this customer group in fiscal 2001 of approximate sales objectives of $2,500,000 to $3,000,000.

       While airline and railway sales continue to increase through the execution of strategic marketing plans, the On Board Service team has continued efforts to provide meal solutions to harbor cruise lines. During the first quarter of fiscal 2001, sales to this customer group were over $400,000.

       Cuisine Solutions has also initiated a strategic effort to penetrate the USA Retail channel by marketing pre-prepared product to the In-Store Deli segment of the USA retail business. Cuisine Solutions restaurant quality product and unique product line will allow large supermarkets to provide high-end, pre-prepared product to be sold directly to consumers for home consumption. Cuisine Solutions has already conducted live store tests during the first quarter of fiscal 2001 and plans to roll out the tests to additional stores during the second quarter of fiscal 2001. Management intends to obtain feedback on consumer acceptance, product pricing and store reaction to marketing programs developed by Cuisine Solutions experienced Retail Management. Cuisine Solutions initiated this retail effort due to the significant sales volume opportunity and the low cost to pursue this opportunity. Cuisine Solutions plans to control costs by use existing product lines and has targeted the in-store deli market since it does not involve brand marketing, slotting fees, packaging development and direct consumer marketing. Advantages to the supermarkets include easy handling, low shrink, high dollar rings and upscale products lines without the upscale price. The sous vide product line produced at Cuisine Solutions does not contain chemicals and preservatives since the sous vide process does not require preservatives, but also delivers a shelf life of eighteen months on most sous vide products. Management believes the unique product line, "clean" ingredient statement and long shelf life provides Cuisine Solutions with an extremely competitive advantage to address the in-store deli, home meal programs. Sales to retail customers totaled $102,000 for the first quarter of fiscal 2001, a decrease of $17,000 from the previous year. Fiscal 2001 retail sales were driven by new customer sales while previous years sales were not repeated by the same customers largely due to lack of follow up programs and service since retail was not a focus at that time.

       Sales to military accounts increased 138% in fiscal 2001 to $279,000 from $117,000 in fiscal 2001. The Company has increased its management of military selling in order to explore the opportunity of larger volume sales with a limited product line. All Cuisine Solutions sales to the military are through brokers and distributors.

       Other miscellaneous sales amounted to $148,000 in the first quarter of fiscal 2001, down from $160,000 in fiscal 2000. The miscellaneous sales category includes smaller unit sales to catalog companies and product sales to small restaurant accounts.

       The USA did not receive any revenues from management services during the first quarter of fiscal 2001.

NORWAY SALES

       The majority of Norwegian sales, approximately 77.2%, are inter-company sales to the USA and France. During the first quarter of fiscal 2001, total Norwegian sales volume increased 18.3% to 17,479,000 Norwegian kroner in the first quarter of fiscal 2001 from 14,771,000 Norwegian kroner during the first quarter of fiscal 2000. The sales amount converted to US dollars amounted to $1,967,000 in the first quarter of fiscal 2001 and $1,882,000 during the first quarter of fiscal 2000 before the elimination of inter-company balances. The US dollar increase of 4.5% is lower than the true volume increase due to the increased value of the US dollar versus the Norwegian currency from fiscal 2000 to fiscal 2001. The Sales to Europe from Norway represent product shipments sent directly to customers and billed directly by the Norwegian subsidiary. These direct sales account for approximately 7% of total Norwegian sales.


FRANCE SALES

       Cuisine Solutions France sales in French francs were FRF 14,095,000 versus previous years first quarter sales of FRF 10,804,000, an increase of approximately 30%. The US dollars conversion for these sales were $1,965,000 for the first quarter of fiscal 2001 and $1,725,000 for the first quarter of fiscal 2000, an increase of approximately 14%. The difference in sales growth rates is due to the increased value of the US dollar from fiscal year 2000 to fiscal year 2001. The composition of sales in France for the first quarter of fiscal 2001 were approximately 30% Foodservice, 21% On Board Services and 49% Retail. The largest dollar growth came from the retail sales channel whose sales are driven by the demand of a private label product line produced for a large global retailer with current distribution limited to the French market.


BRAZIL

       No management revenues were earned during the first quarter of fiscal
2001.

                                                                              QUARTER ENDED
                                                                         -----------------------
                                                                         SEP. 16,       SEP. 18,
                                                                          2000           1999
                                                                          ----           ----
                                                                        (dollars in thousands)
Net sales..............................................................$  8,343       $   7,730
Gross margin percentage    .............................................  23.7%            26.0%

Loss from operations                                                  $   (161)             (84)

       Gross margins decreased in the USA and France due to increased prices of salmon from Norway and continued losses from the Norwegian facility. The price of salmon began to decline during the first quarter of fiscal 2001, and Management anticipates a continued decline in the price of salmon during the second quarter of fiscal 2001. Management expects to enter into contracts for the annual supply of salmon once the market price reaches the expected low point. Management has also replaced the Managing Director of the Norwegian facility with an experienced manager that has the ability to improve the operations output and reduce production costs. The Company's consumption of other key raw materials such as lamb and poultry are reaching levels that will allow management to bypass the broker network and purchase direct from producers through large annual contracts. Management has also initiated weekly training programs to educate and empower all employees with the ability to identify and initiate cost reduction projects.

SELLING AND ADMINISTRATIVE EXPENSES

       A comparison of selling and general administrative costs follows:

                                                                                       QUARTER ENDED
                                                                                   ----------------------
                                                                                       SEP 16,       SEP. 18,
                                                                                        2000          1999
                                                                                        ----          ----
                                                                                   (dollars in thousands)
Selling and administrative costs................................................   $     2,046      $  1,984

       Selling and administrative expenses increased $62,000 in the first quarter of fiscal 2001 versus the first quarter of fiscal 2000. Expenses as a percent of sales were 24.5% in the first quarter of fiscal 2001 versus 25.7% in fiscal 2000. The Company has initiated an aggressive push for reduction of selling and administrative expenses and anticipates some re-organization in areas that do not provide the value to justify the expense.


DEPRECIATION AND AMORTIZATION

       Depreciation and amortization increased $38,000 to $293,000 for the first quarter of fiscal year 2001, compared with $255,000 for the same period a year ago. This increase is due to the installation of the new pasta line added during the first quarter of fiscal 2001.


NON-OPERATING INCOME AND EXPENSE

       Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

       Interest expense relates to the borrowings relating to the Company's U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At September 16, 2000, the Company had borrowings of approximately $2,736,000, bearing interest at rates ranging from 5.5% to 9.9%. The majority of these borrowings of $2,118,000 was through its Norwegian subsidiary and includes an outstanding principle amount of $1,062,000 for the capital lease on the building in Norway and $1,056,000 in a working capital line of credit. Cuisine Solutions France also has a term loan for $299,000 at 5.5% obtained to finance a plant expansion and elimination of factoring. The current portion of this loan is $13,000, and loan is due September 2003. The remainder of the debt $11,000 is a vehicle loan used to acquire a truck for the Company's USA facility.


PROVISION FOR TAXES

       No provision for income taxes was made during the first quarter of fiscal 2001.

IMPACT OF INFLATION AND THE ECONOMY

       Variations in labor and ingredient costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to, but generally higher than the federal minimum rates.

       The Company's sales pricing structure allows for the fluctuation of raw material prices. As a result, market price variations do not significantly affect the gross margin realized on product sales. Customer sensitivity to price changes can influence the overall sales of individual products. In the event of accelerated commodity price increases, the Company may suffer a short-term loss since customers cannot accept multiple price changes in short periods of time. The Company will continue to investigate larger purchase contracts for key raw materials where pricing to the customer can also be contracted.

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

LIQUIDITY AND CAPITAL RESOURCES

       At September 16, 2000, the Company's combined total of cash and short-term investment balances was $0, compared with $948,000 at June 24, 2000. The Company's cash overdraft amounted to $184,000 for year to date 2001, compared to $0 as of June 24, 2000. This decrease is the result of the increased inventory and increased pre-payments. Additionally, the Company held investments of $4,333,000 and $4,715,000 at September 16, 2000 and June 24, 2000,
respectively, with maturities greater than one year. There is no restriction on cash balances at the end of the fiscal 2001 first quarter.

       Net cash used by operations amounted to $1,680,000 for year to date 2001, compared to cash used of $1,556,000 a year ago. Cash in the amount of $261,000 was provided by investing activities, largely due to the sale of investments at maturity. Cash in the amount of $287,000 was provided by financing activities to related to the Norwegian operations expanded use of a working capital line of credit.

       The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of September 16, 2000, $1,056,000 was outstanding under this overdraft facility. The maximum amount available under line of credit is currently $1,120,000.

FUTURE PROSPECTS

MARKETING EFFORTS

       In fiscal year 2001, the Company's strategy will involve increasing the Cuisine Solutions market share while improving the image of pre-prepared frozen entrees in the banquet, airline, rail and cruise line industries. During fiscal year 2001, the Company launched a strategic effort to enter the retail in-store deli market by establishing test stores with large supermarkets to evaluate consumer acceptance, case movements and price points. The Company plans to roll out the retail program to other stores during the second, third and fourth quarter. The benefit of retail sales include high volume potential, economies of scale from production and lower distribution and administrative cost per sales order.

       The Company is re-evaluating its position with regards to establishing an internet venture to market products directly to consumers via the internet. Management is concerned with the distraction and resources required to pursue this venture and the impact the venture may have on the core competency of being the producer of high quality sous vide products versus consumer marketing via the internet.

LODGING/FOOD SERVICE:

       The Company plans to consolidate the sales efforts of Lodging/Food Service with On Board Services while focusing on larger key accounts. To date, any size hotel and banquet facility could order direct from Cuisine Solutions resulting in high inventory requirement, high order processing costs and high distribution costs. Cuisine Solutions intends to establish minimum order sizes and re-direct smaller sales through distributors.

       The Company has also had a number of products added to the restaurant menu of a major hotel chain. Sales via this program are expected to accelerate during the second quarter and could be a significant portion of total Food Service sales.

ON BOARD SERVICES

       On Board Services has enjoyed continued aggressive growth during fiscal year 2001 and management expects the growth rates to grow through the balance of the year. Key growth areas include an aggressive campaign to penetrate the European airline market, continued product development and market penetration into the USA airline market and a long term strategy to investigate opportunities with vacation cruise lines.

RETAIL

       The Company has already met with executive management of over 10,000 retail supermarkets throughout North America. Initial feedback has been very positive and the Company has a focused strategic plan that management believes will work for both Cuisine Solutions and the supermarkets.

The Company has experienced sporadic sales to retail, but until recently, never made a strategic effort to enter this market. The Company plans to roll out single test stores to regional market tests during the second and third quarter of fiscal 2001. The Company is also evaluating opportunities in the private label packaging of enrobed pasta to take advantage of recent capital investment in the pasta line.

EUROPE

       Norway salmon prices are expected to drop during the second quarter of fiscal 2001 and management is positioning to contract for annual volumes once the price falls to its expected targeted low point.

       Cuisine Solutions France will continue to pursue additional product line expansion into the retail market and attempt to increase its market share and product facings. Cuisine Solutions France is also investigating similar opportunities with larger key accounts in the Food Service sales channel with the objective of establishing key partnerships that need the culinary service and R&D that is provided by Cuisine Solutions when working with larger accounts.

BRAZIL

       The Company became a partner with Sanoli Industri E Comercio De Alimentacao LTDA as Cuisine Solutions, Brazil in fiscal year 1999. The facility is under construction is expected to be operational by January 2001.

       The Company has already entered into discussion with large retail accounts in Brazil as well as anticipating sales that will occur via the efforts of the partners in Brazil. To date, the largest opportunity in Europe has been in the retail market, and the Company's established relationships and reputation in the European market will be helpful in accelerating retail sales in Brazil.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

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

Foreign Currency Risk:
       International operations constitute 30% of first quarter fiscal year 2001 Company sales. The majority of the Company's sales are denominated in U.S. dollars, thereby limiting the Company's risk to changes in foreign currency rates. The Norwegian subsidiary's sales are denominated in Norwegian kroner while the French subsidiary reports in French francs. As currency exchange rates fluctuate, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales which are subject to these foreign currency fluctuations are approximately 30% of the Company's sales. The net assets of the subsidiaries are approximately 25% of the Company's net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

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

                                                  CUISINE SOLUTIONS, INC.
                                                  ------------------------------

Date:   October  31, 2000                         By: /s/Stanislas Vilgrain
    -------------------------------                   ---------------------
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