Form 10-Q
period 2000-12-09
CUISINE SOLUTIONS INC
filed 2001-01-22
CIK 737602

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended     DECEMBER 9, 2000
                                            --------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 23, 2001.

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

                           CUISINE SOLUTIONS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                               --------------------------------
                                                                                  Dec. 9,          June 24,
                                                                                   2000              2000
                                                                               --------------    --------------
ASSETS
Current Assets
  Cash and cash equivalents                                                     $     64,000      $    948,000
  Accounts receivable, trade                                                       5,298,000         5,861,000
 Inventory                                                                         7,372,000         5,183,000
 Prepaid expenses                                                                     92,000            59,000
 Current portion of notes receivable, related party                                        -           236,000
 Other current assets                                                                439,000           640,000
                                                                               --------------    --------------
   TOTAL CURRENT ASSETS                                                           13,265,000        12,927,000

Investments, noncurrent                                                            2,468,000         4,715,000
Fixed assets, net                                                                  5,864,000         5,362,000
Note receivable, officer and related party, including
 accrued interest, less current                                                      463,000           463,000
Investments and Advances in Cuisine Solutions Brazil                               1,141,000           357,000
Other assets                                                                         774,000           533,000
                                                                               --------------    --------------
   TOTAL ASSETS                                                                 $ 23,975,000      $ 24,357,000
                                                                               ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                             $  1,266,000      $  1,313,000
  Accounts payable and accrued expenses                                            2,686,000         3,385,000
  Accrued payroll and related liabilities                                          1,008,000         1,100,000
  Other accrued taxes                                                                  3,000             9,000
                                                                               --------------    --------------
     Total current liabilities                                                     4,963,000         5,807,000

Long-term debt, less current portion                                               1,386,000         1,136,000
Other liabilities                                                                     20,000            22,000
                                                                               --------------    --------------
    Total liabilities                                                              6,369,000         6,965,000
                                                                               --------------    --------------

Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares authorized,
    15,578,620  shares issued and 14,755,838
    outstanding at December 9, 2000 and June 24, 2000 respectively.                  156,000           156,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                            -                 -
 Additional paid-in capital                                                       28,276,000        28,276,000
Accumulated deficit                                                               (8,266,000)       (8,506,000)
Accumulated Other Comprehensive Income
 Unrealized losses on debt and equity investments                                   (125,000)         (453,000)
 Cumulative translation adjustment                                                  (388,000)          (34,000)
 Treasury stock, at cost (822,782
  at Dec 9, 2000 and June 24, 2000 respectively)                                  (2,047,000)       (2,047,000)
                                                                               --------------    --------------
    Total stockholders' equity                                                    17,606,000        17,392,000
                                                                               --------------    --------------
Commitments and contingencies

                                                                               --------------    --------------
  Total liabilities and stockholders' equity                                    $ 23,975,000      $ 24,357,000
                                                                               ==============    ==============

See accompanying notes to consolidated financial statements.


                           CUISINE SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                           -----------------------------------  ----------------------------------
                                                                     SECOND QUARTER                       YEAR TO DATE
                                                           -----------------------------------  ----------------------------------
                                                                   TWELVE WEEKS ENDED                TWENTY FOUR WEEKS ENDED
                                                           -----------------------------------  ----------------------------------
                                                               Dec 9,              Dec 11,          Dec 9,             Dec 11,
                                                                2000                1999             2000                1999
                                                           ---------------      --------------  ---------------      -------------
Net sales                                                      $9,463,000          $8,701,000      $17,806,000        $16,590,000
Cost of goods sold                                              6,868,000           6,383,000       13,231,000         12,256,000
                                                           -----------------------------------  ----------------------------------
    Gross margin                                                2,595,000           2,318,000        4,575,000          4,334,000

Selling and administration                                      2,121,000           2,275,000        4,168,000          4,368,000
Depreciation and amortization                                      98,000               5,000          192,000             51,000
                                                           -----------------------------------  ----------------------------------
    Income (Loss) from operations                                 376,000              38,000          215,000            (85,000)
                                                           -----------------------------------  ----------------------------------

Nonoperating income (expense)
    Investment income                                              45,000              51,000          107,000            193,000
    Interest expense                                              (51,000)            (40,000)         (91,000)           (88,000)
    Other income                                                   41,000              10,000            9,000             24,000
                                                           -----------------------------------  ----------------------------------
        Total  nonoperating (expense) income                       35,000              21,000           25,000            129,000
                                                           -----------------------------------  ----------------------------------


Income from operations before income tax                          411,000              59,000          240,000             44,000
Provision for income tax benefit (expense)                              -                   -                -                  -
                                                           -----------------------------------  ----------------------------------


                                                           -----------------------------------  ----------------------------------
Net Income                                                    $   411,000         $    59,000       $  240,000        $    44,000
                                                           ===================================  ==================================


Basic and diluted net income per share                              $0.03               $0.00            $0.02              $0.00


Weighted average shares outstanding - basic                    14,755,838          14,755,838       14,755,838         14,770,838
                                                           ===================================  ==================================


Weighted average shares outstanding - diluted                  14,965,704          14,921,374       14,918,228         14,831,842
                                                           ===================================  ==================================



See accompanying notes to consolidated financial statements.

                           CUISINE SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                        -------------------------------------
                                                                                     Year to date
                                                                               Twenty Four weeks ended
                                                                           Dec. 9,                Dec 11,
                                                                            2000                    1999
                                                                        --------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                               $    240,000           $     44,000
Adjustments to reconcile net income to
  net cash used in operating activities
    Depreciation and amortization                                             450,000                434,000
    Loss on sale of investments                                               120,000                   -
    Change in cumulative translation adjustment                              (354,000)               (53,000)
    Changes in assets and liabilities:
       Decrease (Increase) in accounts receivable trade, net                  563,000               (538,000)
       Increase in inventory                                               (2,189,000)            (2,426,000)
       Increase in prepaid expenses                                           (33,000)              (219,000)
       Decrease (Increase) in notes receivable, related party                 236,000                   -
       Increase in Investments and Advances in Cuisine Solutions Brazil    (1,141,000)                  -
       Decrease (Increase) in other assets                                    317,000               (498,000)
       Decrease in accounts payable and accrued expenses                     (699,000)               (22,000)
       Decrease in accrued payroll and related liabilities                    (92,000)              (124,000)
       Decrease in other liabilities                                           (2,000)              (236,000)
       Decrease in other accrued taxes                                         (6,000)               (32,000)
                                                                        --------------          -------------
  Net cash used in operating activities                                    (2,590,000)            (3,670,000)
                                                                        --------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments                                                      2,455,000              2,494,000
   Capital expenditures                                                      (952,000)              (631,000)
   Purchase of Treasury Stock                                                    -                   (30,000)
                                                                        --------------          -------------
  Net cash provided by investing activities                                 1,503,000              1,833,000
                                                                        --------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                           203,000                668,000
                                                                        --------------          -------------
      Net cash provided by financing activities                               203,000                668,000
                                                                        --------------          -------------

      Net decrease                                                           (884,000)            (1,169,000)
      Cash and cash equivalents, beginning of period                          948,000              1,866,000
                                                                        --------------          -------------

CASH and CASH EQUIVALENTS, END OF PERIOD                                 $     64,000           $    697,000
                                                                        ==============          =============






See accompanying notes to consolidated financial statements

                           CUISINE SOLUTIONS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)

                                                                                 Retained                     Unrealized Gains
                                                               Additional        Earnings       Cumulative    (Losses) on Debt
                                                 Common          Paid-In       (Accumulated     Translation     and Equity
                                                  Stock          Capital         Deficit)       Adjustment     Investments
                                              --------------  --------------  ---------------   ------------  ----------------

                                              --------------  --------------  ---------------   ------------  ---------------
Balance, June 24, 2000                            $ 156,000    $ 28,276,000      $(8,506,000)     $ (34,000)      $ (453,000)
                                              ==============  ==============  ===============   ============  ===============

   Second quarter YTD 2000 net income                                                240,000
   Other Comprehensive Income
   Unrealized gains on debt and
   equity investments                                                                                                328,000
   Translation adjustment                                                 -                        (354,000)
   Other Comprehensive Income/(Loss)


Comprehensive Income/(Loss)

 Treasury Shares Purchases
                                              --------------  --------------  ---------------   ------------  ---------------
Balance, December 9, 2000                         $ 156,000    $ 28,276,000      $(8,266,000)    $ (388,000)      $ (125,000)
                                              ==============  ==============  ===============   ============  ===============




                                                            Note Receivable
                                                             From Majority
                                                              Shareholder,       Total
                                                Treasury       Including     Stockholders'
                                                  Stock      Accrued Interest    Equity
                                              -------------- -------------------------------

                                              -------------- --------------- ---------------
Balance, June 24, 2000                          $(2,047,000)   $          -    $ 17,392,000
                                              ============== =============== ===============

   Second quarter YTD 2000 net income                                               240,000
   Other Comprehensive Income
   Unrealized gains on debt and                           -                               -
   equity investments                                                               328,000
   Translation adjustment                                                          (354,000)
   Other Comprehensive Income/(Loss)                                                (26,000)
                                                                             ---------------
Comprehensive Income/(Loss)                                                         214,000

 Treasury Shares Purchases                                                                -
                                              -------------- --------------- ---------------
Balance, December 9, 2000                       $(2,047,000)   $          -    $ 17,606,000
                                              ============== =============== ===============


                           CUISINE SOLUTIONS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)



                                                                         Retained                     Unrealized Gains
                                                       Additional        Earnings       Cumulative    (Losses) on Debt
                                         Common          Paid-In       (Accumulated     Translation     and Equity
                                          Stock          Capital         Deficit)       Adjustment     Investments
                                      --------------  --------------  ---------------   ------------  ----------------

                                      --------------  --------------  ---------------   ------------  ---------------
Balance, June 26,1999                     $ 156,000    $ 28,276,000      $(6,526,000)      $(34,000)      $ (513,000)
                                      ==============  ==============  ===============   ============  ===============

   Second quarter YTD 1999 net income                                         44,000
   Other Comprehensive Income
   Unrealized gains on debt and
   equity investments                                                                                         48,000
   Translation adjustment                                         -                         (53,000)
   Other Comprehensive Income/(Loss)


Comprehensive Income/(Loss)

 Treasury Shares Purchases
                                      --------------  --------------  ---------------   ------------  ---------------
Balance, December 11, 1999                $ 156,000    $ 28,276,000      $(6,482,000)      $(87,000)      $ (465,000)
                                      ==============  ==============  ===============   ============  ===============

                                                     Note Receivable
                                                     From Majority
                                                      Shareholder,       Total
                                        Treasury       Including     Stockholders'
                                          Stock      Accrued Interest    Equity
                                      -------------- -------------------------------

                                      -------------- --------------- ---------------
Balance, June 26,1999                   $(2,017,000)   $          -    $ 19,342,000
                                      ============== =============== ===============

   Second quarter YTD 1999 net income                                        44,000
 Other Comprehensive Income
   Unrealized gains on debt and                   -                               -
   equity investments                                                        48,000
   Translation adjustment                                                   (53,000)
   Other Comprehensive Income/(Loss)                                         (5,000)
                                                                     ---------------
Comprehensive Income/(Loss)                                                  39,000

 Treasury Shares Purchases                  (30,000)                        (30,000)
                                      -------------- --------------- ---------------
Balance, December 11, 1999              $(2,047,000)   $          -    $ 19,351,000
                                      ============== =============== ===============





F-6 (2)

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

     Inventory consists of:

                                       Dec 9,    Jun. 24,
                                        2000       2000
-------------------------------------------------------------

Raw materials                        $1,284,000  $ 1,424,000

Frozen product & other finished
goods                                 6,034,000    3,575,000

Packing materials & supplies            322,000      372,000
                                     ------------------------


                                      7,640,000    5,371,000


Less obsolescence reserve              (268,000)    (188,000)
                                     ------------------------


                                     $7,372,000   $5,183,000
                                     ========================

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

     The Board of Directors of the Company approved extending the earn-out target to a combined two-year objective rather than a year by year objective. The subsidiary DID NOT REACH THE MAXIMUM EARN-OUT OBJECTIVE FOR FISCAL YEAR 2000 due to increased product costs for salmon items. The Board agreed that since Cuisine Solutions mandated that the French subsidiary use product exclusively from the Norwegian subsidiary, it affected the operating costs of the French subsidiary. Therefore, the consolidated target will remain the same but for a consolidated two-year period.

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

        The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the effect of all outstanding stock options for the twenty four weeks ending December 9, 2000 and December 11, 1999. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive. The Company's common equivalent shares consists of stock options. The weighted average number of shares outstanding related to stock options for fiscal 2000 were 1,520,000.

      The following table sets forth the computation of basic and diluted earnings per common share:

Twelve Weeks Ended December 9, 2000 and December 11, 1999:
                                                                     DEC. 9,            DEC. 11,
BASIC EARNINGS  PER SHARE COMPUTATION:                                  2000                1999
--------------------------------------                                  ----                ----
Numerator:
Net income                                                          $411,000             $59,000

Denominator:
Weighted-average common shares                                    14,755,838          14,755,838
                                                                  ----------          ----------

Basic earnings per share                                               $0.03               $0.00

DILUTED EARNINGS PER SHARE COMPUTATION:
---------------------------------------
Numerator:
Net income                                                          $411,000             $59,000

Denominator:
Weighted-average common shares                                    14,755,838          14,755,838
Dilutive share options                                               209,866             165,536
                                                                  ==========          ==========
Dilutive weighted-average shares                                  14,965,704          14,921,374
                                                                  ----------          ----------

Diluted earnings per share                                             $0.03               $0.00



Twenty Four Weeks Ended December 9, 2000 and December 11, 1999:
                                                                     DEC. 9,            DEC. 11,
BASIC EARNINGS  PER SHARE COMPUTATION:                                  2000                1999
--------------------------------------                                  ----                ----
Numerator:
Net income                                                          $240,000             $44,000

Denominator:
Weighted-average common shares                                    14,755,838          14,770,838
                                                                  ----------          ----------

Basic earnings per share                                               $0.02               $0.00

DILUTED EARNINGS PER SHARE COMPUTATION:
---------------------------------------
Numerator:
Net income                                                          $240,000             $44,000

Denominator:
Weighted-average common shares                                    14,755,838          14,770,838
Dilutive share options                                               162,390              61,004
                                                                  ==========          ==========
Dilutive weighted-average shares                                  14,918,228          14,831,842
                                                                  ----------          ----------

Diluted earnings per share                                             $0.02               $0.00


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

RESULTS OF OPERATIONS

     Cuisine Solutions, Inc. reported a net income of $411,000 for second quarter 2001 compared to a net income of $59,000 a year ago, an increase of $352,000. Revenue in second quarter 2001 increased 8.8% compared to the previous year due to sales growth in all core sales channels. The sales US dollar value of European growth was diluted due to foreign exchange rate changes in the US dollar versus the French franc and Norwegian kroner versus previous year. The increase in net income was driven by higher sales, a stable gross margin, and lower general and administrative expenses as a percent of sales.

The second quarter year to date 2001 net income totaled $240,000 compared to $44,000 a year ago, an improvement of $196,000. Year to date 2001 sales increased by 7.3% compared with year to date 2000 sales.

NET SALES

Second quarter fiscal 2001 sales totaled $9,463,000, up 8.80% from second quarter 2000 sales of $8,701,000.

                               Q2 FISCAL 2001   Q2 FISCAL 2000     $CHANGE      %CHANGE
                               --------------   --------------     -------      -------
USA                             $   6,937,000    $   5,783,000   $ 1,154,000     20.0%

Norway                                143,000          465,000      (322,000)   (69.3%)

France                              2,383,000        2,453,000       (70,000)    (2.9%)

                              --------------------------------------------------------
Total Product Sales Revenue     $   9,463,000    $   8,701,000   $   762,000      8.8%
                              ========================================================


USA SALES

Fiscal year 2001 second quarter sales in the USA increased $1,154,000 to $6,937,000, a 20% increase from the previous years second quarter sales of $5,783,000.

     Cuisine Solutions USA Fiscal Year 2001 second quarter sales by sales channel


                                          Q2 FY01   Q2FY00      $CHANGE   %CHANGE
                                          -------   ------      -------   -------
Food Service                            $ 2,667,000 2,125,000    542,000     25.5%
On Board Services                         3,704,000 3,171,000    533,000     16.8%
Retail                                      175,000   110,000     65,000     59.1%
Military                                    245,000   150,000     95,000     63.3%
New Business                                146,000   227,000    (81,000)   (35.7%)

                                          ----------------------------------------
TOTAL                                   $ 6,937,000 5,783,000  1,154,000    19.96%
                                          ========================================

Second quarter fiscal 2001 sales to the USA Foodservice channel totaled $2,667,000 versus previous years second quarter total of $2,125,000 an increase of $542,000 or 25.5%. The increase was driven by increased sales to hotel events through distributors as well as adding Cuisine Solutions product to the restaurant menu of a national hotel chain. The increase in Foodservice sales has been consistent and steady as Cuisine Solutions continues its efforts to establish a customer base of larger key accounts and provide special services to those key accounts. Cuisine Solutions reorganized the Foodservice channel during the first and second quarter of fiscal 2001 in order to focus sales efforts on key accounts and use distributors to manage lower volume opportunities. Sales have continued to increase while sales and marketing expenses to support those sales have decreased.

Fiscal year 2001 second quarter sales to the USA On Board Services channel were $3,704,000, an increase of $533,000 from the previous year's second quarter sales of $3,171,000. This 16.8% increase was driven by sales to airlines while sales to harbor cruise lines and rail services remained flat. Sales to harbor cruise lines are expected to increase toward the end of the third quarter as the tourist season picks up. Sales to rail services are expected to remain flat since the Company believes that a sales saturation point has been achieved.
The On Board Services channel has developed business relationships with most of the major US airlines and is working on building these relationships through continued value and service. Cuisine Solutions is becoming a "known" and popular quality supplier in the industry. This icon is important to management since the current sales and marketing program as well as the Company name has only been in the market place for three years.

Retail sales for the second quarter of fiscal year 2001 increased $65,000, a 59% to $175,000 from $110,000 during the same period of the previous year.
The Retail Sales channel was formally created during fiscal year 2001 with the objective of penetrating the In-Store Deli category of major North American retailers. To date, the Company has established a test rollout to five retail stores located in the Washington DC metropolitan area. The marketing strategy involves creating a premium private label category within the deli-case to provide consumers with a wide selection of ready to eat prepared entrees. The Company will also provide consumer-marketing materials that include the "Chefs Suggestions" for sauce and side dish combinations as well as diagrams for plate presentations. The objective of this program is to provide consumers with a variety of upscale options for dinner while providing exceptional value. All products are fully cooked and ready to eat and can be reheated in the microwave or conventional oven. The benefit to retailers includes providing a line of upscale products that can be easily executed, eliminate the need for in house preparation, and reduce the loss associated with shrink and out of code product. The retail program started with one store during the first quarter of fiscal 2001 and an additional four stores were added during the end of the second quarter. Retail sales also include sales to Internet companies that provide home delivery. During the second quarter of fiscal 2001, a large Internet company initiated a test at one of the regional distribution centers. That same Internet company has placed orders for product to be delivered during the third quarter at an additional distribution center.

Military sales for the second quarter of fiscal year 2001 increased $95,000, a 63% to $245,000 from $150,000 during the same period of the previous year. During fiscal year 2001, Company Management decided to build more structure around the management of military sales opportunities. Military sales continue to be managed via a broker/distributor, but the Company has placed specific objectives for the broker and eliminated a commission compensation structure and now invoicing the broker direct for all orders placing the responsibility for inventory and accounts receivable management on the broker/distributor. The Company believes that a growing opportunity exists within the military as the military faces a challenge to attract and retain personnel and the demands for ethnic and special foods continue to increase within the military.

New Business sales for the second quarter of fiscal year 2001 decreased $81,000, a 36% decrease to $146,000 from $227,000 during the same period of the previous year. The sales decline is attributed to decreased sales to catalog companies and chain restaurants.

The Company is formally investigating opportunities to supply national chain restaurants with entrees and special meals such as vegetarian dishes. The Company believes the Cuisine Solutions product line would be ideal for special menu items, since the product has high quality, is easy to execute, has a long shelf life and a high level of food safety.

The Company hired a sales executive to investigate these potential opportunities and develop a formal sales strategy during fiscal 2001. The executive will report to Mike Aevermann, the Vice President of Foodservice Sales.


NORWAY SALES

Sales to Europe from Cuisine Solutions Norway during the second quarter of fiscal 2001 were $143,000, down $322,000 or 69.3% from the $465,000 reported for the second quarter of fiscal 2000. The Norwegian facility produces product sold to Cuisine Solutions France and Cuisine Solutions USA. Most new customer sales in Europe are now processed through the Cuisine Solutions France. Inter-company sales from Cuisine Solutions Norway are eliminated and reported as sales from either Cuisine Solutions France or Cuisine Solutions USA. Total production and inter-company sales measured in Norwegian Kroner were up 35% during the second quarter of fiscal 2001 versus the same period in the previous year. Total Norwegian sales before inter-company eliminations in both US dollars and Norwegian Kroners were as follows:


                              FISCAL 2001      FISCAL 2000
                            NORWAY Q2 SALES  NORWAY Q2 SALES  $CHANGE    %CHANGE
                            ---------------  ---------------  -------    -------
Sales in US Dollars                1,410,000        1,244,000    166,000       13.3%

Sales in Norwegian Kroners        13,143,000        9,728,000  3,415,000       35.1%

Average Exchange Rate                  9.321            7.820


During the second quarter of fiscal year 2001, the Norwegian facility achieved the targeted operational improvements to include higher productivity and lower manufacturing losses. In additional to the operational improvement, the cost of raw salmon came down approximately 25% from the fourth quarter of fiscal year 2000.


FRANCE SALES

The total fiscal year 2001 second quarter sales during this period in US dollars were $2,383,000 versus previous year sales of $2,453,000, a reported decrease of $70,000 or 2.9%. Sales in French francs during the same period were FRF 18,187,000 versus FRF 15,707000 respectively, an increase of 15.8%. The differences in growth are due to the US dollar-French franc fluctuations in the exchange rate for the respective periods.

The schedule of sales from Cuisine Solutions France and respective exchange rates are as follows:

                                FISCAL 2001       FISCAL 2000
                              FRANCE Q2 SALES   FRANCE Q2 SALES  $CHANGE    %CHANGE
                              ---------------   ---------------  -------    -------
Sales in US Dollars                   2,383,000        2,453,000    (70,000)     (2.9%)

Sales in French Francs               18,187,000       15,707,000  2,480,000      15.8%

Average Exchange Rate                     7.632            6.403

The Cuisine Solutions France sales for the second quarter of the previous year, fiscal 2000, include sales through December 31 versus fiscal year 2001 sales through December 9. The differences in dates are due to the change Cuisine Solutions France made in the accounting calendar from calendar periods in fiscal year 2000 to thirteen accounting period in fiscal year 2001 to match Cuisine Solutions USA accounting calendar of thirteen accounting periods.


BRAZIL

The Brazilian facility has scheduled its inauguration for January 9, 2001. The plant is expected to begin production of product for customers during the end of the third quarter. The Brazilian facility is the largest facility in the Cuisine Solutions Group and was designed to produce all varieties of Cuisine Solutions product as well as packaged product. During the second quarter of fiscal 2001, multiple product presentations were conducted to retail, foodservice and airline customers in the Mercusor market region. Cuisine Solutions Inc, owns 39% of this Brazilian subsidiary, but since no equity investment was made, no accounting investment was required and this 39% ownership is not reflected on the balance sheet. Therefore, the Company's operating results are protected from the risk of first year start-up losses from the Brazilian Company.

The Company has granted a loan in the amount of $763,000 to Cuisine Solutions Brazil Ltda. during the second quarter of fiscal 2001 which is shown together with Accounts Receivables of $378,000 under "Investments and Advances in Cuisine Solutions Brazil". The loan bears interest at the London Interbank Offered Rate ("LIBOR") plus spread accepted by the Central Bank of Brazil at the time of repayment. The loan must be repaid within one year with the option to convert it into equity and controlling interest of the Brazilian Company.


GROSS MARGINS

                                                                    QUARTER ENDED
                                                                   ---------------
                                                               DEC. 09,      DEC.  11,
                                                                 2000          1999
                                                                 ----          ----
                                                               (dollars in thousands)
Net sales....................................................... $  9,463    $   8,701
Gross margin percentage .......................................      27.4%        26.6%
Income from operations                                           $    376           38

Gross margins remained relatively flat at 27.4% in second quarter fiscal 2001 versus 26.6% in the previous year.

The margins can continue to improve in the USA through continued aggressive management of the product line and added focus on distribution cost controls to reach the target gross margin of more than 30%. The gross margin in France is expected to stay at approximately 20% due to heavy price competition without plans to complete any capital improvements by the close of fiscal year 2001.

SELLING AND ADMINISTRATIVE EXPENSES

   A comparison of selling and general administrative costs follows:

                                                                          QUARTER ENDED
                                                                         ---------------
                                                                     DEC. 9,       DEC. 11,
                                                                         2000          1999
                                                                         ----          ----
                                                                      (dollars in thousands)
Selling and administrative costs..................................  $     2,121      $  2,275

        Selling and administrative expenses decreased $154,000 in the second quarter of fiscal 2001 versus the first quarter of fiscal 2000. Expenses as a percent of sales were 22.4% in the second quarter of fiscal 2001 versus 26.1% in fiscal 2000. The Company has initiated an aggressive push for reduction of selling and administrative expenses and anticipates some re-organization in areas that do not provide the value to justify the expense.


DEPRECIATION AND AMORTIZATION

        Depreciation and amortization decreased $20,000 to $157,000 for the second quarter of fiscal year 2001, compared with $177,000 for the same period a year ago.

NON-OPERATING INCOME AND EXPENSE

        Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

       Interest expense relates to the borrowings relating to the Company's U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At December 9, 2000, the Company had borrowings of $2,652,000, bearing interest at rates ranging from 5.5% to 9.9%. The majority of these borrowings of $2,050,000 was through its Norwegian subsidiary and includes an outstanding principle amount of $1,103,000 for the capital lease on the building in Norway and $947,000 in a working capital line of credit. Cuisine Solutions France also has a term loan for $287,000 at 5.5% obtained to finance a plant expansion and elimination of factoring. The current portion of this loan is $13,000, and loan is due September 2003. The remainder of the debt $9,000 is a vehicle loan used to acquire a truck for the Company's USA facility.

TWENTY FOUR WEEKS ENDED DECEMBER 9, 2000 COMPARED TO TWENTY FOUR WEEKS ENDED DECEMBER 11, 1999

NET SALES

     Second quarter year to date 2001 sales totaled $ 17,806,000, up 7.3% from a previous years sales of $16,590,000. A summary of the Company's operations by region and by business channel is shown below.

Total second quarter YTD sales by region are as follows: (Norway inter-company sales are eliminated)


                             YTD FISCAL 2001   YTD FISCAL 2000    $CHANGE     %CHANGE
                             ---------------   ---------------    -------     -------
USA                             $  12,836,000   $   10,653,000 $  2,183,000     20.5%

Norway                                622,000        1,729,000   (1,107,000)   (64.0%)

France                              4,348,000        4,208,000      140,000      3.3%

                               --------------------------------------------------------

Total Product Sales Revenue     $  17,806,000   $   16,590,000 $  1,216,000      7.3%
                               ========================================================

Total year to date second quarter USA sales by business channel is as follow:

                             YTD FISCAL 2001   YTD FISCAL 2000    $CHANGE     %CHANGE
                             ---------------   ---------------    -------     -------

Foodservice                        $  4,316,000    $  3,613,000   $   703,000      19.5%

On Board Services                     7,424,000       6,169,000     1,255,000      20.3%

Retail                                  296,000         229,000        67,000      29.3%

Military                                524,000         260,000       264,000     101.5%

New Business                            276,000         382,000      (106,000)    (27.6%)

                                ---------------------------------------------------------
Total                              $ 12,836,000    $ 10,653,000   $ 2,183,000      20.5%
                                =========================================================


Total fiscal year 2001 YTD Value of Norwegian Shipments (Includes inter-company sales)

                                FISCAL 2001          FISCAL 2000
                            YTD NORWAY Q2 SALES  YTD NORWAY Q2 SALES   $CHANGE   %CHANGE
                            -------------------  -------------------   -------   -------
Sales in US Dollars                   3,378,000            3,142,000     236,000     7.5%

Sales in Norwegian Kroners           30,621,000           24,499,000   6,122,000    25.0%

Average Exchange Rate                     9.065                7.797

Total fiscal year 2001 YTD Sales from France

                             FISCAL 2001           FISCAL 2000
                         YTD FRANCE Q2 SALES   YTD FRANCE Q2 SALES   $CHANGE     %CHANGE
                         -------------------   -------------------   -------     --------
Sales in US Dollars               4,348,000             4,208,000      140,000        3.3%

Sales in French Francs           32,282,000            26,522,000    5,760,000       21.7%

Average Exchange Rate                 7.425                 6.303

Fiscal 2001 YTD second quarter Foodservice sales increased $703,000 to $4,316,000 from previous YTD sales of $3,613,000. The increase is attributed to increased distributor sales to hotel events, sales of product placed on a national hotel restaurant menu and increased sales to theme parks.

Fiscal 2001 YTD second quarter On Board Service sales increased $1,255,000 to $7,424,000 from previous YTD sales of $6,169,000. The increase is attributed to increased sales to airlines as well as new sales to harbor cruise lines.

Fiscal 2001 YTD second quarter retail sales increased $67,000 to $296,000 from previous YTD sales of $229,000. YTD retail sales included $120,000 of new business while losing $53,000 from previous years customers.

Fiscal 2001 YTD second quarter Military sales increased $264,000 to $524,000 from previous YTD sales of $260,000. The increase is attributed to the business growth of the broker/distributor managing Cuisine Solutions product.

Fiscal 2001 YTD second quarter New Business sales decreased $106,000 to $276,000 from previous YTD sales of $382,000. The decrease is attributed to lower sales to catalog sales companies as well as lower sales to chain restaurants. The sales decreases to both customer groups were caused by the reluctance to reduce the product pricing to these customers. Management believes it was cost effective to forgo the sale rather than reduce prices and service these smaller volume sales orders.

Second quarter YTD shipment volume for Norway increased 25%. This was driven by a higher demand for salmon in both the USA and France. The USA sales dollar value was lower due to the decrease in the value of the Norwegian Kroner versus the US dollar. The Norway facility obtained a new manager during the beginning of the second quarter. Most production issues have been addressed and the facility has been operating smoothly for several periods.

The second quarter YTD US dollar value of sales from Cuisine Solutions France increased $140,000 to $4,348,000 from previous years YTD sales of $4,208,000. The YTD sales in French Francs increased FRF 5,760,000 to FRF 32,282,000 from previous YTD sales of FRF 26,522,000. The French Franc sales figure is a better measure of real business growth since the real growth is diluted by the decreased value of the French franc against the US Dollar. The growth in France is attributed to increased sales of private label packaged product to the retail market in France.


      A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                    YEAR TO DATE
                                                                   --------------
                                                               DEC. 09,     DEC.  11,
                                                                 2000          1999
                                                                 -----         ----
                                                               (dollars in thousands)
Net sales........................................................$  17,806    $ 16,590
Gross margin percentage.........................................     25.7%       25.7%
Income (Loss) from operations....................................$     215        (85)

     Total consolidated gross margins remained stable at 25.7% year to date fiscal 2001 second quarter compared with 25.7% a year ago. Management is confident that continued product mix management as well as strategic purchasing and capital investment in streamlining key manufacturing processes will provide additional margin potential. Management will also continue to test the elasticity of price in the Food Service channel via strategic price increases.


DEPRECIATION AND AMORTIZATION

        Depreciation and amortization increased $16,000 to $450,000 for year to date second quarter of fiscal year 2001, compared with $434,000 for the same period a year ago. This increase is due to the installation of the new pasta line added during the first quarter of fiscal 2001.


NON-OPERATING INCOME AND EXPENSE

        Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

       Interest expense relates to the borrowings relating to the Company's U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At December 9, 2000, the Company had borrowings of approximately $2,652,000, bearing interest at rates ranging from 5.5% to 9.9%. The majority of these borrowings of $2,050,000 was through its Norwegian subsidiary and includes an outstanding principle amount of $1,103,000 for the capital lease on the building in Norway and $947,000 in a working capital line of credit. Cuisine Solutions France also has a term loan for $287,000 at 5.5% obtained to finance a plant expansion and elimination of factoring. The current portion of this loan is $13,000, and loan is due September 2003. The remainder of the debt $9,000 is a vehicle loan used to acquire a truck for the Company's USA facility.

PROVISION FOR TAXES

      No provision for income taxes was made during the second quarter of fiscal 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 9, 2000, the Company's combined total of cash and short-term investment balances was $64,000, compared with $948,000 at June 24, 2000. This decrease is the result of the increased inventory and capital spending. Additionally, the Company held investments of $2,468,000 and $4,715,000 at December 9, 2000 and June 24, 2000, respectively, with maturities greater than one year. There is no restriction on cash balances at the end of the fiscal 2001 second quarter.

     Net cash used by operations amounted to $2,590,000 for year to date 2001, compared to cash used of $3,670,000 a year ago. Cash in the amount of $1,503,000 was provided by investing activities, largely due to the sale of investments at maturity. Cash in the amount of $203,000 was provided by financing activities to related to the Norwegian operations expanded use of a working capital line of credit.

     The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of December 9, 2000, $947,000 was outstanding under this overdraft facility. The maximum amount available under line of credit is currently $1,120,000.

FUTURE PROSPECTS

MARKETING EFFORTS

        In fiscal year 2001, the Company's strategy will involve increasing the Cuisine Solutions market share while improving image of pre-prepared frozen entrees in the banquet, airline, rail, cruise line and retail industries.

FOODSERVICE:

        The Foodservice channel will continue to manage the hotel restaurant menu program while working to reduce distribution costs of shipping direct to hotels. The fiscal 2001 strategy involves the continued growth to the hotel banquet customer group, but additional focus on special events and large "key" customer accounts. Special events are large events such as the Super Bowl, PGA Tournament, World Cup, NASCAR Races, and Olympics. The company is positioning itself as the premier supplier to these and other events and already has a successful track record in those mentioned. In addition to special events, the Food Service Management Group has been working with large contract food service groups that provide meals to health care organizations, company cafeterias, schools and other institutions. The Cuisine Solutions consistency, quality and labor savings provide attractive opportunities to these organizations. Cuisine Solutions believes these strategic partnerships are essential to aggressive growth in this sales channel.
Management expects the sales growth to continue at same or higher rates for the balance of fiscal 2001.

ON BOARD SERVICES

 On Board Services has enjoyed aggressive growth during YTD 2001 and management expects the growth rates to continue through the balance of fiscal 2001. Key growth areas include an aggressive rollout of the pasta product line now that the company has additional capacity, penetration into existing key accounts and growth into new accounts. In addition to domestic growth, the On Board Services Group have already initiated aggressive campaigns to expand into the European markets providing product via Cuisine Solutions France.
The On Board Service Group is currently investigating opportunities to provide prepared entrees to the vacation cruise lines. Cruise lines are facing the same labor shortages, cost issues, quality and consistency problems facing the Foodservice industry. The Company expects this to be a longer selling process, therefore, no sales to this customer group are expected during this fiscal year.
The On Board Service Group has already initiated discussion and conducted product presentations to airlines servicing Mercusor countries. The Company anticipates some sales to airlines served from the Brazilian facility during this fiscal year.

RETAIL

Cuisine Solutions has been conducting tests in the retail market with sales and marketing strategy focused on the Supermarket In-Store Deli channel. At the end fiscal year 2001 second quarter, the Company had five stores set up as a pilot program to test consumer acceptance, product mix and price points. The Company expects to set up additional stores during the third quarter of fiscal year 2001 and to have a final program established by the close of the fiscal year.
The Cuisine Solutions product line provides the In-Store Deli channel with high quality entrees and sauces at price points that provide consumers with considerable value. The packaging of the product line has been re-configured enable retailers to store adequate quantities, provide ease of execution and minimize on hand inventory. The Company has also developed an in-store-marketing program to help retailers display the product and maintain a high quality case presentation. Benefits to retailers include high dollar unit sales, a high profit margin, minimum shrink loss, a high level of food safety and an upscale case presentation.
Management is monitoring this program since success could deliver significant future growth to the Company.

FRANCE

Cuisine Solutions France has experienced significant growth during fiscal year 2001, but the growth has been limited to sales in France. Management has initiated the development of a strategic sales plan to expand the selling efforts to other European countries. Management has narrowed the focus to Germany and the United Kingdom. Market studies are currently underway, with a strategic plan expected to be complete by April 2001.
Year to date growth rates in France are expected to continue for the balance of the fiscal year since Management anticipates an additional large customer to initiate purchasing during the third quarter of fiscal year 2001.

BRAZIL

The opening of the Brazilian facility has been set for January 9, 2001. Sales presentation have already been made to major retail customers, airline companies and foodservice distributors throughout Brazil. The Company expects sales to begin during the third quarter of fiscal 2001 and anticipates significant growth during fiscal 2002.





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

Foreign Currency Risk:
        International operations constitute 27% of year to date 2001 Company sales. The majority of the Company's sales are denominated in U.S. dollars, thereby limiting the Company's risk to changes in foreign currency rates. The Norwegian subsidiary's sales are denominated in Norwegian kroner while the French subsidiary reports in French francs. As currency exchange rates, translation of the income statements of the Norway and French operations into into U.S. dollars affects year-over-year comparability of operating results. Sales which are subject to these foreign currency fluctuations are approximately 27% of the Company's sales. The net assets of the subsidiaries are approximately 25% of the Company's net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's 17th annual meeting of shareholders was held on October 25, 2000 in Dulles, Virginia at the Washington Dulles Airport Marriott Hotel. The following individuals were re-elected to serve as Directors for a period of one year and until their successors are elected and qualify: Jean-Louis Vilgrain (Chairman), Stanislas Vilgrain (President & CEO), Alexandre Vilgrain, Mr. Charles McGettigan, Mr. David Jordan and Ms. Nancy Schaefer .

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    CUISINE SOLUTIONS, INC.
                                                    ---------------------------

Date:   January  23, 2001                           By: /s/Stanislas Vilgrain
     -----------------------                            -----------------------
                                                         Stanislas Vilgrain
                                                         President and CEO

                                                  By:/s/Robert  Murphy
                                                     -----------------
                                                     Robert Murphy
                                                     Vice President,
                                                     Chief Financial Officer
                                                     and Treasurer