Form 10-Q
period 2001-03-31
CUISINE SOLUTIONS INC
filed 2001-05-03
CIK 737602

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended     MARCH 31, 2001
                                            ------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ------------     --------------


                        Commission File Number 0-12800
                                              ---------

                           CUISINE SOLUTIONS, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                               52-0948383
     -------------------------------      -----------------------------------
     (State or other jurisdiction of      (IRS Employer Identification Number)
      incorporation or organization)

              85 S BRAGG STREET, SUITE 600, ALEXANDRIA, VA 22312
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)

     (Registrant's telephone number, including area code) (703) 270-2900
                                                          --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 3, 2001.

                  COMMON STOCK 0.01 PAR VALUE          NUMBER OF SHARES
                  ---------------------------          ----------------
                          CLASS A                         14,824,588
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

                           CUISINE SOLUTIONS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                                                   (Unaudited)
                                                                                                  --------------------------------
                                                                                                    Mar. 31,          June 24,
                                                                                                      2001              2000
                                                                                                  --------------    --------------
ASSETS
Current Assets
  Cash and cash equivalents                                                                       $      87,000     $     948,000
  Accounts receivable, trade                                                                          4,739,000         5,861,000
 Inventory                                                                                            6,682,000         5,183,000
 Prepaid expenses                                                                                        83,000            59,000
 Current portion of notes receivable, related party                                                     136,000           236,000
 Other current assets                                                                                   382,000           640,000
                                                                                                  --------------    --------------
   TOTAL CURRENT ASSETS                                                                              12,109,000        12,927,000

Investments, noncurrent                                                                               2,534,000         4,715,000
Fixed assets, net                                                                                     5,636,000         5,362,000
Note receivable, officer and related party, including accrued interest, less current portion            463,000           463,000
Investments and Advances in Cuisine Solutions Brazil                                                  1,158,000           357,000
Other assets                                                                                            806,000           533,000
                                                                                                  --------------    --------------
   TOTAL ASSETS                                                                                   $  22,706,000     $  24,357,000
                                                                                                  ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                                               $   1,267,000     $   1,313,000
  Accounts payable and accrued expenses                                                               1,840,000         3,385,000
  Accrued payroll and related liabilities                                                               875,000         1,100,000
  Other accrued taxes                                                                                     3,000             9,000
                                                                                                  --------------    --------------
     Total current liabilities                                                                        3,985,000         5,807,000

Long-term debt, less current portion                                                                  1,724,000         1,136,000
Other liabilities                                                                                        20,000            22,000
                                                                                                  --------------    --------------
    Total liabilities                                                                                 5,729,000         6,965,000
                                                                                                  --------------    --------------

Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares authorized, 15,647,370 shares and 15,578,620 issued and 14,824,588 shares
    and 14,755,838 outstanding at March 31, 2001 and June 24, 2000 respectively.                        157,000           156,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                                               -                 -
 Additional paid-in capital                                                                          28,333,000        28,276,000
Accumulated deficit                                                                                  (9,060,000)       (8,506,000)
Accumulated Other Comprehensive Income
 Unrealized losses on debt and equity investments                                                       (58,000)         (453,000)
 Cumulative translation adjustment                                                                     (348,000)          (34,000)
 Treasury stock, at cost (822,782 shares
  at Mar 31, 2001 and June 24, 2000)                                                                 (2,047,000)       (2,047,000)
                                                                                                  --------------    --------------
    Total stockholders' equity                                                                       16,977,000        17,392,000
                                                                                                  --------------    --------------
Commitments and contingencies

                                                                                                  --------------    --------------
  Total liabilities and stockholders' equity                                                      $  22,706,000     $  24,357,000
                                                                                                  ==============    ==============

See accompanying notes to consolidated financial statements.

                           CUISINE SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                           -----------------------------------  ----------------------------------
                                                                     THIRD QUARTER                          YEAR TO DATE
                                                           -----------------------------------  ----------------------------------
                                                                  SIXTEEN WEEKS ENDED                    FORTY WEEKS ENDED
                                                           -----------------------------------  ----------------------------------
                                                              Mar 31,              Apr 1,          Mar 31,              Apr 1,
                                                                2001                2000             2001                2000
                                                           ---------------      --------------  ---------------      -------------
NET SALES                                                      $9,305,000          $9,601,000      $27,111,000        $26,192,000
Cost of goods sold                                              7,626,000           8,446,000       20,857,000         20,701,000
                                                           -----------------------------------  ----------------------------------
    GROSS MARGIN                                                1,679,000           1,155,000        6,254,000          5,491,000

SELLING AND ADMINISTRATION                                      2,350,000           2,501,000        6,517,000          6,868,000
DEPRECIATION AND AMORTIZATION                                     135,000              83,000          327,000            135,000
OTHER INCOME                                                            0             (82,000)               0            (82,000)
                                                           -----------------------------------  ----------------------------------
    LOSS FROM OPERATIONS                                         (806,000)         (1,347,000)        (590,000)        (1,430,000)
                                                           -----------------------------------  ----------------------------------

NONOPERATING INCOME (EXPENSE)
    INVESTMENT INCOME                                              46,000             110,000          152,000            304,000
    INTEREST EXPENSE                                              (38,000)            (56,000)        (129,000)          (144,000)
    OTHER INCOME                                                    3,000              19,000           13,000             42,000
                                                           -----------------------------------  ----------------------------------
        TOTAL  NONOPERATING INCOME                                 11,000              73,000           36,000            202,000
                                                           -----------------------------------  ----------------------------------


LOSS FROM OPERATIONS BEFORE INCOME TAX                           (795,000)         (1,274,000)        (554,000)        (1,228,000)
PROVISION FOR INCOME TAX BENEFIT (EXPENSE)                              -                   -                -                  -
                                                           -----------------------------------  ----------------------------------


                                                           -----------------------------------  ----------------------------------
NET LOSS                                                       $ (795,000)       $ (1,274,000)      $ (554,000)      $ (1,228,000)
                                                           ===================================  ==================================


BASIC AND DILUTED LOSS PER SHARE                                   ($0.05)             ($0.09)          ($0.04)            ($0.08)


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED        14,766,385          14,755,838       14,760,057         14,770,838
                                                           ===================================  ==================================


See accompanying notes to consolidated financial statements.

                           CUISINE SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                        -------------------------------------
                                                                                     Year to date
                                                                                  Forty weeks ended
                                                                          Mar. 31,                 Apr 1,
                                                                            2001                    2000
                                                                        --------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $ (554,000)          $ (1,228,000)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Depreciation and amortization                                             727,000                726,000
    Loss on sale of investments                                               158,000                   -
    Change in cumulative translation adjustment                              (314,000)              (268,000)
    Changes in assets and liabilities:
       Decrease (Increase) in accounts receivable trade, net                1,122,000               (579,000)
       Increase in inventory                                               (1,499,000)              (818,000)
       Increase in prepaid expenses                                           (24,000)              (358,000)
       Decrease (Increase) in notes receivable, related party                 100,000                (13,000)
       Increase in Investments and Advances in Cuisine Solutions Brazil      (801,000)                  -
       Increase in other assets                                               (15,000)              (245,000)
       Decrease in accounts payable and accrued expenses                   (1,545,000)              (206,000)
       (Decrease) Increase in accrued payroll and related liabilities        (225,000)                37,000
       Decrease in other liabilities                                           (2,000)              (236,000)
       Decrease in other accrued taxes                                         (6,000)               (32,000)
                                                                        --------------          -------------
  Net cash used in operating activities                                    (2,878,000)            (3,220,000)
                                                                        --------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments                                                      2,418,000              2,540,000
   Purchase of investments                                                      -                    (47,000)
   Capital expenditures                                                    (1,001,000)            (1,281,000)
   Purchase of Treasury Stock                                                   -                    (30,000)
                                                                        --------------          -------------
  Net cash provided by investing activities                                 1,417,000              1,182,000
                                                                        --------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock options                                      58,000                   -
  Additions to debt                                                           542,000                502,000
  Reductions of debt                                                            -                   (103,000)
                                                                        --------------          -------------
      Net cash provided by financing activities                               600,000                399,000
                                                                        --------------          -------------

      Net decrease in cash and cash equivalents                              (861,000)            (1,639,000)
      Cash and cash equivalents, beginning of period                          948,000              1,866,000
                                                                        --------------          -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $     87,000           $    227,000
                                                                        ==============          =============






See accompanying notes to consolidated financial statements

                           CUISINE SOLUTIONS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)


                                                    Additional
                                        Common        Paid-In      Accumulated
                                         Stock        Capital        Deficit
                                      -----------  -------------- --------------

                                      -----------  -------------- --------------
BALANCE, JUNE 24, 2000                 $ 156,000    $ 28,276,000    $(8,506,000)
                                      ===========  ============== ==============
EXERCISE OF COMMON STOCK OPTIONS           1,000          57,000
   THIRD QUARTER YTD 2001 NET LOSS                                     (554,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND
   EQUITY INVESTMENTS
   TRANSLATION ADJUSTMENT                                    -
   OTHER COMPREHENSIVE INCOME/(LOSS)

COMPREHENSIVE INCOME/(LOSS)

                                      -----------  -------------- --------------
BALANCE, MARCH 31, 2001                $ 157,000    $ 28,333,000    $(9,060,000)
                                      ===========  ============== ==============





                                                    Unrealized Gains
                                      Cumulative    (Losses) on Debt                        Total
                                       Translation    and Equity          Treasury      Stockholders'
                                       Adjustment    Investments            Stock           Equity
                                      ------------  -------------     --------------  ---------------

                                      ------------  -------------     --------------  ---------------
BALANCE, JUNE 24, 2000                   $(34,000)    $ (453,000)       $(2,047,000)    $ 17,392,000
                                      ============  =============     ==============  ===============
EXERCISE OF COMMON STOCK OPTIONS                                                              58,000
   THIRD QUARTER YTD 2001 NET LOSS                                                          (554,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND                                                 -                -
   EQUITY INVESTMENTS                                    395,000                             395,000
   TRANSLATION ADJUSTMENT                (314,000)                                          (314,000)
   OTHER COMPREHENSIVE INCOME/(LOSS)                                                          81,000
                                                                                      ---------------
COMPREHENSIVE INCOME/(LOSS)                                                                 (473,000)

                                      ------------  -------------     --------------  ---------------
BALANCE, MARCH 31, 2001                $ (348,000)     $ (58,000)       $(2,047,000)    $ 16,977,000
                                      ============  =============     ==============  ===============

                           CUISINE SOLUTIONS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)


                                                     Additional                       Cumulative
                                       Common          Paid-In       Accumulated      Translation
                                        Stock          Capital         Deficit        Adjustment
                                    --------------  --------------  ---------------   ------------

                                    --------------  --------------  ---------------   ------------
BALANCE, JUNE 26,1999                   $ 156,000    $ 28,276,000      $(6,526,000)      $(34,000)
                                    ==============  ==============  ===============   ============

   THIRD QUARTER YTD 2000 NET LOSS                                      (1,228,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND
   EQUITY INVESTMENTS
   TRANSLATION ADJUSTMENT                                     -                          (268,000)
   OTHER COMPREHENSIVE INCOME/(LOSS)


COMPREHENSIVE INCOME/(LOSS)

 TREASURY SHARES PURCHASES
                                    --------------  --------------  ---------------   ------------
BALANCE, APRIL 1, 2000                  $ 156,000    $ 28,276,000      $(7,754,000)    $ (302,000)
                                    ==============  ==============  ===============   ============

                                      Unrealized Gains
                                      (Losses) on Debt                     Total
                                        and Equity        Treasury     Stockholders'
                                       Investments          Stock         Equity
                                    -----------------   -------------- --------------

                                    -----------------   -------------- --------------
BALANCE, JUNE 26,1999                     $ (513,000)     $(2,017,000)  $ 19,342,000
                                    =================   ============== ==============

   THIRD QUARTER YTD 2000 NET LOSS                                        (1,228,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND                                   -              -
   EQUITY INVESTMENTS                        (47,000)                        (47,000)
   TRANSLATION ADJUSTMENT                                                   (268,000)
   OTHER COMPREHENSIVE INCOME/(LOSS)                                        (315,000)
                                                                       --------------
COMPREHENSIVE INCOME/(LOSS)                                               (1,543,000)

 TREASURY SHARES PURCHASES                                    (30,000)       (30,000)
                                    -----------------   -------------- --------------
BALANCE, APRIL 1, 2000                    $ (560,000)     $(2,047,000)  $ 17,769,000
                                    =================   ============== ==============




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

2)     Fiscal Periods

     The Company utilizes a 52/53-week fiscal year which ends on the last Saturday in June. Fiscal year 2001 will end on June 30, 2001. The first, second and fourth quarters, of fiscal years 2001 and 2000 contain 12 weeks, and the third quarter contains 16 weeks. Cuisine Solutions France, acquired by Cuisine Solutions during fiscal year 2000, used twelve-month calendar accounting periods during fiscal year 1999 and changed to Cuisine Solutions accounting periods effective with period 8 of fiscal year 2000. Cuisine Solutions consolidated statements for fiscal year 2001 included three four week periods of activity for the first quarter for each of the subsidiaries, while fiscal year 2000 included three months, July-September, of activity for Cuisine Solutions France and three four week periods for the other subsidiaries.

3)   Inventory

     Inventories are valued at the lower of cost, determined by the first-in, first-out method (FIFO), or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

     Inventory consists of:

                                      Mar 31,    Jun. 24,
                                        2001       2000
-----------------------------------------------------------

Raw materials                        $1,436,000 $1,424,000

Frozen product & other finished
goods                                 5,153,000  3,575,000

Packing materials & supplies            364,000    372,000
                                     ----------------------


                                      6,953,000  5,371,000


Less obsolescence reserve             (271,000)  (188,000)
                                     ----------------------


                                     $6,682,000 $5,183,000
                                     ======================

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

     Cuisine Solutions France has achieved the minimum target for the 750,000 shares as of March 31, 2001. The additional 250,000 shares can be attained by earning FFr 323,000 during the fourth quarter. Based upon the current sales performance, it is anticipated that the 1,000,000 shares will be issued to the seller.

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

8)      Earnings (Loss) per share

        Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the relevant periods. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the relevant periods. For the sixteen and forty weeks ended March 31, 2001 and April 1, 2000, the assumed exercise of the Company's outstanding stock options would be anti-dilutive.

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

RESULTS OF OPERATIONS

     Cuisine Solutions, Inc. reported a net loss of $795,000 for third quarter 2001 compared to a net loss of $1,274,000 a year ago, a decreased loss of $479,000. Revenue in third quarter 2001 decreased from $9,601,000 to $9,305,00, a 3.1% decrease compared to the previous year due to a sales decline in the core sales channels Foodservice and On Board Services. These declines were driven by temporary cost saving programs of large customers. The sales in the US dollar value of European growth was diluted due to foreign exchange rate changes in the US dollar versus the French franc and Norwegian kroner compared to previous year. The decrease in net loss was driven by a stronger gross margin and lower general and administrative expenses as a percent of sales.

The third quarter year to date 2001 net loss totaled $554,000 compared to $1,228,000 a year ago, an improvement of $674,000. Year to date 2001 sales increased by 3.5% compared with year to date 2000 sales.

NET SALES

Third quarter fiscal 2001 sales totaled $9,305,000, down 3.1% from third quarter 2000 sales of $9,601,000.


                               Q3 FISCAL 2001      Q3 FISCAL 2000   $CHANGE      %CHANGE
                               --------------     ---------------- ---------    --------

 USA                             $   6,141,000    $   6,945,000   $(804,000)   (11.6%)

 Norway                                 12,000          526,000    (514,000)   (97.7%)

 France                              3,152,000        2,130,000    1,022,000     48.0%

                               --------------------------------------------------------
Total Product Sales Revenue      $   9,305,000    $   9,601,000   $ (296,000)    (3.1%)
                               ========================================================

USA SALES

Fiscal year 2001 third quarter sales in the USA decreased $804,000 to $6,141,000, an 11.6% decrease from the previous year third quarter sales of $6,945,000.

     Cuisine Solutions USA Fiscal Year 2001 third quarter sales by sales channel


                                          Q3 FY01   Q3 FY00   $CHANGE   %CHANGE
                                          -------   -------   -------   -------
Food Service                            $ 2,455,000 2,742,000 (287,000)   (10.5%)
On Board Services                         2,938,000 3,565,000 (627,000)   (17.6%)
Retail                                      255,000   130,000   125,000     96.2%
Military                                    343,000   223,000   120,000     53.8%
New Business                                150,000   285,000 (135,000)   (47.4%)

                                          ----------------------------------------
TOTAL                                   $ 6,141,000 6,945,000 (804,000)   (11.6%)
                                          ========================================

Third quarter fiscal 2001 sales to the USA Foodservice channel totaled $2,455,000 versus previous years third quarter total of $2,742,000 a decrease of $287,000 or 10.5%. The decrease was driven by decreased sales to hotel events through distributors as well as to restaurant chains and NASCAR events. Additionally, businesses did not hold as many large banquet events as they did in the previous year. The decreased sales for the quarter were, however, partly compensated by the decrease of related sales and marketing expenses and higher contribution margins. The Company's reorganization of the Foodservice channel in order to focus sales efforts on key accounts, large events, and use distributors to manage lower volume opportunities was implemented, whereas sales and marketing expenses were simultaneously reduced. Furthermore, Cuisine Solutions started with the implementation of a call center to improve direct customer sales.

Fiscal year 2001 third quarter sales to the USA On Board Services channel were $2,938,000, a decrease of $627,000 from the previous year's third quarter sales of $3,565,000. This 17.6% decrease was driven by decreased sales to airlines and U.S. rail services due to the impact of cost saving programs of some large customers on renewed contracts. Sales to harbor cruise lines did remain flat for the third quarter, however, these sales are expected to increase during the fourth quarter as the tourist season picks up.

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

Retail sales for the third quarter of fiscal year 2001 increased $125,000, a 96% increase to $255,000 from $130,000 during the same period of the previous year. The Retail Sales channel was formally created during fiscal year 2001 with the objective of penetrating the In-Store Deli category of major North American retailers. Retail sales also include sales to Internet companies that provide home delivery. The sales channel and related growth is following a strategy plan for large volume opportunities for high quality products. Cuisine Solutions is providing retailers with a heat and serve program that allows supermarkets to upgrade the variety and quality of meals offered. The Company is working with retailers to develop best methodology to execute the program.

Military sales for the third quarter of fiscal year 2001 increased $120,000, a 54% to $343,000 from $223,000 during the same period of the previous year. During fiscal year 2001, Company Management decided to build more structure around the management of military sales opportunities. Military sales continue to be managed via a broker/distributor, but the Company has placed specific objectives for the broker and eliminated a commission compensation structure and now invoicing the broker direct for all orders placing the responsibility for inventory and accounts receivable management on the broker/distributor. The Company believes that a growing opportunity exists within the military as the military faces a challenge to attract and retain personnel and the demands for ethnic and special foods continue to increase within the military.

New Business sales for the third quarter of fiscal year 2001 decreased $135,000, a 47% decrease to $150,000 from $285,000 during the same period of the previous year. The sales decline is attributed to decreased sales to catalog companies and chain restaurants. The Company proceeded in investigating opportunities to supply national chain restaurants with entrees and special meals such as vegetarian dishes. The Company believes the Cuisine Solutions product line would be ideal for special menu items, since the product has high quality, is easy to execute, has a long shelf life and a high level of food safety.

NORWAY SALES

Sales to Europe from Cuisine Solutions Norway during the third quarter of fiscal 2001 were $12,000, down $514,000 or 97.7% from the $526,000 reported for the third quarter of fiscal 2000. The Norwegian facility produces product sold to Cuisine Solutions France and Cuisine Solutions USA. Most new customer sales in Europe are now processed through the Cuisine Solutions France. Inter-company sales from Cuisine Solutions Norway are eliminated and reported as sales from either Cuisine Solutions France or Cuisine Solutions USA. Total production and inter-company sales measured in Norwegian Kroner were down 24% during the third quarter of fiscal 2001 versus the same period in the previous year. Total Norwegian sales before inter-company eliminations in both US dollars and Norwegian Kroners were as follows:


                              FISCAL 2001      FISCAL 2000
                             NORWAY Q3 SALES  NORWAY Q3 SALES   $CHANGE     %CHANGE
                             ---------------  ---------------   -------     -------
Sales in US Dollars                1,020,000        1,428,000    (408,000)    (28.6%)

Sales in Norwegian Kroners         9,079,000       11,918,000  (2,839,000)    (23.8%)

Average Exchange Rate                  8.901            8.346


The decrease in sales is primarily caused by the decreased demand of raw materials from Cuisine Solutions USA due to the reduced business volume during the third quarter of fiscal year 2001.

FRANCE SALES

The total fiscal year 2001 third quarter sales during this period in US dollars were $3,152,000 versus previous year sales of $2,130,000, a reported increase of $1,022,000 or 48.0%. Sales in French francs during the same period were FRF 22,467,000 versus FRF 14,445,000 respectively, an increase of 55.5%. The differences in growth are due to the US dollar-French franc fluctuations in the exchange rate for the respective periods.

The schedule of sales from Cuisine Solutions France and respective exchange rates are as follows:

                                 FISCAL 2001       FISCAL 2000
                                FRANCE Q3 SALES  FRANCE Q3 SALES   $CHANGE     %CHANGE
                                ---------------  ---------------   -------     -------
Sales in US Dollars                   3,152,000        2,130,000    1,022,000      48.0%

Sales in French Francs               22,467,000       14,445,000    8,022,000      55.5%

Average Exchange Rate                     7.128            6.782

The Cuisine Solutions France sales for the third quarter of the previous year, fiscal 2000, include sales from January 1 through March 31, 2000 versus fiscal year 2001 third quarter that includes sales from December 10, 2000 through March 31, 2001. Therefore, the third quarter of fiscal year 2001 includes three weeks of additional sales compared to the third quarter of fiscal year 2000. The differences in dates are due to the change Cuisine Solutions France made in the accounting calendar from calendar periods in fiscal year 2000 to thirteen accounting period in fiscal year 2001 to match Cuisine Solutions USA accounting calendar of thirteen accounting periods.

Cuisine Solutions France growth was driven by strong retail sales of private label packaged products.

BRAZIL

The Brazilian facility had its inauguration as planned in January 2001. The plant did begin with production tests during the third quarter and will effectively start with delivery of products to customers in May 2001. The Brazilian facility is the largest facility in the Cuisine Solutions Group and was designed to produce all varieties of Cuisine Solutions product as well as packaged product. During the third quarter of fiscal 2001, further multiple product presentations were conducted to retail, foodservice and airline customers in the Mercusor market region.

Cuisine Solutions Inc, owns 39% of this Brazilian subsidiary, but since no equity investment was made, no accounting investment was required and this 39% ownership is not reflected on the balance sheet.

The Company has granted a loan in the amount of $763,000 to Cuisine Solutions Brazil Ltda. during the second quarter of fiscal 2001 which is shown together with Accounts Receivables of $395,000 under "Investments and Advances in Cuisine Solutions Brazil". The loan bears interest at the London Interbank Offered Rate ("LIBOR") plus spread accepted by the Central Bank of Brazil at the time of repayment. The loan must be repaid within one year with the option to convert it into equity and controlling interest of the Brazilian Company.

GROSS MARGINS

                                                                    QUARTER ENDED
                                                                    -------------
                                                               MAR. 31,      APR.  1,
                                                                 2001          2000
                                                                 ----          ----
                                                               (dollars in thousands)
Net sales..................................................      $  9,305    $   9,601
Gross margin percentage ...................................         18.0%        12.0%
Loss from operations                                             $   (806)      (1,347)

Gross margins in the third quarter of fiscal 2001 increased relatively by 6% from the previous year.

However, margins were reduced compared to the previous two quarters of the current fiscal year due to the reduced sales volume which in turn impact the ability to cover fixed production overhead costs. Cuisine Solutions management is confident that larger sales volume in the USA with its impact to fixed costs and continued aggressive management will result in an average target gross margin of more than 30%. The gross margin in France is expected to stay at approximately 20% due to heavy price competition without plans to complete any capital improvements by the close of fiscal year 2001.

SELLING AND ADMINISTRATIVE EXPENSES

   A comparison of selling and general administrative costs follows:

                                                                            QUARTER ENDED
                                                                            -------------
                                                                        MAR. 31,       APR. 1,
                                                                         2001          2000
                                                                         ----          ----
                                                                        (dollars in thousands)
Selling and administrative costs..................................  $     2,350      $  2,501

        Selling and administrative expenses decreased $151,000 in the third quarter of fiscal 2001 versus the third quarter of fiscal 2000. Expenses as a percent of sales were 25.3% in the third quarter of fiscal 2001 versus 26.0% in fiscal 2000. The Company has initiated an aggressive push for reduction of selling and administrative expenses and anticipates some re-organization in areas that do not provide the value to justify the expense.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization decreased $42,000 to $277,000 for the third quarter of fiscal year 2001, compared with $319,000 for the same period a year ago. This decrease is related to equipment reaching its useful life and correspondingly has been fully depreciated.

NON-OPERATING INCOME AND EXPENSE

        Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

       Interest expense relates to the borrowings relating to the Company's U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At March 31, 2001, the Company had borrowings of $2,991,000, bearing interest at rates ranging from 5.5% to 9.9%. The majority of these borrowings of $2,070,000 was through its Norwegian subsidiary and includes an outstanding principle amount of $1,078,000 for the capital lease on the building in Norway and $992,000 in a working capital line of credit. Cuisine Solutions France also has a term loan for $652,000 at 5.5% obtained to finance a plant expansion and elimination of factoring. The current portion of this loan is $13,000, and the loan is due September 2003. The remainder of the debt $8,000 is a vehicle loan used to acquire a truck for the Company's USA facility.

FORTY WEEKS ENDED MARCH 31, 2001 COMPARED TO FORTY WEEKS ENDED APRIL 1, 2000

NET SALES

     Third quarter year to date 2001 sales totaled $ 27,111,000, up 3.5% from a previous years sales of $26,192,000. A summary of the Company's operations by region and by business channel is shown below.

Total third quarter YTD sales by region are as follows: (Norway inter-company sales are eliminated)


                               YTD FISCAL 2001   YTD FISCAL 2000    $CHANGE    %CHANGE
                               ---------------   ---------------    -------    -------
 USA                             $  18,977,000   $   17,600,000  $ 1,377,000      7.8%

 Norway                                634,000        2,254,000  (1,620,000)   (71.9%)

 France                              7,500,000        6,338,000    1,162,000     18.3%

                               --------------------------------------------------------
Total Product Sales Revenue      $  27,111,000   $   26,192,000    $ 919,000      3.5%
                               ========================================================

Total year to date third quarter USA sales by business channel is as follow:


                              YTD FISCAL 2001   YTD FISCAL 2000    $CHANGE      %CHANGE
                              ---------------   ---------------    -------      -------
Foodservice                        $  6,772,000    $  6,351,000     $ 421,000       6.6%

On Board Services                    10,362,000       9,734,000       628,000       6.5%

Retail                                  551,000         353,000       198,000      56.1%

Military                                866,000         429,000       437,000     101.9%

New Business                            426,000         733,000     (307,000)    (41.9%)

                                ---------------------------------------------------------
Total                              $ 18,977,000    $ 17,600,000   $ 1,377,000       7.8%
                                =========================================================


Total fiscal year 2001 YTD Value of Norwegian Shipments (Includes inter-company sales)

                                FISCAL 2001          FISCAL 2000
                            YTD NORWAY Q3 SALES  YTD NORWAY Q3 SALES  $CHANGE   %CHANGE
                            -------------------  -------------------  -------   -------
Sales in US Dollars                   4,398,000            4,570,000  (172,000)   (3.8%)

Sales in Norwegian Kroners           39,700,000           36,417,000  3,283,000     9.0%

Average Exchange Rate                      9.027               7.969

Total fiscal year 2001 YTD Sales from France

                                FISCAL 2001           FISCAL 2000
                            YTD FRANCE Q3 SALES  YTD FRANCE Q3 SALES  $CHANGE   %CHANGE
                            -------------------  -------------------  -------   -------
Sales in US Dollars               7,500,000             6,338,000    1,162,000       18.3%

Sales in French Francs           54,749,000            40,968,000   13,781,000       33.6%

Average Exchange Rate                 7.300                 6.464

Despite the decreased sales for the third quarter fiscal 2001 YTD third quarter Foodservice sales increased $421,000 to $6,772,000, a 6.6% increase from previous YTD sales of $6,351,000. The increase is attributed to increased distributor sales to hotel events, sales of product placed on a national hotel restaurant menu and increased sales to theme parks.

Similar to the previously discussed third quarter sales decrease fiscal 2001 YTD third quarter On Board Service sales increased $628,000 to $10,362,000, a 6.4% increase from previous YTD sales of $9,734,000. The increase is attributed to increased sales to airlines as well as new sales to harbor cruise lines.

Fiscal 2001 YTD third quarter Retail sales increased $198,000 to $551,000 from previous YTD sales of $353,000. The sales increase was due to higher volume to the In-Store Deli and continued market tests of the In-Store Deli sales program.

Fiscal 2001 YTD third quarter Military sales increased $437,000 to $866,000 from previous YTD sales of $429,000. The increase is attributed to the business growth of the broker/distributor managing Cuisine Solutions product.

Fiscal 2001 YTD third quarter New Business sales decreased $307,000 to $426,000 from previous YTD sales of $733,000. The decrease is attributed to lower sales to catalog sales companies as well as lower sales to chain restaurants. The sales decreases to both customer groups were caused by the reluctance to reduce the product pricing to these customers. Management believes it was cost effective to forgo the sale rather than reduce prices and service these smaller volume sales orders.

In spite of the third quarter sales decrease the YTD shipment volume for Norway increased 9% compared with previous YTD sales. This was driven by a higher demand for salmon in both the USA and France. The USA sales dollar value was lower due to the decrease in the value of the Norwegian Kroner versus the US dollar.

The third quarter YTD US dollar value of sales from Cuisine Solutions France increased $1,162,000 to $7,500,000 from previous years YTD sales of $6,338,000. The growth in France is attributed to increased sales of private label packaged product to the retail market in France. The YTD sales in French Francs increased FRF 13,781,000 to FRF 54,749,000 from previous YTD sales of FRF 40,968,000. The French Franc sales figure is a better measure of real business growth since the real growth is diluted by the decreased value of the French franc against the US Dollar.

        A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                    YEAR TO DATE
                                                                    ------------
                                                               MAR. 31,     APR.  1,
                                                                 2001          2000
                                                                 -----         ----
                                                               (dollars in thousands)
Net sales........................................................$  27,111    $ 26,192
Gross margin percentage.........................................     23.1%       21.0%
Income (Loss) from operations....................................$   (590)      (1,430)

     Total consolidated gross margins increased by 1.9% year to date fiscal 2001 third quarter compared to a year ago. Management is confident that continued product mix management as well as strategic purchasing and capital investment in streamlining key manufacturing processes will provide additional margin potential. Management will also continue to test the elasticity of price in the Food Service channel via strategic price increases.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization remained flat at $727,000 for year to date third quarter of fiscal year 2001, compared with $726,000 for the same period a year ago.

NON-OPERATING INCOME AND EXPENSE

        Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

       Interest expense relates to the borrowings relating to the Company's U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At March 31, 2001, the Company had borrowings of approximately $2,991,000, bearing interest at rates ranging from 5.5% to 9.9%. The majority of these borrowings of $2,070,000 was through its Norwegian subsidiary and includes an outstanding principle amount of $1,078,000 for the capital lease on the building in Norway and $992,000 in a working capital line of credit. Cuisine Solutions France also has a term loan for $652,000 at 5.5% obtained to finance a plant expansion and elimination of factoring. The current portion of this loan is $13,000, and loan is due September 2003. The remainder of the debt $8,000 is a vehicle loan used to acquire a truck for the Company's USA facility.

PROVISION FOR TAXES

      No provision for income taxes was made during the third quarter of fiscal 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company's combined total of cash and short-term investment balances was $87,000, compared with $948,000 at June 24, 2000. This decrease is the result of the increased inventory and capital spending. Additionally, the Company held investments of $2,534,000 and $4,715,000 at March 31, 2001 and June 24, 2000, respectively, with maturities greater than one year. There is no restriction on cash balances at the end of the fiscal 2001 third quarter.

     Net cash used by operations amounted to $2,878,000 for year to date 2001, compared to cash used of $3,527,000 a year ago. Cash in the amount of $1,417,000 was provided by investing activities, largely due to the sale of investments at maturity. Cash in the amount of $600,000 was provided by financing activities related to the Norwegian and French operations expanded use of a working capital line of credit.

     The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of March 31, 2001, $992,000 was outstanding under this overdraft facility. The maximum amount available under line of credit is currently $1,120,000.

FUTURE PROSPECTS

MARKETING EFFORTS

        In fiscal year 2001, the Company's strategy will involve increasing the Cuisine Solutions market share while improving image of pre-prepared frozen entrees in the banquet, airline, rail, cruise line and retail industries.

FOODSERVICE

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

ON BOARD SERVICES

        On Board Services has enjoyed aggressive growth during YTD 2001 although the third quarter sales slowed, management expects the growth rates to be back by the first quarter of fiscal year 2002. Key growth areas include an aggressive rollout of the pasta product line now that the company has additional capacity, penetration into existing key accounts and growth into new accounts. In addition to domestic growth, the On Board Services Group has already initiated aggressive campaigns to expand into the European markets providing product via Cuisine Solutions France.

The On Board Service Group is currently investigating opportunities to provide prepared entrees to the vacation cruise lines. Cruise lines are facing the same labor shortages, cost issues, quality and consistency problems facing the Foodservice industry. The Company expects this to be a longer selling process, therefore, no sales to this customer group are expected during this fiscal year.

The On Board Service Group has already initiated discussion and conducted product presentations to airlines servicing Mercusor countries. The Company anticipates some sales to airlines served from the Brazilian facility during the fourth quarter of fiscal year 2001.

RETAIL

Cuisine Solutions has been conducting tests in the retail market with sales and marketing strategy focused on the Supermarket In-Store Deli channel and received a very high level of consumer acceptance to the products with significant sales growth from the initial Deli/Prepared Foods store sets. The Cuisine Solutions product line provides the In-Store Deli channel with high quality entrees and sauces at price points that provide consumers with considerable value. The packaging of the product line has been re-configured enable retailers to store adequate quantities, provide ease of execution and minimize on hand inventory. The Company has also developed an in-store-marketing program to help retailers display the product and maintain a high quality case presentation. Benefits to retailers include high dollar unit sales, a high profit margin, minimum shrink loss, a high level of food safety and an upscale case presentation. Management is monitoring this program since success could delivery significant future growth to the Company. The Company's management expects to see continued aggressive growth in this sales channel.

FRANCE

Cuisine Solutions France has experienced significant growth during fiscal year 2001, but the growth has been limited to sales in France. Management has initiated the development of a strategic sales plan to expand the selling efforts to other European countries. Management has narrowed the focus to Germany and the United Kingdom. Results from market studies are currently in review for the execution of a strategic plan during the fourth quarter of fiscal year 2001.

Cuisine Solutions France is also a margin supplier of pre-prepared packaged meals sold through the retail supermarket channel. This experience and the existence of a highly successful production line has opened doors for future opportunities in both North and South America.

Year to date growth rates in France are expected to continue for the balance of the fiscal year.

BRAZIL

The Brazilian facility is currently in a test production phase after the successful opening in January 2001. Several sales presentations have been made to major retail customers, airline companies and foodservice distributors throughout Brazil. The Company is expecting initial sales during the fourth quarter of fiscal 2001 and anticipates significant growth during fiscal 2002.





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

Foreign Currency Risk:

        International operations constitute 30% of year to date 2001 Company sales. The majority of the Company's sales are denominated in U.S. dollars, thereby limiting the Company's risk to changes in foreign currency rates. The Norwegian subsidiary's sales are denominated in Norwegian kroner while the French subsidiary reports in French francs. As currency exchange rates, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales which are subject to these foreign currency fluctuations are approximately 30% of the Company's sales. The net assets of the subsidiaries are approximately 27% of the Company's net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's 17th annual meeting of shareholders was held on October 25, 2000 in Dulles, Virginia at the Washington Dulles Airport Marriott Hotel. The following individuals were re-elected to serve as Directors for a period of one year and until their successors are elected and qualify: Jean-Louis Vilgrain (Chairman), Stanislas Vilgrain (President & CEO), Alexandre Vilgrain, Mr. Charles McGettigan, Mr. David Jordan and Ms. Nancy Schaefer.

Robert van Roijen was elected Director of Cuisine Solutions, Inc. on January 31, 2001. Mr. van Roijen founded and is President of Tox Financial Company, a money management firm in Winter Park, Florida. He is also a founding partner of Patience Partners, a hedge fund specializing in small capitalization stocks.

Mr. van Roijen also serves on the Board of Quixote Corporation, and Security Storage Company of Washington, D.C. From 1977 to 1987 he was President and Chairman of the Board of Control Laser Corporation, a manufacturer of industrial lasers. In 1965 he joined IBM where he held a variety of positions in marketing and as a liaison to the Executive Offices of the U.S. Government. Prior to that he served as an officer of the U.S. Marine Corps for three years. Mr. van Roijen is a graduate of Harvard College.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   CUISINE SOLUTIONS, INC.

Date:   May 3, 2001                                By: /s/Stanislas Vilgrain
    ---------------------                              ---------------------
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