Form 10-K
period 2001-06-30
CUISINE SOLUTIONS INC
filed 2001-09-28
CIK 737602

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-K
                                  (MARK ONE)
 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                       ----- ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED: June 30, 2001
                                -------------
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                ------ EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
 FOR THE TRANSITION PERIOD FROM ___________________ TO ______________________
                       COMMISSION FILE NUMBER: 0-12800
                                  ----------
                           CUISINE SOLUTIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                             Delaware 52-0948383
                             -------- ----------
               (STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)
            85 South Bragg Street, Suite 600, Alexandria, VA 22312
            ------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 270-2900
                                --------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES X  NO
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 21, 2001 as reported on the NASDAQ/OTC Bulletin Board Market Quotation System, was approximately $4,285,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 21, 2001, there were 14,824,588 shares outstanding of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference in Parts III and IV of this Form 10-K Report: Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders to be filed - Items 10, 11, 12 and 13.

Exhibit Index is located on page 20.

                                    PART I
ITEM 1. BUSINESS
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Cuisine Solutions produces and markets prepared foods to the Food Service Industry to include sales channels such as airlines, passenger trains, harbor cruise lines, retail supermarket in-store delis, national restaurants and hotel banquets. During the fiscal year 1999, the Company started in a second industry segment relating to international management services. The Company will provide ongoing management advisory services under separate service contracts to include global management and food manufacturing expertise. The Company earned $446,000 fees for management services during fiscal 2001.

GENERAL
Cuisine Solutions has been providing high quality entrees to the Foodservice market for over eleven years. The company is recognized in the market place as having the highest quality frozen food product line in the world.

Cuisine Solutions unique use of sous-vide processing allows Cuisine Solutions to produce high quality entrees and sauces for use in hotel banquets, restaurants, first class and business class meal service and retail frozen foods and prepared products for retail in-store delis.

The Cuisine Solutions strategy began in 1988 when as Vie de France, Management recognized the growing trend and future demand for high quality foods at value prices.

In addition to quality, Management also saw the growing need for clean ingredient statements, meaning reduced use of chemical and natural preservatives to enhance flavor and shelf life.

The special cooking process involved preparation of Cuisine Solutions products using chef developed recipes and only the finest quality ingredients. The cooking process involves slowly cooking the products for longer period of time than most food companies and at lower cooking temperatures. This special process is a culmination of culinary art and food science in that it requires precise controls of the cooking process and each precise control is applied to each individual recipe. This process involved a decade of research and development to produce the wide range of high quality products currently offered by Cuisine Solutions. This entire process is managed through precise computerized cooking equipment under the supervision of culinary professionals.

What does this mean to the market place? Well, today consumer trends are moving heavily towards fast food and convenience. What has suffered in the meantime is culinary quality and nutrition. The trend also includes an increased demand for high quality, unique ethnic recipes while consumers have lower cooking skills.

The Cuisine Solutions product line enables foodservice providers that require exceptional quality to now purchase fully cooked, high quality products from Cuisine Solutions rather than the alternative of preparing products from scratch.

Cuisine Solutions products also enable foodservice providers to provide a wide range of products and eliminate the need for raw materials and logistics, especially for last minute events. They contribute to reduce the labor required to prepare food products; increase food safety by reducing manual product handling, reduce yield losses, and provide consistent portion sizes.

In addition to the above benefits, Cuisine Solutions products do not require additional preservatives normally found in prepared foods due to our unique cooking process. This makes Cuisine Solutions products especially attractive to foodservice establishments, national restaurant chains, retail frozen and in-store deli prepared foods, health care facilities, as well as large upscale event caterers.

Cuisine Solutions has a strong presence in both North America and Europe, having the unique capability to service target airlines both to and from Europe. The recently added facility in Brazil has also added the ability to provide same airline meals to South American airline traffic to both Europe and North America.

A significant part of the Cuisine Solutions strategy is to locate production facilities in places where finished goods are in demand, as well as in countries that are the most efficient source of quality raw materials such as Norway for salmon, Brazil for poultry and pork and Chile for white fish and seafood.

The Brazilian facility will provide Cuisine Solutions with both quality and price to effectively compete on a larger scale in the European market place and open new markets that have been traditionally dominated by larger companies.

Cuisine Solutions has initiated plans to build a facility in Chile to position Cuisine Solutions as a major competitor in the global seafood market since the sous-vide process provides exceptional quality finished product on seafood items.

Supported by the best and most experience technical team in this cooking technology` and enhanced by the collaboration of some of the best culinary chefs in the industry, Cuisine Solutions provides a unique value to the market place with its quality consistent products. It gives the struggling, overworked, understaffed foodservice operators expanded menu lines, labor savings, flexibility, serving time reduction, reduced yield losses and increased food safety.

The Company operates 4 production facilities on three continents, two in Europe, one in the USA and one in South America. It has strategically positioned itself to be a high quality provider of prepared foods, with unique product capabilities at competitive market prices.

Cuisine Solutions has been growing consistently since fiscal year 1998 as management continues its' strategic plan to provide product awareness in the retail and hotel banquet sales channels as well as increased market share of the airline and railroad market opportunities.

Cuisine Solutions currently serves product through the following sales channels:

On Board Services: Airlines, Railroad and Cruise Lines;
Foodservice: Hotel banquets, Convention Centers, Sport Stadiums and other Special Events such as the Superbowl, Olympics, World Cup, and Sales to Restaurant Chains;
Retail: Supermarket In-Store Deli and premium frozen retail category; Sales to Military through distributors;

The On Board Services (OBS) channel includes customers that provide transportation services to the general public and serve meals. With chef created high quality fully cooked pasteurized products, and the ability to make changes quickly and easily, Cuisine Solutions has become the preferred supplier to the world's top airlines for their business and first class services. Airlines and On Board Services caterers also recognize the value of Cuisine Solutions global presence, which allows them to design high-class menus to the United States from Europe and South America. The ability to create high quality meals in three continents gives Cuisine Solutions a strong competitive edge in the development of standardized quality meals for non-USA and USA airlines with flight routes departing from South America and Europe. Most USA carriers are now working with Cuisine Solutions and the Company is developing commercial relations with large European and South American airlines and caterers. The On Board Services sales segment is also the supplier of choice for national railroad companies in first class services in the USA and France. Focused effort and services towards this market has allowed Cuisine Solutions to gain dominant market share. The On Board Services group is currently working to develop sales and services with large global operators of luxury cruise lines. The On Board Services channel experienced consistent growth over the past years. Cuisine Solutions products and services along with its international presence should become the supplier of choice of this new exciting global customer group of the On Board Services.

The Foodservice sales channel serves product to hotel banquets, hotel restaurants, sports stadiums, large special event caterers, and national restaurant chains. Cuisine Solutions products are attractive for foodservice understaffed and overworked operators, as it improves both their revenue capability and their meal costs. Revenue capability is improved as Cuisine Solutions products and menu services enhance and enlarge food operators menu offerings, increases their table rotation through faster delivery of meals, and improves the quality, safety and consistency of their menu offerings. Cuisine Solutions products facilitate the offerings of special menu and promotions programs, which result in higher customer headcount and a higher average check per customer. The cost of meals is reduced for the food operator as Cuisine Solutions products and technical services reduce production labor cost and yield losses, while lowering utility and equipment use time. Cuisine Solutions products also offer a unique way of controlling portion costs and recipe execution. Pre-prepared entrees also offer additional savings in kitchen space, equipment, capital investment and leasehold improvement costs.

There are many prepared food manufacturers in the industry, but most can be classified as large processors with mass production and quality associated with mass production frozen foods. They operate large, heavily capitalized facilities, providing very little flexibility, variety and responsiveness to the market place. Smaller manufacturers can provide more flexibility and variety, but are limited in capacity, and do not have global expansion opportunities. Our competitors do not have access to our sous-vide technology that involves significant R&D in addition to specialized equipment and equipment knowledge. The Company consolidated the Foodservice sales channel during fiscal year 2001, placing airlines, national restaurant chains, hotels and banquets under one sales channel and Management Group. Cuisine Solutions has been able to successfully cut down on administrative cost via elimination of positions and reduction of business travel. This cost reduction has been aided by the creation of a call center that pro-actively contacts customers to follow up on orders, a process that has been successful in our French subsidiary for many years. The Foodservice channel currently provides the highest gross margins to the Company and experienced consistent growth during fiscal year 2001. Objectives for Fiscal 2002 include continued penetration into key national accounts, banquet centers and casinos. Cuisine Solutions will also pursue increased sales via the call center initiated during fiscal year 2001. Management intends to pursue larger accounts during fiscal 2002 since Cuisine Solutions pricing, both current and future, will be affected by the number of products and the efficiency and productivity of both the sales force and production facilities. Management expects double digit growth rates in Europe, but is uncertain of the impact the slowdown in the US economy will have on USA sales.

Cuisine Solutions initiated its strategic involvement in the retail sales channel upon completion of the acquisition of the French subsidiary, Cuisine Solutions France, in December 1999. Cuisine Solutions France has been achieving considerable success with its retail partnership with French retailers in the packaged, premium private label category. Cuisine Solutions France has had consistent sales growth over the previous four year period. French consumers are demanding when it involves food quality. The ability of Cuisine Solutions France to meet these demands resulted in increased revenues of more than forty percent during fiscal 2001. This increase of volume was critical in the attainment of the profit objectives of Cuisine Solutions France. To evaluate retail opportunities in the USA, Cuisine Solutions initiated a strategy to introduce its product line to the USA retailers via the in-store deli market. The marketing strategy enabled Cuisine Solutions to take advantage of the quality, consistency, cost and safety benefits provided to the Company's Foodservice customers and initiate in-store deli programs in the USA with minimal additional marketing investments. Fiscal year 2001 retail sales were just fewer than one million US dollars, an 85% increase over the previous year. The deli program also caught the attention of retail frozen food executives that requested the opportunity to evaluate the Cuisine Solutions product for the North American frozen food channel. As of the close of the fiscal year, Cuisine Solutions had multiple premium frozen food projects underway, with anticipated product rollout during fiscal year 2002.

During fiscal year 2001, Cuisine Solutions also initiated the same in-store deli program to the largest supermarket retailer in Brazil, focusing its initial sales efforts in Sao Paulo and Rio de Janeiro. The rollout plan is in progress with expectations to reach 120 stores by December 2001. The Company envisions excellent retail growth opportunities in Brazil. Cuisine Solutions has been given the opportunity to be the sole supplier to provide a complete prepared meal solution to the in-store deli category of the mentioned retailer. Its current indirect competitors in this category are local caterers. Cuisine Solutions offers better quality, consistency, cost reduction and food safety, as well as the culinary expertise to help the retailer enhance product selections and seasonal varieties. Retail objectives for fiscal year 2002 include the addition of a major retail customer in France in the upscale premium frozen packaged foods category, the only growth category of frozen food in Europe, penetration into the USA in-store deli of targeted retailers, introduction of premium frozen retail products into the USA market and completion of in-process product rollout to the in-store deli program in Brazil.

Military sales involve sales through distributors for the USA armed forces with an emphasis on sales to the US Navy. During fiscal year 2001, Company Management decided to build more structure around the management of military sales opportunities. Military sales continue to be managed via a broker/distributor. The Company has placed specific objectives for the broker and eliminated a commission compensation structure, invoicing the broker direct for all orders and placing the responsibility for inventory and accounts receivable management on the broker/distributor. This resulted in the highest sales growth in the United States compared with the other sales channels during fiscal year 2001. The Company believes that a growing opportunity exists within the military as the military faces a challenge to attract and retain personnel and the demands for ethnic and special foods continue to increase within the military.

The Company maintains manufacturing facilities in the United States, Norway, France and Brazil.

Cuisine Solutions, USA:
Cuisine Solutions operates a thirty-nine thousand square feet manufacturing facility located in Alexandria, Virginia. The facility is USDA and HACCP certified, and has the ability to produce the complete range of Cuisine Solutions products to include the new high volume enrobed pasta line.

Cuisine Solutions Norway:
Cuisine Solutions operates a sixteen thousand square feet facility located on a fjord in Hjelmeland, Norway. The award winning facility produces fully cooked salmon in a variety of sizes and flavors. This HACCP certified facility only uses the highest quality Norwegian Salmon in its facility, and produces product that is shipped to North America, Europe and Scandinavia.

Cuisine Solutions France:
Acquired by Cuisine Solutions in 1999, Cuisine Solutions France is strategically located a short drive North from Paris in Louviers, France. This fifteen thousand square feet HACCP certified facility produces a full range of traditional French recipes for the European foodservice market as well as the French retail market. The recently expanded facility can produce all of Cuisine Solutions products with the addition of retail packaging capabilities. Cuisine Solutions France is the training area for many Cuisine Solutions Operations Managers since the facility has the most collective experience using the sous vide process, and adheres to strict culinary discipline, a culture that is passed on to all of our facilities.

Cuisine Solutions Brazil:
The largest and newest facility, Cuisine Solutions Brazil, managed under a joint venture agreement, has over forty-four thousand square feet of production area and the capability to produce all Cuisine Solutions products. Cuisine Solutions Brazil is located in the Brazilian federal capital city Brasilia. The facility has been designed to handle large volume demand and was also designed for expandability to meet future additional volume requirements. The Brazilian facility initiated production in May and had initial customer production runs in May for test marketing the retail product line in Brazil. The facility also received approval from the European Community in May 2001, an approval that requires strict quality control measures in order to have the approval to ship product to Europe. Cuisine Solutions intends to take advantage of the lower cost of poultry, beef and pork in Brazil, and ship product to the European market. Cuisine Solutions Brazil will focus on the development of the South American retail and foodservice markets in fiscal year 2002.

Cuisine Solutions Chile:
In June 2001 Cuisine Solutions entered into a joint venture agreement with a Euro-Chilean partnership that will build a processing facility in Chile to produce a wide range of seafood items. The sous-vide process works exceptionally well with seafood, and the proximity to the source of high quality, lower cost materials should place Cuisine Solutions with a significant advantage in regard to both product quality and cost. Cuisine Solutions anticipates the facility to be up and running in September 2002 and has planned the initial facility to be approximately nineteen thousand square feet. The joint venture agreement was not consummated yet as cash has not been exchanged as at June 30, 2001.

Cuisine Solutions uses the latest in computerized Enterprise Resource Planning systems, enabling Cuisine Solution to link up all manufacturing sites using one on line-real time information system to track all Company resources as well as have DRP/MRP capabilities internationally.

Cuisine Solutions, Inc. was incorporated in the State of Delaware in 1974. Its principal executive offices are located at 85 South Bragg Street, Suite 600, Alexandria, VA 22312 and its telephone number at that location is (703) 270-2900.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key customers, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 2002 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

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

The Company began development of the Culinary division business in 1987, in conjunction with research previously performed by Nouvelle Carte France, a related French Company. As a result of the growth in the application of high quality frozen products in Europe, the Board authorized the establishment of the Vie de France Culinary Corporation for the express purpose of the research into and development of high quality frozen products for the U.S. market. This Company was formed in 1987, and was later merged into Vie de France Corporation. In 1989, construction began on a 30,000 square foot plant in Alexandria, Virginia designed to manufacture its sous-vide product line under the trade name Vie de France Culinary. The Culinary plant began operations in May 1990, and expanded into a 39,000 square feet building. The Company constructed a manufacturing facility in Norway, and initiated production in August 1994. The primary focus of the Norwegian facility was to supply the Company with all salmon products. The Company acquired the French company Nouvelle Carte to supply airline customers on the European side as well as supply global foodservice and retail customers. The Company entered into a joint venture to construct a manufacturing facility in Brasilia, Brazil to service airlines in the Mercusor markets, our European retail customers that have a strong presence in Brazil, and for low cost poultry and beef product exports to the European markets. The Brazilian facility started with test production during May 2001 and established regular operations with first shipments in June 2001.

During fiscal years 1991 through 1996, the Culinary Division successfully built its sales volume from zero to over $2 million in fiscal year 1991, and by fiscal year 1996 to $16 million. During fiscal year 1997, the Company restructured its sales organization to develop focused sales and marketing strategy. The Company embarked on strategic marketing campaigns to educate the market place to the advantages of sous vide processing and increase awareness of the existence of the Company and its product line. During this first year of the strategic marketing effort and re-organization, fiscal year 1997 sales declined to about $14 million. During fiscal year 1998 the Company continued its reorganization while sales remained steady at $14 million. During fiscal year 1999, sales increased to over $20 million, an increase of approximately 48%. During fiscal year 2000, sales increased to $36 million, an increase of 30.2% over fiscal 1999. Fiscal year 2001 sales slightly increased over $36 million. All subsidiaries increased their sales in local currencies before elimination of inter-company transactions. Sales from France and Norway have been diluted in US dollars compared to their real growth in local currency due to the weakening of the European currencies.

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


PRODUCTS
The Company develops, produces and markets chef-created fully cooked, fully prepared entrees and sauces. The products are high-end items without the high-end price since they can be produced in large volumes. The product line consists of items not usually available to our customers such as Osso Buco, Chilean Sea Bass, Beef Wellington and Stuffed Pork Chops as well as staple items such as plain and stuffed chicken breast. The precise cooking process allows the Company to prepare a perfect duck breast, rack of lamb or veal chop. The combination of the unique cooking process, the internal culinary expertise and international distribution has been critical to the sales success to date. During fiscal year 2000, the Company completed the installation of an enrobed pasta production line. This enrobed pasta line involves creating pasta and sauce combinations of pre-cooked pastas that allows our customers to simply heat and serve the product. Customers no longer need to purchase separate pasta and sauce, and can heat and serve rather than cook from scratch. During the enrobing process, the sauce adheres to the pasta in a special process that prevents the sauce from settling during distribution thus providing a consistent product. The pasta line went operational in 2001.

The sous-vide cooking process involved preparing a product with the required spices, vacuum sealing the product, and cooking the product under water for precise times at precise temperatures. This precision in time and temperature allows the Company to produce the exact specification on any protein item produced. The process is controlled by computerized systems, and each item is exact every time. The cooking process also provides an eighteen-month shelf life on most protein items without the need for any food additives or preservatives. The product has enormous application with health conscience retailers and health care organizations due to this lack of required additives.

The Company packages its products in two ways. Many products are vacuum-sealed and frozen in either single or multi-serving packaging and then case-packed. Single-pack items provide maximum customer flexibility, while multi-serving packs provide additional efficiency and economy for large-scale preparations. The French facility packages a private label retail carton for the frozen and refrigerated retail sales area for retail supermarkets. Approximately 46% of the sales from the French facility are to retail customers.


DISTRIBUTION
The majority of Company sales are frozen products shipped throughout the USA and Europe. Norway provides 98% of the salmon products globally while France and the USA produce non-salmon products for Europe and the USA respectively. All products are shipped frozen except for some retail sales in France, which is refrigerated. The French retail sales are all final sales, and the retailer bears the risk for any unsold product. The French facility maintains one additional third party warehouse for storage, while the USA maintains six third party outside warehouses at the end of fiscal year 2001, four warehouses have been closed during FY 2001. Most of the warehouses were created to support the Foodservice sales requirements for short lead times and product availability. The Company and internal systems can quickly and easily add or subtract additional outside warehouses when and where it is deemed necessary.

The Company sells one hundred percent of its product through its own sales personnel located in either France or the USA. Norway does not have a sales force. Norwegian product is sold to either France or the USA as inter-company sales, or sold by the sales team to ship direct from Norway to customers located in Scandinavia or England. All USA sales are to USA markets, and French sales to European markets.

RAW MATERIAL STATUS
The Company historically purchased its raw materials from a number of different suppliers at spot market prices except for USA poultry that the Company began contract purchasing in fiscal 1999. The practice of spot market purchasing and bidding out to suppliers does not allow the Company to take advantage of annual low prices in certain commodity markets, nor does it allow the Company to develop strategic partnerships with suppliers. Since systems now provide forecast capabilities and the related material requirements, the Company does engage in a more strategic approach to procurement and developed strategic purchasing programs. During fiscal year 2001, the spot market price of raw salmon remained relatively stable compared to last years forty percent increase from the second quarter through the fourth quarter on the Norwegian market.

PATENTS AND TRADEMARKS AND OTHER ITEMS IMPORTANT TO OPERATING SEGMENTS
The Company believes that its Cuisine Solutions, Inc. and Vie de France Corporation trademarks are important to its business success. Accordingly, it takes the necessary steps to protect them. During fiscal year 1998 the Company assured its protection by changing the name on all trademarks it owns to Cuisine Solutions, Inc in addition to maintaining the Vie de France Corporation trademark. The Company and Vie de France Bakery Yamazaki, Inc. entered into a Trademark and Service Mark License Agreement in 1991 and, in conjunction with the sale of the Restaurant Division, amended and restated this agreement. In 1997, the Company secured the use of a packaging trademark called MicroRoast(TM) and MicroRoti(TM) to be used in the U.S. and European market, respectively. This new packaging is designed for use in microwave ovens and imparts a roasted quality to our value-added entrees.


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


COMPETITION
The Company considers itself to be a leader in the sous-vide segment of the food service industry in the USA. At present, limited competition exists within the USA frozen wholesale component of this segment. Other firms exist in France within the retail and refrigerated components of the sous vide segment or cooked food. As such, the Company primarily competes for sales against food service providers in the frozen and raw segment, rather than against other sous-vide suppliers. The Company offers value-added products, but must offer these products in a price range that makes it economically advantageous for its users to convert from other methods of food preparation.

The Company believes its products can compete against these other methods in price, product performance and convenience. The Company also offers implementation and menu development services, as well as equipment to its customers as another means of building sales. The Company depends upon its product development, marketing, and menu items as a means of maintaining its leadership position within the sous-vide industry.


RESEARCH & DEVELOPMENT
For continuing operations, the Company invested $593,000, $447,000 and $266,000 in research and development activities in fiscal years 2001, 2000 and 1999, respectively. The Company maintains a staff of experienced culinary and food science professionals in order to provide the marketplace with innovative products on a continuous basis. The international staffing between the USA, France and Brazil provides the Company with the latest in culinary trends on both sides of the Atlantic. The French facility provides a source of dedicated culinary professionals since the French culinary training is renown for its dedication to the art of perfection with regards to food preparation.


REGULATION
The Company is subject to various Federal, state and local laws affecting its business, including health, sanitation and safety regulations. The U.S. plant operates under USDA supervision over the handling and labeling of its products. The Company believes its operations comply in all material respects with applicable laws and regulations. In addition to USDA standards, all subsidiary facilities are HACCP certified.

The Company's production facilities in Norway, France and Brazil meet European Community standards and regulations. The Norwegian products, along with certain raw materials, are subject to import regulations.


EMPLOYEES
The Company employs approximately 340 people including full-time and part-time workers and corporate staff.


GEOGRAPHIC SALES
The Company's sales are primarily focused in the United States, with sales representing 70.4%, 67.6% and 61.9% of total sales for fiscal years 2001, 2000 and 1999, respectively.


ITEM 2. PROPERTIES
The Company owns the French facility and property, and leases its USA office and its USA and Norwegian manufacturing facilities. The French facility located in Louviers, France is approximately 15,000 square feet. The U.S. plant, located in Alexandria, Virginia, is approximately 39,000 square feet. The Norway plant, located in Hjelmeland, Norway, is approximately 16,000 square feet. The Company's Norway plant is structured as a twenty-year capital lease whereby the Company will own the facility at the end of the lease term on August 31, 2014. The Company owns substantially all of the equipment used in its facilities. Lease commitments and future minimum lease payments are shown in Notes 7 and 10 to the Consolidated Financial Statements, which is included in this Form 10-K.

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

Year ended June 30, 2001 High Low
First Quarter.......................................... $ 1.625 $ 1.031
Second Quarter.........................................   2.125   1.031
Third Quarter..........................................   2.000   1.094
Fourth Quarter.........................................   1.410    .950

Year ended June 24, 2000 High Low
First Quarter.......................................... $ 1.718 $  .937
Second Quarter.........................................   1.875   1.156
Third Quarter..........................................   3.062   1.437
Fourth Quarter.........................................   2.625   1.218

Year ended June 26, 1999 High Low
First Quarter.......................................... $ .938  $  .638
Second Quarter.........................................  1.000     .375
Third Quarter..........................................  1.500     .500
Fourth Quarter.........................................  1.562    1.000


As of September 21, 2001 there were approximately 610 holders of record of the Company's Common Stock.

No dividends were paid during fiscal year 2001, 2000 and 1999.

On November 30, 1998, the Company was notified by NASDAQ that it no longer met the minimum $1.00 bid requirement to be included in the NASDAQ National Market and was delisted. The Company currently trades on the OTC Bulletin Board.

ITEM 6. SELECTED FINANCIAL DATA

                              FIVE YEAR SUMMARY
                   (in thousands, except per share amounts)

                        2001          2000          1999           1998          1997
-------------------------------------------------------------------------------------------
Net Sales               $ 36,138      $ 35,810       $ 27,492      $ 21,129      $ 19,473
Loss from
operations                 (660)       (2,313)        (1,523)       (4,406)       (3,322)

Net loss (1); (2)          (861)       (1,980)          (634)       (3,490)       (1,422)
Loss from
operations per
share                     (0.04)        (0.16)         (0.10)        (0.29)        (0.22)

Net loss per share        (0.06)        (0.13)         (0.04)        (0.23)        (0.09)

Total assets              22,761        24,357         26,874        28,910        25,935


Long term debt,
including current
portion                    2,582         2,449          2,569         3,288         3,173
Stockholders'
Equity                    16,514        17,392         19,342        21,225        13,512
Dividends per
share                          -             -              -             -             -

(1) Includes gains from sale on discontinued operations of $468 in 1997

(2) Includes loss in equity from investment in Brazil of $661


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Fiscal year 2001 revenue of $36,138,000 reflect a consolidated sales increase of 0.9% from fiscal year 2000 revenue of $35,810,000. The increase in sales were due to a 5.2% increase in US sales, a 15.1% increase in sales from France and a 74.7% decrease in non-intercompany sales from the Norwegian subsidiary. France had the second consecutive profitable year since the acquisition by Cuisine Solutions. US dollar sales from Norway decreased as new sales from Norway are now managed through the French subsidiary Cuisine Solutions France, and the weakening of the Norwegian kroner versus the US dollar. Approximately 86% of the sales from Cuisine Solutions Norway are inter-company sales to the USA and French subsidiaries, and eliminated during the financial consolidation process.

Net losses for fiscal year 2001 were $861,000, $1,119,000 lower than fiscal year 2000 losses of $1,980,000 due to improved management of costs, and lower salmon material costs.

Net losses for fiscal year 2000 and 1999 were $1,980,000 and $634,000 respectively against sales of $35,810,000 in fiscal 2000 and $27,492,000 in fiscal 1999. The increase in losses from 1999 to 2000 were driven by higher costs and lower quality of raw salmon and loss of investment income due the use of investment funds to finance operating losses and capital investments.

Nouvelle Carte was acquired during fiscal year 2000 for the purpose of establishing a European manufacturing base to service airline carriers that require same meal service both to and from Europe. The majority of Nouvelle Carte sales were to large international retail companies with a private label packaged product line, but limited to the French market. Cuisine Solutions intends to use this relationship in building business with the same retailers, develop a global retail strategy and use existing relationships to build business in both France and other countries. The acquired Company, now known as Cuisine Solutions France, is also the training grounds for the technical culinary staff and the source of many product development projects.

The company also further developed the investment known as STAR CHEF ALLIANCE, which created the FIVELEAF brand.

FIVELEAF is an extraordinary consortium of the most distinguished chefs in the United States, together with several of the best-respected chefs in France. They are: Daniel Boulud, owner of Daniel in New York City; Charlie Trotter, owner of Charlie Trotter's in Chicago; Reine Sammut, owner of Auberge La Feniere in Lourmarin, France; Antoine Westermann, owner of the Buerehiesel in Strasbourg, France; Thomas Keller, owner of The French Laundry in Yountville, California; Mark Miller, owner of the Coyote Cafe in Santa Fe, New Mexico and Red Sage in Washington, D.C.; Pierre Herme, renowned pastry chef, and Gerard Bertholon, Executive Chef of Cuisine Solutions, Inc.

The Company will produce at its plant, in Alexandria, VA, a luxury line of prepared entrees, accompaniments, and desserts created by these chefs for Americans who are passionate about the best food and the best restaurants. They will be distributed through one of America's oldest and best-respected companies, Omaha Steaks, who will manage all logistics and fulfillment.

The product line will be marketed to consumers via a national introduction in November and an intensive, upscale public relations campaign involving the most influential gourmet food magazines, food editors at the nation's most important newspapers, and a variety of important television programs. Consumers will be able to purchase FiveLeaf products over the telephone via call center, by catalog, and through the FiveLeaf Web site. Ultimately they will also be available in retail stores, beginning with the retail sites owned and operated by Omaha Steaks throughout the United States.

This is the first time in American culinary history that chefs of this caliber have been willing to associate their names and talents with a FOOD SERVICE COMPANY. They agreed to do so because of the Company's reputation for the highest standards of production and quality as well as Cuisine Solution's unique food preparation process, sous vide, which allows faithful translation of these recipes in a manner that is totally consistent with the chefs' original creations.

SALE AND GROSS MARGINS
The Company's sales of high-quality foods are sold to airlines, retail supermarkets, hotel and convention center banquets, passenger rail lines and harbor cruise lines. USA sales account for 70.4 % of total revenue, while France and Norway account for 25.5% and 2.1% after elimination inter-company sales respectively. Norway produces product for both France and the USA and total Norwegian production accounts for approximately 15% of total Company sales.

A comparison of net sales, gross margin percentages and losses from operations as follows:

                                                 Year Ended
                               June 30,           June 24,           June 26,
                                 2001               2000               1999
                                 ----               ----               ----
Net Sales                      $36,138,000        $35,810,000       $27,492,000
Gross margin percentage                25%                20%               24%
Loss from operations            $(660,000)       $(2,313,000)      $(1,523,000)

Continued execution of the strategic sales plan produced revenue of $36,138,000 in fiscal 2001, up 0.9% from fiscal year 2000 revenue of $35,810,000. The current year sales increases were primarily driven by sales to the Military, Foodservice and Retail channel. All sales channels besides the New Business channel achieved growth during fiscal 2001.

Gross margins as a percent of sales increased to 25% for fiscal 2001 compared to 20% in fiscal 2000, and 24% of fiscal 1999. The current year increase is attributed to decreased cost of salmon products purchased from Norway, which experienced significant price and supply problems during fiscal year 2000. The Company achieved other cost reductions through alternate sources of supply and product mix changes.

Management expects continous growth of the business but is uncertain of the impact the slowdown in the US economy, especially after the consideration of the September 11 terrorist attacks in New York and Virginia, will have on the USA sales.

The tragic events that occurred on September 11, 2001 has had an immediate negative impact on the airline and travel industry. During fiscal 2001, approximately 40% of Cuisine Solutions global sales involved meals to airlines through airline caterers. The majority of the Cuisine Solutions airline industry sales were to long haul routes, first and business class only.

Although the airline industry is cutting back, many of the cuts are short airline routes on non-meal shuttle flights. In addition, the associated travel industry headcount reduction may increase the dependency on prepared meal solutions due to the flexibility and reduced need for labor when using Cuisine Solutions pre-prepared meals.

Cusine Solutions has strategically built other sales channels over the previous years to include military and retail accounts and meals for passenger trains, and has seen consistent growth in its European sales from the French subsidiary.

While there are increased concerns in the marketplace, Management of Cuisine Solutions will continue the execution of its strategic plans for fiscal 2002, and remain pro-active during this period of uncertainty, to continue to build value for our shareholders.

To our shareholders, Cuisine Solutions donated product to the men and women assisting the rescue operations in both New York City and Arlington, Virginia. Our product received rave reviews and brought comfort to those working so hard to help in this troubled time.

SELLING AND ADMINISTRATION EXPENSES
A comparison of selling and general administrative costs follows:

                                                     Year Ended
                                   June 30,         June 24,           June 26,
                                     2001             2000               1999
                                     ----             ----               ----
Selling costs                      $6,861,000         $6,820,000         $5,830,000
General administrative costs        2,590,000          2,588,000          2,476,000
                                 -------------   ----------------   ----------------

                                   $9,451,000         $9,408,000         $8,306,000

Selling and administration costs as a percentage of sales were 26.1% in fiscal 2001, 26.3% in fiscal 2000 and 30.2% in fiscal 1999. The percentage decrease in selling expenses from fiscal 2000 versus fiscal 2001 reflects the impact of higher sales growth while the dollar expense growth is attributed to additional sales staff and compensation plans tied to top line sales. Management has changed the sales compensation incentive programs to be based upon profit contribution rather than top line sales in fiscal 2001. The purpose is to create the incentives for high margin product mix sales and expense control.

General administrative expenses slowly grew each year due to additional staffing requirements to support the growing business, but have decreased each year as a percent of sales due to efficiency and cost controls.


DEPRECIATION AND AMORTIZATION
The fiscal year 2001 depreciation and amortization costs increased by $51,000 over fiscal year 2000 to $1,122,000 as a result of equipment and leasehold improvements added to the facilities located in the USA and France. Actual fiscal year 2000 depreciation and amortization costs increased by $93,000 over fiscal year 1999 to $1,071,000 as a result of equipment and leasehold improvements added to France and Norway.


NON-OPERATING INCOME AND EXPENSE
Interest expense relates to the borrowings relating to the Company's U.S., Norwegian and French subsidiaries, including the Norwegian capital lease. At June 30, 2001, the Company had borrowings of $2,582,000, bearing interest at rates ranging from 5.6% to 10.0%. The majority of these borrowings of $2,013,000 were through its Norwegian facility. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year. The French subsidiary has two term loans with a principle balance of $207,000 and $357,000 at 5.6% interest rate and 6% respectively. The first loan was used to finance an expansion of the raw materials storage area completed in fiscal 1999. The original amount loan equated to approximately $500,000 at September, 1998. The second loan was used to expand cooking capacity under a capital lease program with a five year term. The lease agreement went effective in December 2000; the related loan amounted to $428,000 at the beginning of the lease.

Non-operating loss for fiscal 2001 of $198,000 related to interest income and capital gains earned on the investments held by the Company as well as income from management fees and service charges for technical and administrative services which has been provided to Cuisine Solutions Brazil Ltda. In addition, the Company recorded $661,000 loss on equity from the investment in Brazil.


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

LIQUIDITY AND CAPITAL RESOURCES
In fiscal year 2001, the Company experienced a decrease in its liquidity due to increases in inventory, investments in capital equipment and additional investment into the Brazilian plant. Inventories were increased during the second quarter of fiscal 2001 to prepare for higher growth and test capacity limitation of the USA facility. The Company also completed their investment into an enrobed pasta line for large volume production of prepared pasta products.

The combined total of cash and short-term investments was $773,000 and $948,000 at June 30, 2001 and June 24, 2000 respectively. The Company also held long term investments, those with maturities greater than one year, of $2,491,000 and $4,715,000 at June 30, 2001 and June 24, 2000 respectively.
Cash provided by investing activities involved the sale of investments from the trust account, which consists of corporate bonds and US treasury notes.

In fiscal year 1999, the Company experienced an increase in its liquidity through the sale of securities for capital gains, the collection of the federal income tax receivable and the sale of the real estate. Inventory and receivables increased due to the higher sales volume and requirements to have adequate inventory on hand to meet customer demand resulting in an increase in cash tied up in inventory and receivables. The combined total of the cash and short-term investment balances was $2,852,000 at June 26, 1999. Additionally, the Company held investments of $7,950,000 at June 26, 1999 with maturities greater than one year.

Cash used by operations in fiscal year 2001 amounted to $719,000 compared to cash used in fiscal 2000 of $2,854,000, and cash used in fiscal year 1999 of $1,144,000. The cash used in fiscal year 2001 relates to the funds needed to finance the Company's operations, investments in Brazil and increased inventories. The cash used in fiscal year 2000 relates to the funds needed to finance the Company's operations, increased in accounts receivables and Company operating losses. The cash used in fiscal year 1999 relates to the funds needed to finance the Company's operations, along with increases in inventory.

During fiscal year 2001, the Company made capital expenditures of $811,000. During fiscal year 2000, the Company made capital expenditures of $1,838,000. A new enrobed pasta line with automated packaging equipment was included in this investment. The line produces an enrobed pasta product that provides the customer with a pasta and sauce combination that only need to be heated to serve. The Company launched this product to airlines, passenger rail services, banquets and retail during fiscal year 2001. The Company is also exploring private label opportunities for retail. During fiscal year 1999 the Company made capital expenditures of $304,000. These investments involved small equipment purchases, personal computers and software upgrades.

The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility for $1,144,000. As of June 30, 2001 $900,000 was outstanding under this overdraft facility. The overdraft facility is protected by a letter of credit posted by the U.S. operations banking institution that is renewed annually.

FUTURE PROSPECTS
During fiscal year 2001, the Company continued its focus on the existing sales channels obtaining penetration into the airline industry, obtaining a large portion of the market share of the passenger rail market, introducing the Company's product to harbor cruise lines and becoming a major supplier to sporting events. These accomplishments were in addition to gaining a larger share of the hotel and convention center banquet business. The Company acquired a French production facility during fiscal year 2000 to expand sales to global customers and begin a push for both airline and banquet sales throughout Europe in addition to the solid foundation already established in the French retail market for upscale prepared foods

Cuisine Solutions plans to continue it's sales growth to exceed growth rates achieved during the past three years by continuing it's strong sales efforts in the airline business by a continued push for new USA accounts and a new focus on the European airline market, currently an untapped resource for new sales growth. The On Board Service channel also investigated prospects in the vacation cruise line market, as labor, product shrink and quality become an attractive reason for using the Company's product. The Company has also had success with national restaurant chains that have found that the Company's product, quality and ease of use makes an attractive alternative for providing promotional menu items. The Foodservice/banquet channel will continue to spend more effort on large food service contractors and event planners rather than sales to individual smaller hotels.

The Retail Sales channel was formally created during fiscal year 2000 with the objective of penetrating the In-Store Deli category of major North American retailers. Retail sales also include sales to Internet companies that provide home delivery. The sales channel and related growth is following a strategy plan for large volume opportunities with high quality products. Cuisine Solutions is providing retailers with a heat and serve program that allows supermarkets to upgrade the variety and quality of meals offered. The Company is working with retailers to develop best methodology to execute a larger scale roll-out of the program and has already introduced the idea to some of the largest retailers in the USA. A successful in-store deli program would allow the Company to reap the high volume benefits of USA retail without the marketing investment usually required with doing business with USA retailers. Demand for retail product in France increased significantly during fiscal 2001 and expects further growth for fiscal 2002 due to the continued customer satisfaction with the quality and variety of product offered by Cuisine Solutions France. The same customers as well as other chains are anxious for the Cuisine Solutions Brazil facility to provide products to Brazilian stores. The Company plans to take advantage of the established European relationship to accelerate sales from the Brazilian facility.

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

Interest Rates:

        The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment and debt portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers. A portion of the debt portfolio has fluctuating interest rates that change with changes in the market. Information about the Company's investment portfolio is set forth in Footnote 3 of Item 14(a) of the Form 10-k.

Foreign Currency Risk:

        International operations constitute 30% of fiscal year 2001 Company sales. The majority of the Company's sales are denominated in U.S. dollars, thereby limiting the Company's risk to changes in foreign currency rates. The Norwegian subsidiary's sales are denominated in Norwegian kroner while the French subsidiary reports in French francs. As currency exchange rates change, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales that are subject to these foreign currency fluctuations are approximately 30% of the Company's sales. The net assets of the subsidiaries are approximately 26% of the Company's net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost. Information about the Company's foreign currency translation policy is set forth in Footnote 1 of Item 14(a)(1) of this Form 10-K.


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


Name                    Age  Office held with Company                      Since
----                    ---  ------------------------                      -----
Stanislas Vilgrain       42  President and Chief Executive Officer          1994


Robert Murphy            38  Vice President, Chief Financial Officer        1997
                             and Treasurer

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K
 (a) Index to Financial Statements

                                                                                Page
(1) Financial Statements
               Report of Independent Accountants
                  Grant Thornton LLP as of and for the year ended June 30,
                   2001, June 24, 2000 and June 26, 1999..................       22

                   Consolidated Balance Sheets - June 30, 2001 and June 24,
                   2000 ...................................................      23

                   Consolidated Statement of Operations - Fiscal Years
                   Ended June 30, 2001, June 24, 2000 and June 26, 1999....      24

                   Consolidated Statement of Changes in Stockholders'
                   Equity - Fiscal Years Ended June 30, 2001, June 24, 2000
                   and June 26, 1999...... ................................      25

                   Consolidated Statement of Cash Flows - Fiscal Years
                   Ended June 30, 2001, June 24, 2000 and June 26, 1999....      26

                   Notes to Consolidated Financial Statements - June 30,
                   2001....................................................      27

(2) Financial Statement Schedule:

               Schedule II - Valuation and Qualifying Accounts.............      44


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


        23      Consent of Independent Accountants.


(b) Exhibits:

        Exhibits required to be filed in response to this paragraph of Item 13 are listed above in subparagraph (a)(3).

(c) Financial Statement Schedule:

        Schedules and reports thereon by independent accountants required to be filed in response to this paragraph of Item 13 are listed in Item 13(a)(2).


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                               CUISINE SOLUTIONS, INC.
                                               (Registrant)

                                               By: /s/ Stanislas Vilgrain
                                                   -----------------------
                                               Stanislas Vilgrain
                                               President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                      Title                          Date
-------------------------------    -------------------------------   ------------------------

   /s/ Jean-Louis Vilgrain         Chairman of the Board               September 28, 2001
   -----------------------                                             ------------------
     Jean-Louis Vilgrain


    /s/ Stanislas Vilgrain         President,                          September 28, 2001
    ----------------------         Chief Executive Officer             ------------------
      Stanislas Vilgrain


    /s/ Sebastien Vilgrain         Director                            September 28, 2001
    ----------------------                                             ------------------
      Sebastien Vilgrain


    /s/ Charles McGettigan         Director                            September 28, 2001
    ----------------------                                             ------------------
      Charles McGettigan


       /s/ David Jordon            Director                            September 28, 2001
       ----------------                                                ------------------
         David Jordon


      /s/ Nancy Schaefer           Director                            September 28, 2001
      ------------------                                               ------------------
        Nancy Schaefer


    /s/ Robert van Roijen          Director                            September 28, 2001
    ---------------------                                              ------------------
      Robert van Roijen



      /s/ Robert Murphy            Vice President, Chief Financial     September 28, 2001
      -----------------            Officer and Treasurer               ------------------
        Robert Murphy              (Principal Financial and
                                   Accounting Official)


Independent Auditors' Report

The Board of Directors and Stockholders
CUISINE SOLUTIONS, INC.:

We have audited the accompanying consolidated balance sheets of Cuisine Solutions, Inc., and subsidiaries as of June 30, 2001 and June 24, 2000, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flow for each of the three years in the period ended June 30, 2001. In connection with our audit of the consolidated financial statements we also have audited the financial statement schedule for each of the three years in the period ended June 30, 2001 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc., and subsidiaries as of June 30, 2001 and June 24, 2000, and the results of their operations, comprehensive income, and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended June 30, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    GRANT THORNTON LLP

Vienna, Virginia
August 30, 2001

                             CUISINE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    ------------------------------
                                                                                      June 30,         June 24,
                                                                                        2001             2000
                                                                                    ------------      ------------
ASSETS
Current Assets
  Cash and cash equivalents                                                         $    773,000      $    948,000
  Trade Accounts receivable, net                                                       4,916,000         5,861,000
 Inventory                                                                             6,401,000         5,183,000
 Prepaid expenses                                                                        296,000            59,000
 Current portion of notes receivable, related party                                       10,000           236,000
 Other current assets                                                                    415,000           640,000
                                                                                    ------------      ------------
   TOTAL CURRENT ASSETS                                                               12,811,000        12,927,000

Investments, non current                                                               2,491,000         4,715,000
Fixed assets, net                                                                      5,051,000         5,362,000
Note receivable, officer and related party,
     including accrued interest, less current portion                                    450,000           463,000
Investments and Advances to Cuisine Solutions Brazil                                     944,000           357,000
Other assets                                                                           1,014,000           533,000
                                                                                    ------------      ------------
   TOTAL ASSETS                                                                     $ 22,761,000      $ 24,357,000
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                                 $  1,082,000      $  1,313,000
  Accounts payable and accrued expenses                                                2,766,000         3,385,000
  Accrued payroll and related liabilities                                                896,000         1,100,000
  Other accrued taxes                                                                      3,000             9,000
                                                                                    ------------      ------------
     Total current liabilities                                                         4,747,000         5,807,000

Long-term debt, less current portion                                                   1,500,000         1,136,000
Other liabilities                                                                            -              22,000
                                                                                    ------------      ------------
    TOTAL LIABILITIES                                                                  6,247,000         6,965,000
                                                                                    ------------      ------------

Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares authorized, 15,647,370 shares and 15,578,620 issued and 14,824,588 shares and 14,755,838 outstanding at
    June 30, 2001 and June 24, 2000 respectively                                         157,000           156,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                              -                 -
 Additional paid-in capital                                                           28,333,000        28,276,000
Accumulated deficit                                                                   (9,367,000)       (8,506,000)
Accumulated Other Comprehensive Income
 Unrealized losses on debt and equity investments                                       (107,000)         (453,000)
 Cumulative translation adjustment                                                      (455,000)          (34,000)
 Treasury stock, at cost (822,782 shares
  at June 30, 2001 and June 24, 2000)                                                 (2,047,000)       (2,047,000)
                                                                                    ------------      ------------
    TOTAL STOCKHOLDERS' EQUITY                                                        16,514,000        17,392,000
                                                                                    ------------      ------------

                                                                                    ------------      ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 22,761,000      $ 24,357,000
                                                                                    ============      ============

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED
                                                                   ------------     ------------     ------------
                                                                     June 30,         June 24,         June 26,
                                                                       2001             2000             1999
                                                                   ------------     ------------     ------------

    NET SALES                                                      $ 36,138,000     $ 35,810,000     $ 27,492,000
    Cost of goods sold                                               27,212,000       28,627,000       20,782,000
                                                                   ------------     ------------     ------------
GROSS MARGIN                                                          8,926,000        7,183,000        6,710,000

    Selling and administration                                        9,451,000        9,408,000        8,306,000
    Depreciation and amortization                                       250,000          201,000          257,000
    Other operating income                                             (115,000)        (113,000)        (330,000)
                                                                   ------------     ------------     ------------
LOSS FROM OPERATIONS                                                   (660,000)      (2,313,000)      (1,523,000)
                                                                   ------------     ------------     ------------

Non operating income (expense)
    Investment income                                                   202,000          250,000        1,108,000
    Interest expense                                                   (199,000)        (215,000)        (245,000)
    Loss in equity from investment in Brazil                           (661,000)             -                -
    Other income (expense)                                              460,000          309,000           32,000
                                                                   ------------     ------------     ------------
TOTAL  NON-OPERATING INCOME (EXPENSE)                                  (198,000)         344,000          895,000
                                                                   ------------     ------------     ------------

    Loss before income taxes                                           (858,000)      (1,969,000)        (628,000)
    Provision for income tax expense                                     (3,000)         (11,000)          (6,000)
                                                                   ------------     ------------     ------------


                                                                   ------------     ------------     ------------
NET LOSS                                                           $   (861,000)    $ (1,980,000)    $   (634,000)
                                                                   ============     ============     ============


Basic and diluted net loss per common share:
    Net loss per common share                                      $      (0.06)    $      (0.13)    $      (0.04)

Weighted average shares outstanding                                  14,776,215       14,762,761       15,125,430
                                                                   ------------     ------------     ------------


See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                  Retained
                                                                                Additional        Earnings         Cumulative
                                                               Common            Paid-In        (Accumulated       Translation
                                                               Stock             Capital          Deficit)         Adjustment
                                                            -----------        -----------      ------------       -----------

                                                            --------------------------------------------------------------------
BALANCES, JUNE 27, 1998 AS RESTATED                         $   156,000        $28,276,000       $(5,892,000)       $  18,000
                                                            ====================================================================

   1999 net loss                                                    -                  -            (634,000)             -
    Other Comprehensive Income
      Unrealized gains on debt and equity investments               -                  -                 -                -
      Translation adjustment                                        -                  -                 -            (52,000)

    Other Comprehensive Income/(Loss)
  COMPREHENSIVE INCOME/(LOSS)
  Treasury Shares Purchases                                         -                  -                 -                -

                                                            --------------------------------------------------------------------
BALANCE, JUNE 26,1999                                       $   156,000        $28,276,000       $(6,526,000)       $ (34,000)
                                                            ====================================================================

   2000 net loss                                                    -                  -          (1,980,000)             -
    Other Comprehensive Income
      Unrealized gains on debt and equity investments               -                  -                 -                -
      Translation adjustment                                        -                  -                 -                -

    Other Comprehensive Income/(Loss)
COMPREHENSIVE INCOME/(LOSS)
Treasury Shares Purchases                                           -                  -                 -                -

                                                            --------------------------------------------------------------------
BALANCE, JUNE 24, 2000                                      $   156,000        $28,276,000       $(8,506,000)       $ (34,000)
                                                            ====================================================================

    Exercise of common stock options                        $     1,000        $    57,000
   2001 net loss                                                    -                  -            (861,000)             -
    Other Comprehensive Income
      Unrealized gains on debt and equity investments               -                  -                 -                -
      Translation adjustment                                        -                  -                 -           (421,000)

    Other Comprehensive Income/(Loss)
COMPREHENSIVE INCOME/(LOSS)

                                                            --------------------------------------------------------------------
BALANCE, JUNE 30, 2001                                      $   157,000        $28,333,000       $(9,367,000)       $(455,000)
                                                            ====================================================================



                                                            Unrealized
                                                              Gains
                                                             (Losses)
                                                             on Debt                                Total
                                                            and Equity          Treasury         Stockholders'
                                                            Investments          Stock              Equity
                                                            -----------       ------------       -------------

                                                            --------------------------------------------------
BALANCES, JUNE 27, 1998 AS RESTATED                          $ 106,000        $(1,440,000)       $ 21,224,000
                                                            ==================================================

   1999 net loss                                                   -                  -              (634,000)
    Other Comprehensive Income
      Unrealized gains on debt and equity investments         (619,000)               -              (619,000)
      Translation adjustment                                       -                  -               (52,000)
                                                                                                 -------------
    Other Comprehensive Income/(Loss)                                                                (671,000)
  COMPREHENSIVE INCOME/(LOSS)                                                                      (1,305,000)
  Treasury Shares Purchases                                        -             (577,000)           (577,000)

                                                            --------------------------------------------------
BALANCE, JUNE 26,1999                                        $(513,000)       $(2,017,000)       $ 19,342,000
                                                            ==================================================

   2000 net loss                                                   -                  -            (1,980,000)
    Other Comprehensive Income
      Unrealized gains on debt and equity investments           60,000                -                60,000
      Translation adjustment                                       -                  -                   -
                                                                                                 -------------
    Other Comprehensive Income/(Loss)                                                                  60,000
COMPREHENSIVE INCOME/(LOSS)                                                                        (1,920,000)
Treasury Shares Purchases                                          -              (30,000)            (30,000)

                                                            --------------------------------------------------
BALANCE, JUNE 24, 2000                                       $(453,000)       $(2,047,000)       $ 17,392,000
                                                            ==================================================

    Exercise of common stock options                                                                   58,000
   2001 net loss                                                   -                  -              (861,000)
    Other Comprehensive Income
      Unrealized gains on debt and equity investments          346,000                -               346,000
      Translation adjustment                                       -                  -              (421,000)
                                                                                                 -------------
    Other Comprehensive Income/(Loss)                                                                 (75,000)
COMPREHENSIVE INCOME/(LOSS)                                                                          (936,000)

                                                            --------------------------------------------------
BALANCE, JUNE 30, 2001                                       $(107,000)       $(2,047,000)       $ 16,514,000
                                                            ==================================================


See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      YEAR ENDED
                                                                                       -----------    -----------    -----------
                                                                                         June 30,       June 24,       June 26,
                                                                                           2001           2000           1999
                                                                                       -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                               $  (861,000)   $(1,980,000)   $  (634,000)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
    Depreciation and amortization                                                        1,122,000      1,071,000        978,000
    Loss on sale of investments                                                            158,000            -              -
    Loss in equity from investment in Brazil                                               661,000            -              -
    Change in cumulative translation adjustment                                           (421,000)           -          (52,000)
    Gain on sale of land held for resale                                                       -              -         (141,000)
    Changes in assets and liabilities, net of
    effects of non-cash transactions:
        Decrease (increase) in trade accounts receivable, net                              945,000     (1,476,000)      (988,000)
        Increase in inventory                                                           (1,218,000)       (92,000)    (1,666,000)
        (Increase) decrease in prepaid expenses                                           (237,000)       187,000        334,000
        Decrease (increase) in notes receivable, related party                             239,000       (186,000)       (10,000)
        Decrease in income tax receivable                                                      -              -        1,062,000
        (Increase) decrease in other assets                                               (256,000)        69,000       (328,000)
        (Decrease) increase in accounts payable
            and accrued expenses                                                          (619,000)       (51,000)       250,000
        (Decrease) increase in accrued payroll and related liabilities                    (204,000)      (150,000)       198,000
        Decrease in accrued store closing costs                                                -              -          (72,000)
        Decrease in other non current liabilities                                          (22,000)      (214,000)       (28,000)
        Decrease in other accrued taxes                                                     (6,000)       (32,000)       (47,000)
                                                                                       -----------    -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES                                                     (719,000)    (2,854,000)    (1,144,000)
                                                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of investments                                                                  2,412,000      4,281,000      2,031,000
    Increase in investment in Brazil                                                    (1,248,000)      (357,000)           -
    Purchase of investments                                                                    -              -          (57,000)
    Purchase of Treasury Stock                                                                 -          (30,000)      (577,000)
    Proceeds on disposal of land                                                               -              -          871,000
    Capital expenditures                                                                  (811,000)    (1,838,000)      (304,000)
                                                                                       -----------    -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                  353,000      2,056,000      1,964,000
                                                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in capital                                                                     58,000            -              -
    Additions to debt                                                                      133,000        278,000        210,000
    Reductions of debt                                                                         -         (398,000)      (665,000)
                                                                                       -----------    -----------    -----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                           191,000       (120,000)      (455,000)
                                                                                       -----------    -----------    -----------

    Net  (decrease) increase in cash and cash equivalents                                 (175,000)      (918,000)       365,000
    Cash and cash equivalents, beginning of period                                         948,000      1,866,000      1,501,000
                                                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $   773,000    $   948,000    $ 1,866,000
                                                                                       ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                                           $   129,000    $   206,000    $   241,000
    Income taxes, net                                                                  $       -      $       -      $       -
                                                                                       ===========    ===========    ===========

Non-cash activities
    Machine purchased under capital lease                                              $    73,000    $       -      $       -
    Unrealized income (losses) on debt and equity investments                          $   346,000    $    60,000    $  (619,000)
                                                                                       ===========    ===========    ===========


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

SEGMENT REPORTING
The Company intends to operate in two segments, Food Service Industry and International Management Services. Management service fees of $446,000 from the Brazilian partner were earned during fiscal 2001 according to the agreement with Sanoli Ltda. The services which have been provided by Cuisine Solutions', Inc. personnel were billed at actual cost.

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

BASIS OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENTS
The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of Cuisine Solutions, Inc. and all companies in which Cuisine Solutions, Inc. has a controlling voting interest ("subsidiaries"), as if Cuisine Solutions, Inc. and its subsidiaries were a single company. Significant inter-company accounts and transactions between the consolidated companies have been eliminated.
Investments in companies in which Cuisine Solutions, Inc. has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Under the equity method, only Cuisine Solutions, Inc. investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only Cuisine Solutions, Inc.'s share of the investee's earnings is included in the consolidated operating results; and only the dividends, cash distributions, loans other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee, are included in the consolidated cash flows.

INVENTORY
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

Inventory consisted of:

                                              JUNE 30,           JUNE 24,
                                                2001               2000
                                            -----------        -----------

RAW MATERIAL                                $ 1,401,000        $ 1,424,000
FROZEN PRODUCT & OTHER FINISHED GOODS         4,718,000          3,575,000
PACKAGING                                       385,000            372,000
                                            -----------        -----------
                                              6,504,000          5,371,000
LESS OBSOLESCENCE RESERVE                      (103,000)          (188,000)
                                            -----------        -----------
                                            $ 6,401,000        $ 5,183,000
                                            ===========        ===========

FIXED ASSETS
Machinery, equipment, furniture and fixtures are depreciated using the straight-line method over estimated useful lives which range from two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of terms of the leases which range from four to twenty years, or the estimated useful life of the improvement.

Expenditures for maintenance and repairs are charged to expense, and significant improvements are capitalized. Maintenance and repairs charged to expense approximated $418,000 in 2001, $413,000 in 2000and $265,000 in 1999.

The components of fixed assets were as follows:

                                                       JUNE 30,             JUNE 24,
                                                         2001                 2000
                                                     ------------        ------------

LAND                                                 $     51,000        $     55,000
BUILDING                                                1,438,000           1,591,000
BUILDING UNDER CAPITAL LEASE                            1,211,000           1,291,000
MACHINERY & EQUIPMENT                                   9,832,000           8,271,000
MACHINERY & EQUIPMENT UNDER CAPITAL LEASE                 403,000                 -
LEASEHOLD IMPROVEMENTS                                  2,290,000           2,203,000
FURNITURES & FIXTURES                                     219,000             171,000
COMPUTER SOFTWARE                                         910,000             778,000
CONSTRUCTION IN PROGRESS                                   75,000           1,529,000
                                                     ------------        ------------
                                                       16,429,000          15,889,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION        (11,378,000)        (10,527,000)
                                                     ------------        ------------
                                                     $  5,051,000        $  5,362,000
                                                     ============        ============

WEB SITE DEVELOPMENT COSTS
The Company capitalizes web site development costs in accordance with EITF 00-2 "Accounting Web Site Development Costs" and therefore adopted AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, as the company plans to use the web site internally. The SOP No. 98-1 requires that certain external costs and internal payroll and payroll-related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software's useful life. Training and research and development costs are to be expensed as incurred. Capitalized amounts are to be amortized straight-line over the remaining estimated economic life beginning when the software is ready for its intended use. As of June 30, 2001, the web site was still in the application and development stage and not ready for its intended use and therefore no amortization has been recorded. Capitalized web site development costs are included in Other Assets and totaled $646,000 and $302,000 as of June 30, 2001 and June 24, 2000, respectively.

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

Basic earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share also includes common equivalent shares outstanding during the period if dilutive. The Company's common equivalent shares consist of stock options and common stock earned but not issued as additional compensation, or earn out, for the acquisition of Nouvelle Carte (Note 2). The weighted average number of shares outstanding related to stock options and earn out for fiscal 2001 were 1,374,125 and 1,000,000, respectively. For the fiscal years ended June 30, 2001, June 24, 2000 and June 26, 1999, the assumed exercise of the Company's outstanding stock options and the earnout are not included in the calculation as the effect would be anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS
On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

- all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

- intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

- goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective June 30, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

- effective June 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

- all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.


NOTE 2 - ACQUISITION - NOUVELLE CARTE FRANCE
During fiscal year 2000, Cuisine Solutions completed the acquisition of Nouvelle Carte France in which Nouvelle Carte France became a wholly owned subsidiary of Cuisine Solutions, Inc. Simultaneous with the acquisition, Nouvelle Carte France changed its name to Cuisine Solutions France. Subsequent to the acquisition, Cuisine Solutions France adopted a thirteen period accounting calendar similar to the Cuisine Solutions, Inc. The Company's 1999 financial statements have been restated to retroactively combine the financial performance of Cuisine Solutions France at the beginning of the earliest period presented. The fiscal year 2001 results sustained the fact that the acquisition enabled the Company to expand sales through existing distribution channels and to meet increased demand from airline customers for products served on flights originating in Europe.

In connection with the acquisition of Nouvelle Carte, the Company issued 1,500,000 unregistered shares of the Company's Common Stock to Food Research Corporation, the majority shareholder of the Company. The shares were issued in exchange for all the issued and outstanding equity interest in NOUVELLE CARTE FRANCE pursuant to agreements dated as of October 29, 1999. Prior to giving effect to the acquisition, Food Research Corporation was the beneficial owner of 7,020,588 shares, or 52.9%, of the Company's common stock. Food Research Corporation is owned by Jean Louis Vilgrain, Chairman of the Board of Directors of the Company, Stanilas Vilgrain, President and Chief Executive Officer and a member of the Board of Directors of the Company and Sebastien Vilgrain, a member of the Board of Directors of the Company. After giving effect to the issuance of 1,500,000 shares of common stock as a result of the transaction, Food Research Corporation is the beneficial owner of approximately 57.8% of the Company's outstanding common stock.

Pursuant to the Agreement, the Company also agreed to issue additional Common Stock in an amount to be determined based upon Nouvelle Carte's operating performance for the two years ending June 30, 2001. The additional consideration to be paid was determined as follows: if Nouvelle Carte's operating income is less than FFr 1,500,000 for the year ended June 30, 2000, no additional shares will be issued in respect of such year; if operating income is more than FFr 1,500,000 (equivalent to US$ 194,152 based upon the currency exchange rate as at June 30, 2001), but less than FFr 2,000,000 (equivalent to US$ 258,870) for such year, 375,000 shares of Common Stock will be issued; if operating income exceeds FFr 2,000,000 for such year, 500,000 shares of Common Stock will be issued; if Nouvelle Carte's operating income is less than FFr 2,000,000 for the year ended June 30, 2001, no additional shares will be issued in respect of such year; if operating income is more than FFr 2,000,000, but less than FFr 2,500,000 (equivalent to US$ 323,587) for such year, 375,000 shares of Common Stock will be issued; and if operating income exceeds FFr 2,500,000 for such year, 500,000 shares of Common Stock will be issued. Accordingly, an aggregate additional 1,000,000 shares of Common Stock are issuable if the maximum performance targets are achieved for both years. The purchase price was negotiated between a committee of independent directors of the Company who are not affiliated with the Company's majority stockholder, and such majority stockholder, and was intended to approximate the book value of the net assets acquired.

The Board of Directors of the Company approved extending the earn-out target to a combined two-year objective rather than a year-by-year objective. The subsidiary did not reach the maximum earn-out objective for fiscal year 2000 due to increased product costs for salmon items. The Board agreed that since Cuisine Solutions mandated that the French subsidiary use product exclusively from the Norwegian subsidiary, it affected the operating costs of the French subsidiary. Therefore, the consolidated target remained the same but for a consolidated two-year period.

Cuisine Solutions France has achieved the target for the 1,000,000 shares as of June 31, 2001. The additional shares will be issued to the seller during fiscal year 2002 by using 100% of the Company's treasury stock and new issues of unregistered stock for the balance of the shares.

Net sales and net losses of Cuisine Solutions, Inc. and Nouvelle Carte pre-merger and post-merger were as follows:

                                                                          Year Ended
                                                                June 24,              June 26,
In thousands of dollars                                           2000                  1999
----------------------------------------------------------------------------------------------

Net Sales:
 Pre Merger
   Cuisine Solutions, Inc.                                    $  27,176            $   20,722
   Cuisine Solutions France                                       4,208                 6,770
----------------------------------------------------------------------------------------------
                                                                 31,384                27,492
 Post-Merger
   Cuisine Solutions France                                       4,426                   -

Total                                                            35,810                27,492
                                                                 ------                ------


Net Income (Loss):
 Pre Merger
   Cuisine Solutions, Inc.                                       (2,261)                 (733)
   Cuisine Solutions France                                         132                    99
                                                                -------                 -----
   Total                                                         (2,129)                 (634)

 Post-Merger
   Cuisine Solutions France                                         149                    -

Total                                                         $  (1,980)           $     (634)
                                                                -------                 -----

NOTE 3 - Accounts Receivables
Accounts Receivables consisted of:

                                                         JUNE 30,           JUNE 24,
                                                           2001               2000
                                                        ----------        ----------

TRADE ACCOUNTS RECEIVABLES                             $ 5,222,000       $ 5,950,000
ALLOWANCE FOR DOUBTFUL ACCOUNTS                           (108,000)          (89,000)
ALLOWANCE FOR SALES REBATES EARNED, NOT YET TAKEN         (198,000)              -
                                                        ----------        ----------
TRADE ACCOUNTS RECEIVABLES, NET                        $ 4,916,000       $ 5,861,000
                                                        ==========        ==========


The allowance for rebates relates to customer programs on sales and related rebates and payments subsequent to the fiscal year end.


NOTE 4 - INVESTMENTS
The Company's investments are classified as available-for-sale. These securities are carried at estimated fair value and unrealized gains and losses are reported as a separate component of stockholders' equity. During fiscal year 2001, the Company realized losses of $158,000 on the sale of investments.

The following is a summary of the Company's investments at June 30, 2001:

                                                                                           ESTIMATED
                                                                   UNREALIZED                FAIR
                                                  COST         GAINS        LOSSES           VALUE
                                                  ----         -----        ------           -----
U.S. Government and agencies
                       Current                 $        -      $   -       $      -       $        -
                       Non-current              1,324,000          -         48,000        1,276,000

Corporate debt
                       Current                          -          -              -                -
                       Non-current              1,274,000          -         59,000        1,215,000
                                               -----------------------------------------------------
                       Total investments       $2,598,000      $   -       $107,000       $2,491,000
                                               =====================================================

The following is a summary of the Company's investments at June 24, 2000:

                                                                                            ESTIMATED
                                                                    UNREALIZED                FAIR
                                                  COST          GAINS        LOSSES           VALUE
                                                  ----          -----        ------           -----
U.S. Government and agencies
                       Current                 $        -       $   -       $      -       $        -
                       Non-current              3,210,000           -        293,000        2,917,000

Corporate debt
                       Current                          -           -              -                -
                       Non-current              1,958,000           -        160,000        1,798,000
                                               ------------------------------------------------------
                       Total investments       $5,168,000       $   -       $453,000       $4,715,000
                                               ======================================================


The following schedule reconciles unrealized gains(losses) to those reported for other comprehensive income as disclosed in the statement of changes in stockholder's equity and comprehensive income:

                                                                                 June 30,        June 24,
                                                                                   2001            2000

Unrealized holding gains (losses) arising during the period                   $   148,252    $   (106,587)
Reclassification adjustment for net losses
included in net loss                                                              197,748         166,587
                                                                             -----------------------------

Net unrealized gain                                                           $   346,000     $    60,000
----------------------------------------------------------------------------------------------------------


NOTE 5 - INVESTMENTS AND ADVANCES TO CUISINE SOLUTIONS BRAZIL
During fiscal 1999, the Company became a partner in a limited liability company with a Brazilian partner, Sanoli Indsutria E Commercio Alimentacao Ltda, which has built a manufacturing facility and is marketing product in the Mercusor market. The Company contributed technology to the partnership in lieu of a cash contribution. The Company performs management services to assist with the design and construction of the manufacturing facility as well as ongoing management service for operations, research and development, marketing and administrative support. Cuisine Solutions Inc. owns 39% of this Brazilian joint venture. As of June 30, 2001 the investment consisted of advances, Accounts Receivables for services performed and a loan in the amount of $763,000 which has been granted during the second quarter of 2001. The loan bears interest at the London Interbank Offered Rate ("LIBOR") plus spread accepted by the Central Bank of Brazil at the time of repayment. The loan must be repaid within one year with the option to convert it into equity and controlling interest of the Brazilian Company.

Accumulated losses of Cuisine Solutions Brazil Ltda. from the date of inception August 7, 1998 through June 30, 2001 approximated to $1,694,000. Cuisine Solutions Inc. recorded their share of the loss under "Loss in equity from investments in Brazil" and as a reduction of "Investment and Advances to Cuisine Solutions Brazil" in the amount of $661,000.

The following table shows a condensed version of Cuisine Solutions Brazil Ltda. balance sheet as of June 30, 2001:

Property, plant and equipment                                     $7,055,000
Other Assets                                                       1,318,000
                                                           ------------------
TOTAL ASSETS                                                       8,373,000
                                                           ==================

Current portion of long-term debt                                  2,120,000
Long-term debt, less current portion                               5,018,000
Other liabilities                                                  1,965,000
                                                           ------------------
TOTAL LIABILITIES                                                  9,103,000



Deficit                                                            (730,000)
                                                           ------------------
TOTAL LIABILITIES AND NET EQUITY                                  $8,373,000
                                                           ==================

NOTE 6 - INCOME TAXES
The composition of the provision for income tax benefit attributable to operations was:

                                              -------------------------------------
                                               June 30,       June 24,      June 26,
                                                 2001           2000          1999
                                                 ----           ----          ----
                                              -------------------------------------
Current:
  Federal                                     $      -      $      -      $  6,000
  Foreign                                        3,000        11,000             -
  State                                              -             -             -
                                              -------------------------------------
                                                 3,000        11,000         6,000
                                              -------------------------------------


Deferred:
                                              -------------------------------------
  Federal                                            -             -             -
  Foreign                                            -             -             -
  State                                              -             -             -
                                              $      -      $      -      $      -
                                              -------------------------------------

The differences between amounts computed by applying the statutory federal income tax rates to income from operations and the total income tax benefit applicable to operations were as follows:

                                                                        Year Ended
                                                        -----------------------------------------
                                                            June 30,       June 24,      June 26,
                                                              2001           2000          1999
                                                        -----------------------------------------

Federal tax benefit at statutory rates                  $   (480,000)    $(431,000)    $(247,000)
Income (Loss) from foreign operations                        188,000      (238,000)      (28,000)
France minimum taxes                                           3,000        11,000           -
Period effect of change in valuation allowance               162,000        (2,000)      305,000
State income taxes                                           (52,000)     (118,000)      (49,000)

Period effect of Foreign valuation allowance                     -         719,000           -
Permanent differences                                         69,000        70,000           -
Affect of capital loss carry-forward                          78,000           -             -
Other, net                                                    35,000           -          25,000
                                                        -----------------------------------------
Total                                                   $      3,000     $  11,000     $   6,000
                                                        -----------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of deferred tax assets are as follows:

                                                            June 30,      June 24,
                                                              2001          2000
                                                          -------------------------
Deferred Tax Assets
  Net operating loss carryforward: Norway                $   816,000   $   878,000
  Net operating loss carryforward: France                  1,016,000     1,486,000
  Net operating loss carryforward: USA                     2,183,000     1,871,000
  Inventory adjustment                                       117,000       146,000
  Other                                                      794,000       397,000
                                                          -------------------------
  Total deferred tax assets                                4,926,000     4,778,000
Less valuation allowance                                  (4,926,000)   (4,764,000)
  Net deferred tax assets                                        -          14,000
                                                          -------------------------
Deferred Tax Liabilities
  Property and equipment                                         -          14,000
                                                          -------------------------
  Net deferred tax liabilities                                   -          14,000
                                                          -------------------------
  Net deferred income tax                                $       -     $       -
                                                          -------------------------

The net changes in total valuation allowance for the years ended June 30, 2001 and June 24, 2000 were an increase of $162,000 and $2,000, respectively.

The net foreign operating loss carry-forward can only be used to offset taxable income in the country where the carry-forward was generated. These operating loss carry-forwards are available to offset future foreign income, if any, through 2011.

At June 30, 2001, the Company has net operating loss carry-forwards for US federal and state income tax purposes of $5,458,000 which are available to offset future federal and state taxable income, if any, through 2021.


NOTE 7 - DEBT
Debt, at June 30, 2001 and June 24, 2000 was as follows:

                                                                                 2001              2000
                                                                              PRINCIPAL          PRINCIPAL
          LENDER                DESCRIPTION              MATURITY            OUTSTANDING        OUTSTANDING
          ------                -----------              --------            -----------        -----------
Den norske bank            Overdraft Facility    Six months, renewable        $  900,000        $1,012,000
SND                        Term Loan             February 1, 2006                141,000           151,000
Hjelmeland Kommune         Capital Lease         June 1, 2014                    972,000         1,034,000
CDN                        Term Loan             September 25, 2003              207,000           240,000
NORBAIL                    Capital Lease         November 20, 2005               357,000                 -
Nationsbank                Term Loan             June 2, 2002                      5,000            12,000
                                                                          ---------------------------------
                                                 Total                         2,582,000         2,449,000
                                                 Less current portion          1,082,000         1,313,000
                                                                          ---------------------------------
                                                 Non-current portion          $1,500,000        $1,136,000
                                                                          =================================

The Company believes that the carrying values of the amounts outstanding under the above debt instruments approximate fair value.

Borrowings under the Den norske Bank ("DnB") Overdraft Facility are limited to a percentage of inventories and receivables of the Norwegian subsidiary, up to a maximum of $1,144,000 with a floating interest rate equal to the prevailing Norwegian overnight funds rate plus two percentage points. The Den norske Bank Overdraft Facility interest rate at June 30, 2001 and June 24, 2000 was 8.7% and 9.6%, respectively. Borrowings of $244,000 were available at June 30, 2001.

Statens Narings-OgDistriktutvikiingsfond ("SND"), a governmental development agency in Norway, issued to CSI Norway, an eight-year term loan that requires the Company to continue to operate its plant facility. The loan has a variable interest rate which at June 30, 2001 and June 24, 2000 was 8.5% and 8.0%, respectively, and is required to be repaid through sixteen semi-annual payments of principal and interest beginning August 1, 1996 and ending February 1, 2006.

The Norwegian subsidiary entered into a twenty-year capital lease obligation with an initial principal amount of $1,205,000 and with quarterly payments of $36,000, including principal and interest. At the end of the lease term, ownership of the facility will transfer to the Norwegian subsidiary. The Company has issued no guarantees with respect to this lease.

In December 2000, Cuisine Solutions France entered into a five-year capital lease obligation with an initial principal amount of $435,000 and with monthly payments of $10,400 for the first year and 6% p.a. interest on the outstanding balance of the loan. The lease is related to a cooking machine which can be purchased at a bargain price at the end of the lease term.

During fiscal year 1997 the Company entered into a five year term loan with Bank of America to finance the purchase of a new refrigerated truck for its US operations. The Nations Bank term loan has a stated interest rate of 8.85% and is required to be repaid through monthly payments of principal and interest beginning June 2, 1997 to June 2, 2002.

Debt maturities during the next five fiscal years on an aggregate basis at June 30, 2001 were as follows:

           2002     $ 1,082,000
           2003         364,000
           2004         278,000
           2005         228,000
           2006         175,000

The total debt balance thereafter is $455,000.


NOTE 8 - STOCKHOLDERS' EQUITY
The Company's capital stock is comprised of two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock option plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law. There are no shares of Class B Stock outstanding.


NOTE 9 - EMPLOYEE BENEFITS
The Company sponsors a qualified employee savings plan under which employees who meet certain minimum age and service requirements are eligible to participate. The Company matches one-third of the first 6% of eligible employees' voluntary contributions to the plan. The Company expensed $24,631, $22,235 and $17,566 in fiscal years 2001, 2000 and 1999, respectively, for contributions to the savings and profit sharing plan.

In fiscal year 1994, the Company implemented a non-qualified employee savings plan under which senior management employees are eligible to participate. The Company matches one-third of the first 6% of eligible employees' voluntary contributions to the plan. The Company's matching contribution is limited to 6% of the combined contributions into both the qualified and the non-qualified plan. The Company expensed $26,559, $21,995, and $17,558 for fiscal year 2001, 2000 and 1999 respectively.

The Company expensed $53,000, $75,800 and $69,350 for a separate health and retirement plan for the president of the Company and three other key employees in fiscal year 2001, 2000 and 1999 respectively.

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

During fiscal year 2000, the Company adopted the 1999 stock option plan that which provides for up to 2,600,000 shares of the Company's Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. During 2000, the Company granted to employees and directors, 817,500 options under the 1992 and 1999 plans. Thereof, 147,500 options were canceled during fiscal year 2001 and additional 102,500 options were granted under the 1999 stock option plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999 as follows:

                                      -------------------------------------------------------
                                           June 30,          June24,           June 26,
                                             2001              2000              1999
                                             ----              ----              ----
Expected dividend yield                                -                 -                 -
Risk-free interest rate                             5.7%              6.1%              4.7%
Expected life (in years)                               6                 6                 6
Expected volatility                                  72%               66%               33%

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

                                                     June 30,            June24,             June 26,
                                                       2001                2000               1999
                                                       ----                ----               ----
Net loss:
                             As reported           $  (861,000)        $(1,980,000)         $(634,000)
                             Pro forma             $(1,047,000)        $(2,138,000)         $(789,400)
Net loss per share:
                             As reported           $     (0.06)        $     (0.13)         $   (0.04)
                             Pro forma             $     (0.07)        $     (0.14)         $   (0.05)

                                               2001                             2000                              1999
                                   ------------------------------- -------------------------------- --------------------------------
                                                WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE
FIXED OPTIONS                         SHARES     EXERCISE PRICE        SHARES      EXERCISE PRICE          SHARES    EXERCISE PRICE
-------------                         ------     --------------        ------      --------------          ------    --------------

OUTSTANDING AT BEGINNING OF YEAR      2,397,500        1.27            1,585,000      1.33               1,335,210    1.63
GRANTED                                 102,500        1.13              817,500      1.13                 530,000    0.66
CANCELED                               (147,500)       1.13                    -         -                       -       -
EXERCISED                               (68,750)       0.84                    -         -                       -       -
FORFEITED                              (447,750)       1.37               (5,000)     0.66                (280,210)   1.48
                                   -------------                   --------------                     -------------
OUTSTANDING AT END OF YEAR            1,836,000                        2,397,500      1.27               1,585,000    1.33
                                   =============                   ==============                     =============

OPTIONS EXERCISABLE AT YEAR-END       1,374,125                        1,520,000                           894,750
WEIGHTED-AVERAGE FAIR VALUE OF
   OPTIONS GRANTED DURING THE YEAR   $     0.88                            $0.91                             $0.50



TOTAL OPTION LIFE                            10                               10                                10
% EXERCISABLE                                75%                              63%                               56%
AVERAGE YEARS EXERCISABLE                     3                                3                                 2
AVERAGE REMAINING CONTRACTUAL LIFE            7                                7                                 8


THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 30, 2001:

                                                   Stock Options Outstanding                       Stock Options Exercisable
                                                   -------------------------                       -------------------------
                                         Number         Weighted-Average                           Number
                                      Outstanding          Remaining         Weighted-Avg        Exercisable      Weighted-Avg
RANGE OF EXERCISE PRICES              at 6/30/01        Contractual Life    Exercise Price       at 6/30/01      Exercise Price
------------------------              ----------        ----------------    --------------       ----------      --------------
          $0.6562 TO $1.030             412,500                7.33              $0.66             309,375           $0.66
          $1.031 TO $1.37               822,500                8.22              $1.12             463,750           $1.11
          $1.38 TO $1.50                404,500                5.95              $1.38             404,500           $1.38
          $1.51 TO $2.00                 47,000                0.19              $1.63              47,000           $1.63
          $2.01 TO $2.50                 41,500                1.96              $2.38              41,500           $2.38
          $3.01 TO $3.50                 66,000                3.83              $3.38              66,000           $3.38
          $3.51 TO $4.00                 42,000                2.51              $3.94              42,000           $3.94

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 24, 2000:

                                               Stock Options Outstanding                      Stock Options Exercisable
                                               -------------------------                      -------------------------
                                     Number       Weighted-Average                           Number
                                   Outstanding        Remaining        Weighted-Avg        Exercisable      Weighted-Avg
RANGE OF EXERCISE PRICES           at 6/24/00     Contractual Life    Exercise Price       at 6/24/00      Exercise Price
------------------------           ----------     ----------------    --------------       ----------      --------------
          $0.6562 TO $1.030          475,000           8.33               $0.66              237,500            $0.66
          $1.031 TO $1.37            925,000           9.17               $1.11              285,000            $1.11
          $1.38 TO $1.50             770,000           6.91               $1.38              770,000            $1.38
          $1.51 TO $2.00              77,000           0.93               $1.75               77,000            $1.75
          $2.01 TO $2.50              41,500           2.69               $2.38               41,500            $2.38
          $3.01 TO $3.50              67,000           4.86               $3.38               67,000            $3.38
          $3.51 TO $4.00              42,000           3.51               $3.94               42,000            $3.94

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 26, 1999:


                                                Stock Options Outstanding                      Stock Options Exercisable
                                                -------------------------                      -------------------------
                                      Number       Weighted-Average                           Number
                                   Outstanding        Remaining         Weighted-Avg        Exercisable        Weighted-Avg
RANGE OF EXERCISE PRICES            at 6/26/99      Contractual Life    Exercise Price      at 6/26/99        Exercise Price
------------------------            ----------      ----------------    --------------      ----------        --------------
          $0.6562 TO $1.030          480,000             9.33               $0.66            120,000              $0.66
          $1.031 TO $1.37            107,500             8.36               $1.06             53,750              $1.06
          $1.38 TO $1.50             770,000             7.91               $1.38            493,500              $1.38
          $1.51 TO $2.00              77,000             1.92               $1.75             77,000              $1.75
          $2.01 TO $2.50              41,500             3.82               $2.38             41,500              $2.38
          $3.01 TO $3.50              67,000             5.86               $3.38             67,000              $3.38
          $3.51 TO $4.00              42,000             4.51               $3.94             42,000              $3.94


NOTE 10 - COMMITMENTS
The Company leases office and plant space under operating leases, which expire on various dates through 2005. Certain leases provide for escalations in rent based upon increases in the lessor's annual operating costs or the consumer price index. Future minimum lease payments under these agreements at June 30, 2001 were as follows:

Fiscal Year
          2002            $408,000
          2003             371,000
          2004             129,000
          2005              66,000
                         ---------
                          $974,000
                         =========

Rent expense for operations approximated $380,000, $342,000 and $325,000 for fiscal years 2001, 2000 and 1999, respectively.


NOTE 11 - TRANSACTIONS WITH RELATED PARTIES
During fiscal year 1998 the Company issued an officer loan in the amount of $375,000. The loan of $375,000 was combined with the loan this officer had outstanding in the amount of $45,000 at the end of fiscal year 1997. The revised loan amount of $420,000 bears interest of at 6.5% per annum and is payable on October 1, 2002 and is collateralized by the officer's home. Payments on the loan will be derived from the equity proceeds from the sale of the officers first residence, a portion of future annual bonuses to be paid to the officer by the Company as negotiated. All outstanding balances of the note, including principal and interest accrued thereon, shall become payable in full on October 1, 2002. At the end of fiscal year 2000 the officer sold his first residence and applied the net proceeds of $26,000 from the sale of the residence as payment towards the loan. $394,000 of the loan was outstanding at June 30, 2001. Subsequent to the fiscal year 2001, the remaining balance was received and applied toward principal and interest.

During fiscal year 1999 the Company issued an officer a loan in the amount of $55,000. The loan of $55,000 was collateralized by the officer's primary residence and bearing interest of 6.5% per annum. The note was established as part of a relocation agreement and payment of the note is payable from the net equity proceeds on the sale of the collateralized property and shall be deemed payable in full within two years from the date of the note. During fiscal 1999, the property was sold and $23,000 received leaving a balance of $32,000 at June 26, 1999. During fiscal 2000, an additional $20,000 was received and during fiscal 2001, the principal balance plus accrued interest was paid in full.

During fiscal 1999 a loan of $85,000 was issued to a key employee and is collateralized by the employee's home. The note bears interest at 6.6% per annum and payment of the note is due and payable in full five years from the date of the loan, or six months after the employee's termination whichever comes first. During fiscal year 2000, $20,000 was received for principle and interest. During fiscal year 2001, an additional $20,000 was received and applied toward principal and interest.

The Board of Directors agreed to pay one of its Directors a $15,000 annual fee less the amount of consulting fees paid to the member during the fiscal year for services provided on behalf of the Company's Technology Committee. The board member provides engineering consulting services to the Company through the member's own company at his normal billing rates.

The Company receives consulting services under an agreement with Food Investors Corporation ("FIC"), which is majority owned by the Secria Europe, S.A. Food Research Corporation ("FRC"), the majority owner of Cuisine Solutions common shares, is also owned by Secria Europe, S.A. Pursuant to the consulting agreement, FIC provides services related to management, planning, strategy development and pursing worldwide interests of the Company. This agreement is renewable annually. The amount paid by the Company to FIC in fiscal years 2001, 2000 and 1999 was $144,000 per year.

Effective April 1998 the position of Vice President, Culinary Sales was eliminated. The Vice President was employed with the Company for over twenty years in senior positions, was given a three year guaranteed severance package in the amount of $322,000. The Company paid the remaining liability for this severance package during fiscal year 2001.

On June 12, 2001, the Company signed a letter of intent, whereby they will exchange their interest in the Norwegian subsidiary for a joint venture interest in Chile. The agreement has not been closed as the details of the transaction have not been finalized.


NOTE 12 - SALES TO MAJOR CUSTOMERS
Due to the decentralized purchase decision process of customers within the Foodservice channel, management does not believe any single customer creates a dependency relationship.

The On Board Services channel has sales to two airline catering companies that represent approximately 20% of total Company sales in fiscal 2001 and the same two caterers accounted for 22.7% of total Company sales during fiscal 2000. One of the two caterers account for approximately 15% of total Company sales in fiscal 2001 and 16.7% in fiscal 2000.

Foreign sales accounted for approximately 29.6%, 32.4%, and 38.1% of total sales in fiscal years 2001, 2000 and 1999, respectively.


NOTE 13 - LITIGATION
The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts, which it may be required to pay by reason thereof, will have a material effect on the Company's financial position or results of operations.


NOTE 14 - QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
In management's opinion, the interim financial data below reflects all adjustments necessary to fairly state the results of the interim period presented. All adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                                (in thousands, except per share amounts)

                                                          FISCAL YEAR 2001 QUARTERS ENDED

                                        September 16,        December 9,         March 31,        June 30,
                                            2000                 2000              2001             2001
                                     -------------------  -----------------  ---------------  ---------------

Total revenue                               $8,343               $9,463           $9,305           $9,027
Gross margin                                  1,980               2,595            1,679            2,672
Net income (loss)                              (171)                411             (795)            (306)
Net income (loss) per share (basic          $(0.01)              $ 0.03           $(0.05)          $(0.03)
and diluted)


                                                          FISCAL YEAR 2000 QUARTERS ENDED

                                        September 18,        December 11,        April 1,          June 24,
                                            1999                 1999              2000              2000
                                     -------------------  ------------------  -----------------  --------------

Total revenue                                $7,730              $8,701          $ 9,601            $9,778
Gross margin                                  2,009               2,318            1,155             1,701
Net income (loss)                                 1                  59           (1,274)             (766)
Net income (loss) per share (basic)          $ 0.00              $ 0.00          $ (0.09)           $(0.05)
Net income (loss) per share
(diluted)                                    $ 0.00              $ 0.00          $ (0.08)           $(0.05)

SCHEDULE II
CUISINE SOLUTIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 Balance at      Additions                                      Balance at
                                                 Beginning       charged to     Reduction of                      End of
                                                 of Period       operations      allowance      write-offs        Period
                                                ------------    ------------     -----------   ------------     ------------

Year ended June 26, 1999
  Allowance for doubtful accounts                 $      -        $ 61,000         $     -       $      -         $ 61,000
                                                ------------    ------------     -----------   ------------     ------------

   Provision for losses on unit closings          $ 72,000        $      -         $     -       $ 72,000  (1)    $      -
                                                ------------    ------------     -----------   ------------     ------------

  Allowance for obsolete inventory                $262,000        $      -         $     -       $193,000  (2)    $ 69,000
                                                ------------    ------------     -----------   ------------     ------------

Year ended June 24, 2000
  Allowance for doubtful accounts                 $ 61,000        $ 59,000         $     -       $ 31,000         $ 89,000
                                                ------------    ------------     -----------   ------------     ------------

  Allowance for obsolete inventory                $ 69,000        $119,000         $     -       $      -  (2)    $188,000
                                                ------------    ------------     -----------   ------------     ------------

Year ended June 30, 2001
  Allowance for doubtful accounts                 $ 89,000        $ 55,000         $     -       $ 36,000         $108,000
                                                ------------    ------------     -----------   ------------     ------------

  Allowance for sales rebates earned,
  not yet taken                                   $      -        $198,000         $     -       $      -         $198,000
                                                ------------    ------------     -----------   ------------     ------------

  Allowance for obsolete inventory                $188,000        $      -         $41,000       $ 44,000         $103,000
                                                ------------    ------------     -----------   ------------     ------------

(1) Recovery of reserves associated with the former Bakery Division

(2) Additional reserves for obsolete inventory