Form 10-Q
period 2001-09-22
CUISINE SOLUTIONS INC
filed 2001-11-05
CIK 737602

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     SEPTEMBER 22, 2001
                                               -----------------------

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
                                        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 26, 2001.

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

                             CUISINE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                            =======================================
                                                                                Sep. 22,              June 30,
                                                                                  2001                  2001
                                                                            =================    ==================
ASSETS
Current Assets
  Cash and cash equivalents                                                 $        592,000      $        773,000
  Accounts receivable, trade                                                       4,142,000             4,916,000
 Inventory                                                                         7,403,000             6,401,000
 Prepaid expenses                                                                    288,000               296,000
 Current portion of notes receivable, related party                                    7,000                10,000
 Other current assets                                                                566,000               415,000
                                                                            -----------------     -----------------
   Total current assets                                                           12,998,000            12,811,000

Investments, noncurrent                                                            2,603,000             2,491,000
Fixed assets, net                                                                  5,357,000             5,051,000
Note receivable, officer and related party,
  including accrued interest, less current portion                                    64,000               450,000
Investments and Advances in Cuisine Solutions Brazil                                 877,000               944,000
Other assets                                                                       1,089,000             1,014,000
                                                                            -----------------     -----------------
   Total assets                                                             $     22,988,000      $     22,761,000
                                                                            =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                                1,253,000             1,082,000
  Accounts payable and accrued expenses                                            2,942,000             2,766,000
  Accrued payroll and related liabilities                                          1,107,000               896,000
  Other accrued taxes                                                                  9,000                 3,000
                                                                            -----------------     -----------------
     Total current liabilities                                                     5,311,000             4,747,000

Long-term debt, less current portion                                               1,546,000             1,500,000
                                                                            -----------------     -----------------
    Total liabilities                                                              6,857,000             6,247,000
                                                                            -----------------     -----------------

Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares authorized,
    15,647,370 shares issued and 14,824,588 shares outstanding
    at September 22, 2001 and June 30, 2001 respectively.                            157,000               157,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                            -                     -
 Additional paid-in capital                                                       28,333,000            28,333,000
Accumulated deficit                                                              (10,248,000)           (9,367,000)
Accumulated Other Comprehensive Income
 Unrealized gain (losses) on debt and equity investments                               5,000              (107,000)
 Cumulative translation adjustment                                                   (69,000)             (455,000)
 Treasury stock, at cost (822,782
  at Sep 22, 2001 and June 30, 2001 respectively)                                 (2,047,000)           (2,047,000)
                                                                            -----------------     -----------------
    Total stockholders' equity                                                    16,131,000            16,514,000
                                                                            -----------------     -----------------
Commitments and contingencies

                                                                            -----------------     -----------------
  Total liabilities and stockholders' equity                                $     22,988,000      $     22,761,000
                                                                            =================     =================


See accompanying notes to consolidated financial statements.

                             CUISINE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        ============================================
                                                                                        First Quarter
                                                                        ============================================
                                                                                  Twelve Weeks Ended
                                                                        ============================================
                                                                             Sep 22,                   Sep 16,
                                                                               2001                      2000
                                                                        ===================        =================
NET SALES                                                                       $7,335,000               $8,343,000
Cost of goods sold                                                               5,798,000                6,363,000
                                                                        --------------------------------------------
    GROSS MARGIN                                                                 1,537,000                1,980,000

SELLING AND ADMINISTRATION                                                       2,150,000                2,046,000
DEPRECIATION AND AMORTIZATION                                                      117,000                   95,000
                                                                        --------------------------------------------
    LOSS FROM OPERATIONS                                                          (730,000)                (161,000)
                                                                        --------------------------------------------

NONOPERATING INCOME (EXPENSE)
    INVESTMENT INCOME                                                               35,000                   62,000
    INTEREST EXPENSE                                                               (35,000)                 (40,000)
    LOSS IN EQUITY FROM INVESTMENT IN BRAZIL                                      (120,000)                       0
    OTHER EXPENSE                                                                  (31,000)                 (32,000)
                                                                        --------------------------------------------
        TOTAL NONOPERATING EXPENSE                                                (151,000)                 (10,000)
                                                                        --------------------------------------------


LOSS FROM OPERATIONS BEFORE INCOME TAX                                            (881,000)                (171,000)
PROVISION FOR INCOME TAX BENEFIT (EXPENSE)                                               -                        -
                                                                        --------------------------------------------


                                                                        --------------------------------------------
NET LOSS                                                                          (881,000)                (171,000)
                                                                        ============================================


BASIC AND DILUTED NET LOSS PER SHARE                                                ($0.06)                  ($0.01)


WEIGHTED AVERAGE SHARES OUTSTANDING                                             15,824,588               14,762,761
                                                                        ============================================




See accompanying notes to consolidated financial statements.

                             CUISINE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          ==============================================
                                                                                            Year to date
                                                                                         Twelve weeks ended
                                                                              Sep 22,                       Sep 16,
                                                                                2001                         2000
                                                                          =================             ================
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                   $     (881,000)              $     (171,000)
Adjustments to reconcile net loss to
  net cash (used in ) provided by operating activities
    Depreciation and amortization                                                 263,000                      293,000
    Loss on sale of investments                                                       -                         37,000
    Loss in equity from investment in Brazil                                      120,000                          -
    Change in cumulative translation adjustment                                   386,000                     (373,000)
    Changes in assets and liabilities, net of
     effects of discontinued operations and non-cash transactions:
       Decrease in accounts receivable trade, net                                 774,000                      634,000
       Increase in inventory                                                   (1,002,000)                  (1,101,000)
       Decrease (Increase) in prepaid expenses                                      8,000                     (787,000)
       Decrease in notes receivable, related party                                389,000                      224,000
       Increase in other assets                                                  (226,000)                     (40,000)
       Increase (Decrease) in accounts payable and accrued expenses               176,000                     (196,000)
       Increase (Decrease) in accrued payroll and related liabilities             211,000                     (191,000)
       Decrease in other liabilities                                                  -                         (3,000)
       Increase (Decrease) in other accrued taxes                                   6,000                       (6,000)
                                                                          -----------------             ----------------
  Net cash (used) provided by operating activities                                224,000                   (1,680,000)
                                                                          -----------------             ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments                                                                -                        491,000
   Increase in investment in Brazil                                               (53,000)                        -
   Capital expenditures                                                          (569,000)                    (230,000)
   Purchase of Treasury Stock                                                         -                           -
                                                                          -----------------             ----------------
  Net cash (used) provided by investing activities                               (622,000)                     261,000
                                                                          -----------------             ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                               217,000                      287,000
                                                                          -----------------             ----------------
      Net cash provided by financing activities                                   217,000                      287,000
                                                                          -----------------             ----------------

      Net decrease                                                               (181,000)                  (1,132,000)
      Cash and cash equivalents, beginning of period                              773,000                      948,000
                                                                          -----------------             ----------------

CASH and CASH EQUIVALENTS (CASH OVERDRAFT), END OF PERIOD                  $      592,000                 $   (184,000)
                                                                          =================             ================








See accompanying notes to consolidated financial statements

                             Cuisine Solutions, Inc.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                     Retained
                                                                 Additional          Earnings           Cumulative
                                                Common            Paid-In          (Accumulated        Translation
                                                Stock             Capital            Deficit)           Adjustment
                                           =================  =================  =================    ===============

                                           -----------------  -----------------  -----------------    ---------------

BALANCE, JUNE 30, 2001                            $ 157,000       $ 28,333,000       $ (9,367,000)        $ (455,000)
                                           =================  =================  =================    ===============

   FIRST QUARTER 2002 NET LOSS                                                           (881,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND
   EQUITY INVESTMENTS
   TRANSLATION ADJUSTMENT                                                    -                               386,000
   OTHER COMPREHENSIVE INCOME/(LOSS)

COMPREHENSIVE INCOME/(LOSS)

 TREASURY SHARES PURCHASES
                                           -----------------  -----------------  -----------------    ---------------
BALANCE, SEPTEMBER 22, 2001                       $ 157,000       $ 28,333,000      $ (10,248,000)         $ (69,000)
                                           =================  =================  =================    ===============

                                            Unrealized Gains
                                            (Losses) on Debt                           Total
                                               and Equity           Treasury        Stockholders'
                                              Investments            Stock             Equity
                                           =================    ================  =================

                                           -----------------    ----------------  -----------------

BALANCE, JUNE 30, 2001                           $ (107,000)       $ (2,047,000)      $ 16,514,000
                                           =================    ================  =================

   FIRST QUARTER 2002 NET LOSS                                                            (881,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND                                               -                  -
   EQUITY INVESTMENTS                               112,000                                112,000
   TRANSLATION ADJUSTMENT                                                                  386,000
   OTHER COMPREHENSIVE INCOME/(LOSS)                                                       498,000
                                                                                  -----------------
COMPREHENSIVE INCOME/(LOSS)                                                               (383,000)
                                                                                                 -
 TREASURY SHARES PURCHASES                                                                       -
                                           -----------------    ----------------  -----------------
BALANCE, SEPTEMBER 22, 2001                         $ 5,000        $ (2,047,000)      $ 16,131,000
                                           =================    ================  =================

                                                                                     Retained
                                                                 Additional          Earnings           Cumulative
                                                Common            Paid-In          (Accumulated        Translation
                                                Stock             Capital            Deficit)           Adjustment
                                           =================  =================  =================    ===============

                                           -----------------  -----------------  -----------------    ---------------
BALANCE, JUNE 24, 2000                            $ 156,000       $ 28,276,000       $ (8,506,000)         $ (34,000)
                                           =================  =================  =================    ===============

   FIRST QUARTER 2000 NET LOSS                                                           (171,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND
   EQUITY INVESTMENTS
   TRANSLATION ADJUSTMENT                                                    -                              (373,000)
   OTHER COMPREHENSIVE INCOME/(LOSS)

COMPREHENSIVE INCOME/(LOSS)

 TREASURY SHARES PURCHASES
                                           -----------------  -----------------  -----------------    ---------------
BALANCE, SEPTEMBER 16, 2000                       $ 156,000       $ 28,276,000       $ (8,677,000)        $ (407,000)
                                           =================  =================  =================    ===============

                                             Unrealized Gains
                                             (Losses) on Debt                           Total
                                               and Equity            Treasury        Stockholders'
                                              Investments             Stock             Equity
                                            =================    ================  =================

                                            -----------------    ----------------  -----------------
BALANCE, JUNE 24, 2000                            $ (453,000)       $ (2,047,000)      $ 17,392,000
                                            =================    ================  =================

   FIRST QUARTER 2000 NET LOSS                                                             (171,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS ON DEBT AND                                                -                  -
   EQUITY INVESTMENTS                                146,000                                146,000
   TRANSLATION ADJUSTMENT                                                                  (373,000)
   OTHER COMPREHENSIVE INCOME/(LOSS)                                                       (227,000)
                                                                                   -----------------
COMPREHENSIVE INCOME/(LOSS)                                                                (398,000)
                                                                                                  -
 TREASURY SHARES PURCHASES                                                                        -
                                            -----------------    ----------------  -----------------
BALANCE, SEPTEMBER 16, 2000                       $ (307,000)       $ (2,047,000)      $ 16,994,000
                                            =================    ================  =================

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

2)    Fiscal Periods

      The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters, of fiscal years 2002 and 2001 contain 12 weeks, and the third quarter contains 16 weeks.

3)    Inventory

      Inventories are valued at the lower of cost, determined by the first-in, first-out method (FIFO), or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

      Inventory consists of:

                                               Sept 22,     June 30,
                                                 2001         2001
------------------------------------------------------------------------
Raw materials                                 $ 1,556,000   $ 1,401,000

Frozen product & other finished goods           5,594,000     4,718,000

Packing materials & supplies                      391,000       385,000
                                             ---------------------------

                                                7,541,000     6,504,000

Less obsolescence reserve                       (138,000)     (103,000)
                                             ---------------------------

                                              $ 7,403,000   $ 6,401,000
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

6)    Transaction with Related Parties

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

7)       Statement Re Computation of Per Share Earnings

         Basic net income (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share also includes common equivalent shares outstanding during the period if dilutive. The Company's common equivalent shares consist of stock options. The weighted average number of shares outstanding related to stock options for fiscal 2001 were 1,374,125. For the periods ended September 22, 2001, and September 16, 2000, the assumed exercise of the Company's outstanding stock options are not included in the calculation as the effect would be anti-dilutive.

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

RESULTS OF OPERATIONS

      Cuisine Solutions, Inc. reported a net loss of $881,000 for the first quarter of fiscal 2002 compared to a net loss of $171,000 a year ago. The increase in the loss was due to the significant decrease in USA sales, which in turn impact distribution/storage costs since inventory levels increased, and the immediate subsequent reduction in production affected the ability to cover fixed production overhead costs. In addition to the decrease in sales demand, the Company recorded an additional recognition of $120,000 of losses in equity from the investment in Brazil. Revenue in the first quarter 2002 decreased from $8,343,000 to $7,335,000, a 12.1% decrease compared to the previous year due to a sales decline in the core sales channel On Board Services. The decline was driven by temporary cost saving programs of large customers, specifically by the airlines, which had a dramatic impact on the Company's sales after the September 11, 2001 terrorist attacks in New York and Virginia. The weeks following September 11, 2001 resulted in extremely limited business travel, a major source of Cuisine Solutions sales revenue via sales to airlines and the hotel banquet industries. Although the airline industry is cutting back, many of the cuts are short airline routes on non-meal shuttle flights. In addition, Management believes the associated travel industry headcount reduction may increase the dependency on prepared meal solutions due to the flexibility and reduced need for labor when using Cuisine Solutions pre-prepared meals. Management is also placing additional emphasis on retail sales for the holiday season as well as additional focus on the already growing military business.

NET SALES

      First quarter 2002 revenue of $7,335,000 decreased as described above by 12.1% compared to previous years' first quarter revenue of $8,343,000.


                                          Q1 FISCAL 2002      Q1 FISCAL 2001        $CHANGE       %CHANGE
                                          --------------      --------------        -------       -------
 USA                                       $   4,992,000       $   5,899,000    $   (907,000)     (15.4%)
 Norway                                          176,000             479,000        (303,000)     (63.3%)
 France                                        2,167,000           1,965,000          202,000       10.3%

                                     ---------------------------------------------------------------------
Total Product Sales Revenue                $   7,335,000       $   8,343,000    $ (1,008,000)     (12.1%)
                                     =====================================================================



USA SALES

      Fiscal year 2002 first quarter sales in the USA decreased $907,000 to $4,992,000, a 15.4% decrease from the previous year first quarter sales of $5,899,000.

      Cuisine Solutions USA Fiscal Year 2002 first quarter sales by sales channel



                                            Q1 FY02             Q1 FY01          $CHANGE       %CHANGE
                                            -------             -------          -------       -------
Food Service                                $   1,494,000       $   1,650,000    $ (156,000)      (9.5%)
On Board Services                               2,616,000           3,720,000    (1,104,000)     (29.7%)
Retail                                             34,000             102,000       (68,000)     (66.7%)
Military                                          724,000             279,000        445,000      159.5%
New Business                                      124,000             148,000       (24,000)     (16.2%)

                                      -------------------------------------------------------------------
TOTAL                                       $   4,992,000       $   5,899,000    $ (907,000)     (15.4%)
                                      ===================================================================


      First quarter fiscal 2002 sales to the USA Foodservice channel totaled $1,494,000 versus previous year first quarter total of $1,650,000 a decrease of $ 156,000 or 9.5%. The decrease was driven by decreased sales to hotel events and convention centers. Additionally, businesses did not hold as many large banquet events as they did in the previous year. The decreased sales margins for the quarter were partly compensated by the decrease of related sales and marketing expenses and higher contribution margins. The Foodservice channel currently provides the highest gross margins to the Company after the successful reorganization in order to focus sales efforts on key accounts, large events, and use distributors to manage lower volume opportunities. The improved gross margins for this channel resulted from better management of the product mix and cost reduction as well as through improvements in distribution management and related costs. Cuisine Solutions will continue to increase direct sales via the call center initiated during fiscal year 2001. The call center allows an internal customer service group to follow up on sales and initiate sales activity without the direct use of our formal Foodservice Sales force. This allows more time and effort of the direct sales force to be focused on generating new accounts and introduction of new products into existing accounts.

Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions product. Management believes this value increases in the current economic and political situation challenging today's business environment.

      Fiscal 2002 first quarter sales to the On Board services channel decreased significantly 29.7% in the USA to $2,616,000 from the previous year first quarter sales of $3,720,000. The On Board Services channel has been dramatically impacted by immediate stops of orders from all major airlines after the terrorist attacks in the USA. Management of Cuisine Solutions had to immediate respond with a reduction of plant personnel in Alexandria, as well as salary cuts throughout the Company. However, Management is confident that the business will gradually return and has already received interest directly from airlines as well as from Amtrak with alternative sales opportunities subsequent to the tragic events in September 2001. While there are increased concerns in the marketplace, management of Cuisine Solutions will continue to strengthen the business relationships with most of the major US airlines, passenger rail lines and harbor cruise lines through continued value and service increase and flexible solutions upon the current demand in the industry. In the meantime, Management has and will continue to initiate aggressive cost reduction programs and product line changes to meet the changing needs of the industry.

      Retail sales for the first quarter of fiscal 2002 decreased $68,000 to $34,000 from $102,000 during the same period of the previous year due to fluctuating changes in order patterns from a key retail accounts, as well as loss of some internet accounts. The Company had several promising presentations to North American retailers during the first quarter of fiscal 2002 for the new premium packaged frozen food products and anticipates product rollouts during the second quarter through the fourth quarter of fiscal year 2002.Cuisine Solutions France has also placed premium private label products very successfully into the French retail industry, an industry that is experiencing a significant increase in frozen food sales versus the traditional demand for fresh products. At the same time the roll out plan for the existing in-store deli program to the largest supermarket retailer in Brazil and further penetration to targeted retailers in the USA is underway.

      Military sales for the first quarter 2002 increased $445,000 or 159.5% to $724,000 from $279,000 during the same period in fiscal 2001. The increase in sales revenue does not reflect the recent change in US Military activity since most of these sales occurred prior to September 11, 2001. Military sales continue to be managed very successfully via a broker/distributor adding very little in terms of sales and administrative expenses. The Company will further support the growing opportunity for this sales channel which currently has the highest growth rates as the military faces new challenges to attract and retain personnel and the demands for ethnic and special foods continue to increase within the military.

      New Business sales for the first quarter of fiscal year 2002 amounted to $124,000, down from $148,000 in fiscal 2002. The sales decline of $24,000 is attributed to decreased sales to catalog companies. The Company will continue with further penetration of product sales to national restaurant chains with entrees and special meals such as vegetarian dishes throughout fiscal year 2002.

NORWAY SALES

      The majority of Norwegian sales, approximately 84.7%, are inter-company sales to the USA and France. During the first quarter of fiscal 2002, total Norwegian sales volume decreased 40.6% to 10,373,000 Norwegian Kroner from 17,479,000 Norwegian Kroner during the first quarter of fiscal 2001. The sales amount converted to US dollars amounted to $1,150,000 in the first quarter of fiscal 2002 and $1,967,000 during the first quarter of fiscal 2001 before the elimination of inter-company balances. Inter-company sales from Cuisine Solutions Norway are eliminated and reported as sales from either Cuisine Solutions France or Cuisine Solutions USA. Total production and inter-company sales measured in Norwegian Kroner were down 35% during the first quarter of fiscal 2002 versus the same period in the previous year. Total Norwegian sales before inter-company eliminations in both US dollars and Norwegian Kroners were as follows:

                                         FISCAL 2002          FISCAL 2001
                                       NORWAY Q1 SALES      NORWAY Q1 SALES    $CHANGE        %CHANGE
                                       ---------------      ---------------    -------        -------
Sales in US Dollars                          1,150,000            1,967,000    (817,000)       (41.5%)

Sales in Norwegian Kroners                  10,373,000           17,479,000  (7,106,000)      (40.6 %)

Average Exchange Rate                            9.020                8.886

      The decrease in sales is primarily caused by the decreased demand of raw materials from Cuisine Solutions USA due to the reduced business volume during the first quarter of fiscal year 2002. Cuisine Solutions has included many salmon items in its retail presentations and anticipates a dramatic increase in retail sales of salmon in the second and third quarters of fiscal year 2002.

FRANCE SALES

      The total fiscal year 2002 first quarter sales during this period in US dollars were $2,167,000 versus previous year sales of $1,965,000, a reported increase of $202,000 or 10.3%. Cuisine Solutions France changed its local reporting currency from French francs to the EURO effective with the beginning of fiscal year 2002. Sales in EURO during the same period were EURO 2,441,000 versus EURO 2,148,000 respectively, an increase of 13.6%. The differences in growth are due to the US dollar-EURO fluctuations in the exchange rate for the respective periods.

      Cuisine Solutions France fiscal year 2002 first quarter sales compared to prior year first quarter and respective exchange rates are as follows:

                                        FISCAL 2002           FISCAL 2001
                                      FRANCE Q1 SALES       FRANCE Q1 SALES      $CHANGE       %CHANGE
                                      ---------------       ---------------      -------       -------
Sales in US Dollars                             2,167,000            1,965,000      202,000         10.3%

Sales in EURO                                   2,441,000            2,148,000      293,000         13.6%

Average Exchange Rate                               1.126                1.093

      Cuisine Solutions France growth was driven by strong retail sales of private label packaged products as well as a continued growing demand in the foodservice sector. Foodservice operators are forced to deal with the thirty-five hour work week constraint and have discovered that the Cuisine Solutions product line offers a solution to the limited availability and higher cost of labor created as result of the new mandated work hour rules.

BRAZIL

      Cuisine Solutions Inc. owns 39% of a joint venture with a Brazilian partner, Sanoli Indsutria E Commercio Alimentacao Ltda., which has built a manufacturing facility and market product in the Mercusor market. The Company contributed technology to the partnership in lieu of a cash contribution. The Company performs management services to assist with the design and construction of the manufacturing facility as well as ongoing management service for operations, research and development, marketing and administrative support. No management income was earned during the first quarter of fiscal 2002.

         As of September 22, 2001 the investment consisted of advances, Accounts Receivables for services performed and a loan in the amount of $763,000 that has been granted during the second quarter of 2001. The loan bears interest at the London Interbank Offered Rate ("LIBOR") plus spread accepted by the Central Bank of Brazil at the time of repayment. The loan must be repaid within one year with the option to convert it into equity and controlling interest of the Brazilian Company.

         Accumulated losses of Cuisine Solutions Brazil Ltda. from the date of inception August 7, 1998 through September 22, 2001 approximated to $2,000,000. Fiscal 2002 first quarter results of Cuisine Solutions Brazil Ltda. amounted to a loss of $306,000. Cuisine Solutions Inc. recorded their share of the loss under "Loss in equity from investments in Brazil" and as a reduction of "Investment and Advances in Brazil" in the amount of $120,000 for the first quarter of fiscal year 2002.


GROSS MARGINS

                                                                               QUARTER ENDED
                                                                               -------------
                                                                           SEP. 22,        SEP. 16,
                                                                            2001              2000
                                                                            ----              ----
                                                                          (dollars in thousands)
Net sales..................................................................$  7,335       $   8,343
Gross margin percentage    .................................................  21.0%            23,7%

Loss from operations                                                       $  (730)            (161)

      Gross margins decreased in the USA due to lower production and fixed cost absorption as well as increased distribution costs as sales almost stopped for a two week period resulting in higher inventories. Management has cut back on production to reduce the inventories as well as initiated large scale cut back to reduce operating expenses without impairing the Company to grow when demand grows.

      Gross margins in France are down two percent as a result of increased demand for lower margin product during the first quarter of fiscal 2002.

      Gross margins for the plant in Norway are positive after management has replaced the Managing Director of the Norwegian facility during last fiscal year with an experienced manager providing the ability to improve the operations output and reduce production costs. Additionally, the market price for raw salmon decreased steadily over the term of the last year.

      The Company's consumption of other key raw materials such as lamb and poultry are reaching levels that will allow management to bypass the broker network and purchase direct from producers through large annual contracts. Cuisine Solutions management is confident that larger sales volume in the USA with its impact to fixed costs and continued aggressive management will result in an average target gross margin of more than 30%. The gross margin in France is expected to stay at approximately 20% due to heavy price competition without plans to complete any capital improvements by the close of fiscal year 2002.


SELLING AND ADMINISTRATIVE EXPENSES

A comparison of selling and general administrative costs follows:

                                                                                        QUARTER ENDED
                                                                                        -------------
                                                                                 SEP. 22,         SEP. 16,
                                                                                  2001              2000
                                                                                  ----              ----
                                                                                  (dollars in thousands)
Selling and administrative costs................................................   $  2,150      $  2,046

         Selling and administrative expenses increased $104,000 in the first quarter of fiscal 2002 versus the first quarter of fiscal 2001. Expenses as a percent of sales were 29.3% in the first quarter of fiscal 2002 versus 24.5% in fiscal 2001. The increase was due to timing of legal expenses associated with trademarks and contracts as well as increased travel and marketing investments early in the fiscal year to increase visibility and prospects for the holiday retail and banquet season. Cuisine Solutions also donated a large quantity of product to help feed the men and women assisting with the rescue operations in New York City and Arlington, Virginia. Management does continue to push for reduction of selling and administrative expenses and initiated further cost reduction projects subsequently to the sales decrease in the USA.


DEPRECIATION AND AMORTIZATION

          Depreciation and amortization decreased $30,000 to $263,000 for the first quarter of fiscal year 2002, compared with $293,000 for the same period a year ago. This decrease is related to equipment reaching its useful life and correspondingly has been fully depreciated.


NON-OPERATING INCOME AND EXPENSE

         Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

        Interest expense relates to the borrowings relating to the Company's U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At September 22, 2001, the Company had borrowings of approximately $2,799,000, bearing interest at rates ranging from 5.5% to 9.9%. The majority of these borrowings of $2,230,000 was through its Norwegian subsidiary and includes an outstanding principle amount of $1,172,000 for the capital lease on the building in Norway and $1,058,000 in a working capital line of credit. Cuisine Solutions France also has a term loan for $207,000 at 5.5% obtained to finance a plant expansion and elimination of factoring. The current portion of this loan is $95,000, and loan is due September 2003. Additionally, Cuisine Solutions France entered in December 2000 into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% p.a. interest on the outstanding balance of the loan. The current portion of this loan is $99,000 and the total outstanding principle amounts to $358,000 at September 22, 2001. The remainder of the debt $4,000 is a vehicle loan used to acquire a truck for the Company's USA facility.


PROVISION FOR TAXES

        No provision for income taxes was made during the first quarter of fiscal 2002.


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

      During the previous fiscal year the sales to Airline accounts were approximately 45% of total revenues and sales to the Foodservice Industry 33%, primarily to hotel restaurant and banquets. Both of these industries have been affected due to the decreased travel related to the September 11, 2001 tragedy. Management is confident that the business cycle will swing back as well as possibly offer new opportunities for the Company. Management has already initiated drastic cut backs and re-focused efforts to accelerate sales to other sales channels, specifically military sales and retail sales. These sales channels already had formal sales programs in place, and management will accelerate where feasibly possible.

     Management cannot predict what the final outcome may be or when the return to normal business travel will occur, nor can it completely identify all of the potential new opportunities that may be available.

This business situation presents a new level of both risk and opportunity.

LIQUIDITY AND CAPITAL RESOURCES

      At September 22, 2001, the Company's combined total of cash and short-term investment balances was $592,000, compared with $773,000 at June 30, 2001. This decrease is the result of the increased inventory and capital spending. Additionally, the Company held investments of $2,603,000 and $2,491,000 at September 22, 2001 and June 30, 2001, respectively, with maturities greater than one year. There is no restriction on cash balances at the end of the fiscal 2002 first quarter.

      Net cash provided by operations amounted to $224,000 for year to date 2002, compared to cash used of $1,680,000 a year ago. Cash in the amount of $622,000 was used by investing activities, largely due to the investment in new equipment in France. Cash in the amount of $217,000 was provided by financing activities and related to the Norwegian operations expanded use of a working capital line of credit.

      The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of September 22, 2001, $1,058,000 was outstanding under this overdraft facility. The maximum amount available under line of credit is currently $1,120,000.


FUTURE PROSPECTS

MARKETING EFFORTS

         In fiscal year 2002, the Company's strategy will involve increasing the Cuisine Solutions market share while exploring new opportunities of pre-prepared frozen entrees in the banquet, airline, rail and cruise line industries. The Company also intends to roll out a new retail packaged product line during the second quarter, the first packaged product line sold in the USA under the Cuisine Solutions Brand. The Company will also expand its in-store deli program beyond the current accounts to include at least two additional retail accounts.
 During fiscal year 2001, the Company launched a strategic effort to enter the retail in-store deli market by establishing test stores with large supermarkets to evaluate consumer acceptance, case movements and price points. The same in-store deli program was also initiated to the largest supermarket retailer in Brazil, focusing its initial sales efforts in Sao Paulo and Rio de Janeiro. The rollout plan is in progress with expectations to reach 120 stores by December 2001. The Company envisions excellent retail growth opportunities in Brazil, since Cuisine Solutions has been given the opportunity to be the sole supplier to provide a complete prepared meal solution to the in-store deli category of the mentioned retailer.

      The company also further developed the investment known as STAR CHEF ALLIANCE, which created the FIVELEAF brand. The Company will produce at the plant in the USA, a luxury line of prepared entrees, accompaniments, and desserts created by an extraordinary consortium of the most distinguished chefs in the United States. This product line will be distributed through Omaha Steaks, who will manage all logistics and fulfillment. The product line will be marketed to consumers via a national introduction in December 2002 with an intensive, upscale public relations campaign. Consumers will be able to purchase FiveLeaf products over the telephone via call center, by catalog, and through the FiveLeaf Web site. Ultimately they will also be available in retail stores, beginning with the retail sites owned and operated by Omaha Steaks throughout the United States.

FOODSERVICE

         The Foodservice channel will continue to manage the hotel restaurant menu program while working to reduce distribution costs of shipping direct to hotels. The fiscal 2002 strategy involves the continued penetration into key national accounts, banquet centers and casinos. Cuisine Solutions will also pursue increased sales via the call center initiated during fiscal year 2001. Management intends to pursue larger accounts during fiscal 2002 since Cuisine Solutions pricing, both current and future, will be affected by the number of products and the efficiency and productivity of both the sales force and production facilities. Management expects continued double digit growth rates in Europe, but is uncertain of the impact the slowdown in the US economy will have on USA sales.


ON BOARD SERVICES

       On Board Services was highly affected by the recent slowdown of the travel industry after the growth during fiscal year 2001. While there are increased concerns in the marketplace, Management of Cuisine Solutions will continue the execution of its strategic plans for fiscal 2002. Key growth areas include an aggressive campaign to penetrate the European airline market as well as to airlines servicing the Mercusor countries, continued product development and market penetration into the USA airline market and a long-term strategy with vacation cruise lines. As the airline and related support industries consolidate their workforce, Management will explore every opportunity to make Cuisine Solutions product available to the industry to allow airlines to continue to provide high quality first class and business class meals, but with greater flexibility and less labor using the Cuisine Solutions product line.

RETAIL

         Retail objectives for fiscal year 2002 include the addition of a major retail customer in France in the upscale premium frozen packaged foods category, the only growth category of frozen food in Europe, penetration into the USA in-store deli of targeted retailers, introduction of premium frozen retail products into the USA market and completion of in-process product rollout to the in-store deli program in Brazil. Furthermore, Cuisine Solutions management anticipates the product rollout for several premium frozen food projects to retail customers during the next quarters of fiscal year 2002. The benefit of retail sales includes high volume potential, economies of scale from production and lower distribution and administrative cost per sales order. Management initiated a strategic effort into retail sales in order to diversify the sales channels of the Company and to provide the opportunity for large volume sales that would provide increase the efficiency of the total Company product line. Management anticipates that this effort, initiated fifteen months ago will produce the results anticipated.

FRANCE

         Cuisine Solutions France has experienced significant growth during the last two years, but the growth has been limited to sales in France. Management has initiated the development of a strategic sales plan to expand the selling efforts to other European countries, especially Germany and the United Kingdom, during fiscal year 2002. Management expects to make some progress into the German sales market during the second and third quarter as well as continues growth in the foodservice division.

         Cuisine Solutions France will continue to pursue additional product line expansion into the retail market and attempt to increase its market share and product facings. As a margin supplier of pre-prepared packaged meals sold through the retail supermarket channel and the existence of a highly successful production line Cuisine Solutions France has opened doors for future opportunities in both North and South America.

Year to date growth rates in France are expected to continue for the balance of the fiscal year.

BRAZIL

         The largest and newest facility, Cuisine Solutions Brazil, managed under a joint venture agreement, has been designed to handle large volume demand as well as for expandability to meet future additional volume requirements. The Brazilian facility initiated production in May 2001 and had initial customer production runs for test marketing the retail product line in Brazil. The facility also received approval from the European Community in May 2001, an approval that requires strict quality control measures in order to have the approval to ship product to Europe. Cuisine Solutions intends to take advantage of the lower cost of poultry, beef and pork in Brazil, and ship product to the European market.

Cuisine Solutions Brazil will focus on the development of the South American retail and foodservice markets in fiscal year 2002.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

         Interest rates and foreign exchange rates.

Interest rates:
         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment and debt portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers. A portion of the debt portfolio has fluctuating interest rates, which change with changes in the market.

Foreign Currency Risk:
         International operations constitute 32% of first quarter fiscal year 2002 Company sales. The majority of the Company's sales are denominated in U.S. dollars, thereby limiting the Company's risk to changes in foreign currency rates. The Norwegian subsidiary's sales are denominated in Norwegian kroner while the French subsidiary reports in EURO. As currency exchange rates, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales, which are subject to these foreign currency fluctuations, are currently 45% of the Company's sales. The net assets of the subsidiaries are approximately 32% of the Company's net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's 18th annual meeting of shareholders was held on October 16, 2001 in Herndon, Virginia at the Dulles Airport Hyatt Hotel. The following individuals were re-elected to serve as Directors for a period of one year and until their successors are elected and qualify: Jean-Louis Vilgrain (Chairman), Stanislas Vilgrain (President & CEO), Sebastien Vilgrain, Mr. Charles McGettigan, Mr. David Jordan, Mr. Robert van Roijen and Mr. Robert Murphy (Vice President, CFO and Treasurer).




         .

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              CUISINE SOLUTIONS, INC.

Date:   November  5, 2001                     By: /s/Stanislas Vilgrain
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