Form 10-Q
period 2001-12-15
CUISINE SOLUTIONS INC
filed 2002-01-18
CIK 737602

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended     DECEMBER 15, 2001
                                           ----------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ------------    --------------


                     Commission File Number        0-12800
                                            --------------

                           CUISINE SOLUTIONS, INC.
            (Exact name of registrant as specified in its charter)

                   DELAWARE                               52-0948383
                   --------                               ----------
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

                            CUISINE SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               --------------------------------
                                                                                 Dec. 15,          June 30,
                                                                                   2001              2001
                                                                               --------------    --------------
ASSETS
Current Assets
  Cash and cash equivalents                                                     $    463,000      $    773,000
  Accounts receivable, trade                                                       3,817,000         4,916,000
 Inventory                                                                         6,554,000         6,401,000
 Prepaid expenses                                                                    254,000           296,000
 Current portion of notes receivable, related party                                    5,000            10,000
 Other current assets                                                                474,000           415,000
                                                                               --------------    --------------
   TOTAL CURRENT ASSETS                                                           11,567,000        12,811,000

Investments, noncurrent                                                            2,545,000         2,491,000
Fixed assets, net                                                                  5,254,000         5,051,000
Note receivable, officer and related party,
  including accrued interest, less current portion                                    64,000           450,000
Investments and Advances in Cuisine Solutions Brazil                                 777,000           944,000
Other assets                                                                       1,108,000         1,014,000
                                                                               --------------    --------------
   TOTAL ASSETS                                                                 $ 21,315,000      $ 22,761,000
                                                                               ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                                1,267,000         1,082,000
  Accounts payable and accrued expenses                                            3,013,000         2,766,000
  Accrued payroll and related liabilities                                          1,017,000           896,000
  Other accrued taxes                                                                  6,000             3,000
                                                                               --------------    --------------
     Total current liabilities                                                     5,303,000         4,747,000

Long-term debt, less current portion                                               1,469,000         1,500,000
                                                                               --------------    --------------
    Total liabilities                                                              6,772,000         6,247,000
                                                                               --------------    --------------

Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares authorized,
    15,647,370 shares issued and 14,824,588 shares outstanding
    at December 15, 2001 and June 30, 2001 respectively.                             157,000           157,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                            -                 -
 Additional paid-in capital                                                       28,333,000        28,333,000
Accumulated deficit                                                              (11,725,000)       (9,367,000)
Accumulated Other Comprehensive Income
 Unrealized gain (losses) on debt and equity investments                             (53,000)         (107,000)
 Cumulative translation adjustment                                                  (122,000)         (455,000)
 Treasury stock, at cost (822,782 at Dec 15, 2001
  and June 30, 2001 respectively)                                                 (2,047,000)       (2,047,000)
                                                                               --------------    --------------
    Total stockholders' equity                                                    14,543,000        16,514,000
                                                                               --------------    --------------
Commitments and contingencies

                                                                               --------------    --------------
  Total liabilities and stockholders' equity                                    $ 21,315,000      $ 22,761,000
                                                                               ==============    ==============


See accompanying notes to consolidated financial statements.

                           CUISINE SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                           -----------------------------------  ----------------------------------
                                                                       SECOND QUARTER                         YEAR TO DATE
                                                           -----------------------------------  ----------------------------------
                                                                     TWELVE WEEKS ENDED                TWENTY FOUR WEEKS ENDED
                                                           -----------------------------------  ----------------------------------
                                                              Dec 15,              Dec 9,          Dec 15,              Dec 9,
                                                                2001                2000             2001                2000
                                                           ---------------      --------------  ---------------      -------------
NET SALES                                                      $6,235,000          $9,463,000      $13,570,000        $17,806,000
Cost of goods sold                                              5,603,000           6,868,000       11,401,000         13,231,000
                                                           -----------------------------------  ----------------------------------
    GROSS MARGIN                                                  632,000           2,595,000        2,169,000          4,575,000

SELLING AND ADMINISTRATION                                      1,898,000           2,121,000        4,048,000          4,168,000
DEPRECIATION AND AMORTIZATION                                     118,000              98,000          235,000            192,000
                                                           -----------------------------------  ----------------------------------
    (LOSS) INCOME FROM OPERATIONS                              (1,384,000)            376,000       (2,114,000)           215,000
                                                           -----------------------------------  ----------------------------------

NONOPERATING INCOME (EXPENSE)
    INVESTMENT INCOME                                              36,000              45,000           71,000            107,000
    INTEREST EXPENSE                                              (40,000)            (51,000)         (75,000)           (91,000)
    LOSS IN EQUITY FROM INVESTMENT IN BRAZIL                     (100,000)                            (220,000)                 -
    OTHER INCOME (EXPENSE)                                         11,000              41,000          (20,000)             9,000
                                                           -----------------------------------  ----------------------------------
        TOTAL  NONOPERATING (EXPENSE) INCOME                      (93,000)             35,000         (244,000)            25,000
                                                           -----------------------------------  ----------------------------------


(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAX                (1,477,000)            411,000       (2,358,000)           240,000
PROVISION FOR INCOME TAX BENEFIT (EXPENSE)                              -                   -                -                  -
                                                           -----------------------------------  ----------------------------------


                                                           -----------------------------------  ----------------------------------
NET (LOSS) INCOME                                              (1,477,000)            411,000       (2,358,000)           240,000
                                                           ===================================  ==================================


BASIC AND DILUTED NET (LOSS) INCOME PER SHARE                      ($0.09)              $0.03           ($0.15)             $0.02


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                    15,824,588          14,755,838       15,824,588         14,755,838
                                                           ===================================  ==================================


WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                  15,852,299          14,965,704       15,904,955         14,918,228
                                                           ===================================  ==================================


See accompanying notes to consolidated financial statements.

                           CUISINE SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                        -------------------------------------
                                                                                     Year to date
                                                                              Twenty Four weeks ended
                                                                          Dec. 15,                Dec. 9,
                                                                            2001                    2000
                                                                        --------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income                                                        $ (2,358,000)          $    240,000
Adjustments to reconcile net (loss) income to
  net cash provided by (used in) operating activities
    Depreciation and amortization                                             533,000                450,000
    Loss on sale of investments                                                    -                 120,000
    Loss in equity from investment in Brazil                                  220,000                     -
    Change in cumulative translation adjustment                               333,000               (354,000)
    Changes in assets and liabilities:
       Decrease in accounts receivable trade, net                           1,099,000                563,000
       Increase in inventory                                                 (153,000)            (2,189,000)
       Decrease (Increase) in prepaid expenses                                 42,000                (33,000)
       Decrease in notes receivable, related party                            391,000                236,000
       (Increase) Decrease in other assets                                   (153,000)               317,000
       Increase (Decrease) in accounts payable and accrued expenses           247,000               (699,000)
       Increase (Decrease) in accrued payroll and related liabilities         121,000                (92,000)
       Decrease in other liabilities                                               -                  (2,000)
       Increase (Decrease) in other accrued taxes                               3,000                 (6,000)
                                                                        --------------          -------------
  Net cash provided by (used in) operating activities                         325,000             (1,449,000)
                                                                        --------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments                                                             -               2,455,000
   Increase in Investments and Advances in Cuisine Solutions Brazil           (53,000)            (1,141,000)
   Capital expenditures                                                      (736,000)              (952,000)
                                                                        --------------          -------------
  Net cash (used in) provided by investing activities                        (789,000)               362,000
                                                                        --------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to debt                                                           154,000                203,000
                                                                        --------------          -------------
      Net cash provided by financing activities                               154,000                203,000
                                                                        --------------          -------------

      Net decrease                                                           (310,000)              (884,000)
      Cash and cash equivalents, beginning of period                          773,000                948,000
                                                                        --------------          -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    463,000           $     64,000
                                                                        ==============          =============



See accompanying notes to consolidated financial statements

                           CUISINE SOLUTIONS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)

                                                                                 Retained
                                                               Additional        Earnings        Cumulative
                                                 Common          Paid-In       (Accumulated      Translation
                                                  Stock          Capital         Deficit)        Adjustment
                                              --------------  --------------  ---------------    ------------

                                              --------------  --------------  ---------------    ------------
BALANCE, JUNE 30, 2001                            $ 157,000    $ 28,333,000     $ (9,367,000)     $ (455,000)
                                              ==============  ==============  ===============    ============

   SECOND QUARTER YTD 2002 NET LOSS                                               (2,358,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS (LOSSES) ON DEBT
   AND EQUITY INVESTMENTS
   TRANSLATION ADJUSTMENT                                                 -                          333,000
   OTHER COMPREHENSIVE INCOME/(LOSS)

COMPREHENSIVE INCOME/(LOSS)

 TREASURY SHARES PURCHASES
                                              --------------  --------------  ---------------    ------------
BALANCE, DECEMBER 15, 2001                        $ 157,000    $ 28,333,000    $ (11,725,000)     $ (122,000)
                                              ==============  ==============  ===============    ============



                                                                                 Retained
                                                               Additional        Earnings        Cumulative
                                                 Common          Paid-In       (Accumulated      Translation
                                                  Stock          Capital         Deficit)        Adjustment
                                              --------------  --------------  ---------------    ------------

                                              --------------  --------------  ---------------    ------------
BALANCE, JUNE 24, 2000                            $ 156,000    $ 28,276,000     $ (8,506,000)      $ (34,000)
                                              ==============  ==============  ===============    ============

   SECOND QUARTER YTD 2001 NET INCOME                                                240,000
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS (LOSSES) ON DEBT
   AND EQUITY INVESTMENTS
   TRANSLATION ADJUSTMENT                                                 -                         (354,000)
   OTHER COMPREHENSIVE INCOME/(LOSS)

COMPREHENSIVE INCOME/(LOSS)

 TREASURY SHARES PURCHASES
                                              --------------  --------------  ---------------    ------------
BALANCE, DECEMBER 9, 2000                         $ 156,000    $ 28,276,000     $ (8,266,000)     $ (388,000)
                                              ==============  ==============  ===============    ============



                                             Unrealized Gains
                                             (Losses) on Debt                      Total
                                               and Equity        Treasury      Stockholders'
                                              Investments          Stock          Equity
                                             ---------------   --------------  --------------

                                             ---------------   --------------  --------------
BALANCE, JUNE 30, 2001                           $ (107,000)    $ (2,047,000)   $ 16,514,000
                                             ===============   ==============  ==============

   SECOND QUARTER YTD 2002 NET LOSS                                               (2,358,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS (LOSSES) ON DEBT                                       -               -
   AND EQUITY INVESTMENTS                            54,000                           54,000
   TRANSLATION ADJUSTMENT                                                            333,000
   OTHER COMPREHENSIVE INCOME/(LOSS)                                                 387,000
                                                                               --------------
COMPREHENSIVE INCOME/(LOSS)                                                       (1,971,000)
                                                                                           -
 TREASURY SHARES PURCHASES                                                                 -
                                             ---------------   --------------  --------------
BALANCE, DECEMBER 15, 2001                        $ (53,000)    $ (2,047,000)   $ 14,543,000
                                             ===============   ==============  ==============



                                             Unrealized Gains
                                             (Losses) on Debt                      Total
                                               and Equity        Treasury      Stockholders'
                                              Investments          Stock          Equity
                                             ---------------   --------------  --------------

                                             ---------------   --------------  --------------
BALANCE, JUNE 24, 2000                           $ (453,000)    $ (2,047,000)   $ 17,392,000
                                             ===============   ==============  ==============

   SECOND QUARTER YTD 2001 NET INCOME                                                240,000
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS (LOSSES) ON DEBT                                       -               -
   AND EQUITY INVESTMENTS                           328,000                          328,000
   TRANSLATION ADJUSTMENT                                                           (354,000)
   OTHER COMPREHENSIVE INCOME/(LOSS)                                                 (26,000)
                                                                               --------------
COMPREHENSIVE INCOME/(LOSS)                                                          214,000
                                                                                           -
 TREASURY SHARES PURCHASES                                                                 -
                                             ---------------   --------------  --------------
BALANCE, DECEMBER 9, 2000                        $ (125,000)    $ (2,047,000)   $ 17,606,000
                                             ===============   ==============  ==============

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

     Inventory consists of:

                                      Dec. 15,   June 30,
                                        2001       2001
-----------------------------------------------------------
Raw materials                        $1,444,000 $1,401,000

Frozen product & other finished
goods                                 4,859,000  4,718,000

Packing materials & supplies            399,000    385,000
                                     ----------------------

                                      6,702,000  6,504,000

Less obsolescence reserve             (148,000)  (103,000)
                                     ----------------------

                                     $6,554,000 $6,401,000
                                     ======================

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

     Cuisine Solutions France has achieved the target for the 1,000,000 shares as of June 30, 2001. The additional shares will be issued to the seller during fiscal year 2002 by using 100% of the Company's treasury stock and new issues of unregistered stock for the balance of the shares.

     On June 12, 2001, the Company signed a letter of intent, whereby they will exchange their interest in the Norwegian subsidiary for a joint venture interest in Chile. The agreement has not been closed as the details of the transaction have not been finalized.

7)      Statement Re Computation of Per Share Earnings

        Basic net income (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share also includes common equivalent shares outstanding during the period if dilutive. The Company's common equivalent shares consist of stock options and common stock earned but not issued as additional compensation, or earn out, for the acquisition of Nouvelle Carte. The weighted average number of shares outstanding related to stock options and earn out for fiscal 2001 were 1,374,125 and 1,000,000, respectively. For the periods ended December 15, 2001 the assumed exercise price of the Company's outstanding stock options are not included in the calculation as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share:

Twelve weeks ended December 15, 2001 and December 9, 2000:
                                                                         Dec. 15      Dec. 9
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:                              2001         2000
--------------------------------------------                              ----         ----
Numerator:
Net income (loss)                                                     ($1,477,000)    $411,000

Denominator:
Weighted-average common shares outstanding                              15,824,588  14,755,838
                                                                        ----------  ----------

Basic earnings (loss) per common share                                     ($0.09)       $0.03

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
----------------------------------------------
Numerator:
Net income                                                            ($1,477,000)    $411,000

Denominator:
Weighted-average common shares outstanding                              15,824,588  14,755,838
Dilutive share options                                                          --     209,866
                                                                      ------------  ----------
Dilutive weighted-average shares                                        15,824,588  14,965,704
                                                                        ----------  ----------

Diluted earnings (loss) per share                                          ($0.09)       $0.03


Twenty Four weeks ended December 15, 2001 and December 9, 2000:
                                                                         Dec. 15      Dec. 9
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:                              2001         2000
--------------------------------------------                              ----         ----
Numerator:
Net income (loss)                                                     ($2,358,000)    $240,000

Denominator:
Weighted-average common shares outstanding                              15,824,588  14,755,838
                                                                        ----------  ----------

Basic earnings (loss) per common share                                     ($0.15)       $0.02

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
----------------------------------------------
Numerator:
Net income                                                            ($2,358,000)    $240,000

Denominator:
Weighted-average common shares outstanding                              15,824,588  14,755,838
Dilutive share options                                                          --     162,390
                                                                      ------------  ----------
Dilutive weighted-average shares                                        15,824,588  14,918,228
                                                                        ----------  ----------

Diluted earnings (loss) per share                                          ($0.15)       $0.02

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

RESULTS OF OPERATIONS

     Cuisine Solutions, Inc. reported a net loss of $1,477,000 for the second quarter of fiscal 2002 compared to a net income of $411,000 a year ago. The significant loss was due to the decline in USA sales, which in turn impacts distribution/storage costs, and the ability to cover fixed production overhead costs due to the reduction in production. In addition to the decrease in sales demand, the Company recorded an additional recognition of $100,000 of losses in equity from the investment in Brazil. Revenue in the second quarter 2002 decreased from $9,463,000 to $6,235,000, a 34.1% decrease compared to the previous year due to a sales decline in the core sales channels On Board Services and Foodservice. The sales decline was driven by reduced travel and temporary cost saving programs of large customers, specifically by the airlines, which had a dramatic impact on the Company's sales after the September 11, 2001 terrorist attacks in New York and Virginia. The weeks following September 11, 2001 resulted in extremely limited business travel, a major source of Cuisine Solutions sales revenue via sales to airlines and the hotel banquet industries. Although the airline industry is cutting back, many of the cuts are short airline routes on non-meal shuttle flights. In addition, Management believes the associated travel industry headcount reduction may increase the dependency on prepared meal solutions due to the flexibility and reduced need for labor when using Cuisine Solutions pre-prepared meals.

NET SALES

     Second quarter 2002 revenue of $6,235,000 decreased as described above by 34.1% compared to previous years' second quarter revenue of $9,463,000.

                               Q2 FISCAL 2002   Q2 FISCAL 2001    $CHANGE        %CHANGE
                               --------------   --------------    -------        -------

USA                               $  3,812,000     $  6,937,000  $ (3,125,000)   (45.1%)
Norway                                 144,000          143,000         1,000      0.7%
France                               2,279,000        2,383,000      (104,000)    (4.4%)
                               ---------------------------------------------------------

Total Product Sales Revenue      $   6,235,000    $   9,463,000  $ (3,228,000)   (34.1%)
                               =========================================================


USA SALES

     Fiscal year 2002 second quarter sales in the USA decreased $3,125,000 to $3,812,000, a 45.1% decrease from the previous year second quarter sales of $6,937,000.

     Cuisine Solutions USA Fiscal Year 2002 second quarter sales by sales channel were as follows:


                                    Q2 FY02         Q2 FY01       $CHANGE    %CHANGE
                                    -------         -------       -------    -------
Food Service                       $  1,372,000    $  2,667,000 $(1,295,000)   (48.6%)
On Board Services                     1,442,000       3,704,000  (2,262,000)   (61.1%)
Retail                                  229,000         175,000       54,000     30.9%
Military                                583,000         245,000      338,000    138.0%
New Business/NRC                        186,000         146,000       40,000     27.4%
                                -------------------------------------------------------

TOTAL                             $   3,812,000   $   6,937,000 $(3,125,000)   (45.1%)
                                =======================================================


     Second quarter fiscal 2002 sales to the USA Foodservice channel totaled $1,372,000 versus previous year second quarter total of $2,667,000 a decrease of $1,295,000 or 48.6%. The decrease was driven by decreased sales to hotel events and convention centers. Additionally, businesses did not hold as many large banquet events as they did in the previous year. The decreased sales margins for the quarter were partly compensated by the decrease of related sales and marketing expenses and higher contribution margins. The Foodservice channel currently provides the highest gross margins to the Company after focusing sales efforts on key accounts, large events, and using distributors to manage lower volume opportunities. Cuisine Solutions will continue to increase direct sales via the call center initiated during fiscal year 2001. The call center allows an internal customer service group to follow up on sales and initiate sales activity without the direct use of our formal Foodservice Sales force. This allows more time and effort of the direct sales force to be focused on generating new accounts and introduction of new products into existing accounts. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions product. Management believes this value increases in the current economic and political situation challenging today's business environment.

     Fiscal 2002 second quarter sales to the On Board services channel decreased significantly 61.1% in the USA to $1,442,000 from the previous year second quarter sales of $3,704,000. The On Board Services channel has been dramatically impacted by immediate stops of orders from most major airlines after the terrorist attacks in the USA. Management of Cuisine Solutions had to immediately respond with a reduction of plant personnel in Alexandria, as well as salary cuts throughout the Company. While there are increased concerns in the marketplace, management of Cuisine Solutions will continue to strengthen the business relationships with most of the major US airlines, passenger rail lines and harbor cruise lines through continued value and an increase in service by offering flexible solutions upon the current demand in the industry. In the meantime, Management has and will continue to initiate aggressive cost reduction programs and product line changes to meet the changing needs of the industry.

     Retail sales for the second quarter of fiscal 2002 increased $54,000 to $229,000 from $175,000 during the same period of the previous year primarily due to the introduction of the new premium packaged frozen food product line with a national retailer. Further product rollouts and penetration to targeted retailers in the USA are anticipated during the third and fourth quarter of fiscal year 2002. Cuisine Solutions France has also placed premium private label products very successfully into the French retail industry, an industry that is experiencing a significant increase in frozen food sales versus the traditional demand for fresh products.

     Military sales for the second quarter 2002 increased $338,000 or 138.0% to $583,000 from $245,000 during the same period in fiscal 2001. Military sales continue to be managed very successfully via a broker/distributor, adding very little in terms of sales and administrative expenses. The Company will further support the growing opportunity for this sales channel which currently has the highest growth rates as the military faces new challenges to attract and retain personnel and the demands for ethnic and special foods continue to increase within the military.

     New Business sales for the second quarter of fiscal year 2002 amounted to $186,000, up from $146,000 in fiscal 2001. The sales increase of $40,000 is attributed to sales to national restaurant chains. The Company will continue with further penetration of product sales to national restaurant chains with entrees and special meals such as vegetarian dishes throughout fiscal year 2002.

NORWAY SALES

     The majority of Norwegian sales, approximately 74.5%, are inter-company sales to the USA and France. During the second quarter of fiscal 2002, total Norwegian sales volume decreased 62.3% to 4,962,000 Norwegian Kroner in the second quarter of fiscal 2002 from 13,143,000 Norwegian Kroner during the second quarter of fiscal 2001. The sales amount converted to US dollars amounted to $564,000 in the second quarter of fiscal 2002 and $1,410,000 during the second quarter of fiscal 2001 before the elimination of inter-company balances. Inter-company sales from Cuisine Solutions Norway are eliminated and reported as sales from either Cuisine Solutions France or Cuisine Solutions USA. Total production and inter-company sales measured in Norwegian Kroner were down 69% during the second quarter of fiscal 2002 versus the same period in the previous year. Total Norwegian sales before inter-company eliminations in both US dollars and Norwegian Kroners were as follows:

                              FISCAL 2002      FISCAL 2001
                            NORWAY Q2 SALES  NORWAY Q2 SALES    CHANGE     %CHANGE
                            ---------------  ---------------    ------     -------
Sales in US Dollars                  564,000        1,410,000   (846,000)    (60.0%)

Sales in Norwegian Kroners         4,962,000       13,143,000 (8,181,000)    (62.3%)

Average Exchange Rate                  8.798            9.321


     The decrease in sales is primarily caused by the decreased demand of raw materials from Cuisine Solutions USA due to the reduced business volume during the second quarter of fiscal year 2002. The USA sales dollar value was lower due to the decrease in the value of the Norwegian Kroner versus the US dollar. Cuisine Solutions has included many salmon items in its retail presentations and anticipates an increase in retail sales of salmon in the third and fourth quarters of fiscal year 2002.

FRANCE SALES

     The total fiscal year 2002 second quarter sales during this period in US dollars were $2,279,000 versus previous year sales of $2,383,000, a reported decrease of $104,000 or 4.4%. Cuisine Solutions France changed its local reporting currency from French francs to the EURO effective with the beginning of fiscal year 2002. Sales in EURO during the same period were EURO 2,538,000 versus EURO 2,772,000 respectively, a decrease of 8.4%. The differences in growth are due to the US dollar-EURO fluctuations in the exchange rate for the respective periods.

     Cuisine Solutions France fiscal year 2002 second quarter sales compared to prior year second quarter and respective exchange rates are as follows:

                                FISCAL 2002       FISCAL 2001
                              FRANCE Q2 SALES   FRANCE Q2 SALES    CHANGE    %CHANGE
                              ---------------   ---------------    ------    -------
Sales in US Dollars                   2,279,000        2,383,000  (104,000)     (4.4%)

Sales in EURO                         2,538,000        2,772,000  (234,000)     (8.4%)

Average Exchange Rate                     1.114            1.163

     Cuisine Solutions France sales were lower for the second quarter due to lower Retail and On Board Services sales, but the Company experienced continued growing demand in the foodservice sector. Foodservice operators are forced to deal with the thirty-five hour work week constraint and have discovered that the Cuisine Solutions product line offers a solution to the limited availability and higher cost of labor created as result of the new mandated work hour rules.

BRAZIL

     Cuisine Solutions Inc. owns 39% of a joint venture with a Brazilian partner, Sanoli Indsutria E Commercio Alimentacao Ltda., which has built a manufacturing facility and markets product in the Mercusor market. The Company contributed technology to the partnership in lieu of a cash contribution. The Company performs management services to assist with the design and construction of the manufacturing facility as well as ongoing management service for operations, research and development, marketing and administrative support. No management income was earned during the second quarter of fiscal 2002.

        As of December 15, 2001 the investment consisted of advances, Accounts Receivables for services performed and a loan in the amount of $763,000 that has been granted during the second quarter of 2001. The loan bears interest at the London Interbank Offered Rate ("LIBOR") plus spread accepted by the Central Bank of Brazil at the time of repayment. The loan must be repaid within one year with the option to convert it into equity and controlling interest of the Brazilian Company. The loan is currently in default and management is in negotiations for repayment.

        Accumulated losses of Cuisine Solutions Brazil Ltda. from the date of inception August 7, 1998 through December 15, 2001 approximated to $2,255,000. Fiscal 2002 second quarter results of Cuisine Solutions Brazil Ltda. amounted to approximately $256,000. Cuisine Solutions Inc. recorded their share of the loss under "Loss in equity from investments in Brazil" and as a reduction of "Investment and Advances in Brazil" in the amount of $100,000 for the second quarter of fiscal year 2002.

GROSS MARGINS

                                                               QUARTER ENDED
                                                               -------------
                                                           DEC. 15,      DEC. 9,
                                                            2001          2000
                                                            ----          ----
                                                          (dollars in thousands)
Net sales................................................$  6,235      $   9,463
Gross margin percentage...................................  10.1%          27.4%

(Loss) income from operations                            $ (1,384)          376

     Gross margins decreased in the USA due to lower production and fixed cost absorption as well as increased distribution costs as sales were drastically lower for a six week period after the September 11 terrorist attacks resulting in higher inventories. Management has cut back on production to reduce the inventories as well as initiated large scale cut back to reduce operating expenses without impairing the Company to grow when demand grows.

     Gross margins in France are down one percent as a result of increased demand for lower margin product during the second quarter of fiscal 2002.

     Gross margins for the plant in Norway are currently negative due to the significant decrease in sales during the quarter, which in turn impact distribution/storage costs since inventory levels increased, and the immediate subsequent reduction in production affected the ability to cover fixed production overhead costs.

     Cuisine Solutions management is confident that larger sales volume in the USA with its impact to fixed costs and continued aggressive management will allow the Company to return to an average gross margin of more than 25%. The gross margin in France is expected to stay at approximately 20% due to heavy price competition without plans to complete any capital improvements by the close of fiscal year 2002.

SELLING AND ADMINISTRATIVE EXPENSES

A comparison of selling and general administrative costs follows:

                                                                         QUARTER ENDED
                                                                         -------------
                                                                     DEC. 15,       DEC. 9,
                                                                       2001          2000
                                                                       ----          ----
                                                                        (dollars in thousands)
Selling and administrative costs..................................  $  1,898      $  2,121

        Selling and administrative expenses decreased $223,000 in the second quarter of fiscal 2002 versus the second quarter of fiscal 2001. Expenses as a percent of sales were 30.4% in the second quarter of fiscal 2002 versus 22.4% in fiscal 2001. The decrease in the dollars spent was due to the significant reduction in overhead cost as well as decreased travel expenses. Marketing investments increased to increase visibility and prospects for the holiday retail and banquet season. Management does continue to push for reduction of selling and administrative expenses and initiated further significant cost reduction projects subsequently to the sales decrease in the USA.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization increased $23,000 to $270,000 for the second quarter of fiscal year 2002, compared with $247,000 for the same period a year ago as a result of equipment and leasehold improvements added to the facilities in the USA and France during the third quarter of fiscal year 2001.

NON-OPERATING INCOME AND EXPENSE

        Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

       Interest expense relates to the borrowings relating to the Company's U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At December 15, 2001, the Company had borrowings of approximately $2,736,000, bearing interest at rates ranging from 5.5% to 9.9%. The majority of these borrowings of $2,217,000 was through its Norwegian subsidiary and includes an outstanding principle amount of $1,142,000 for the capital lease on the building in Norway and $1,075,000 in a working capital line of credit. Cuisine Solutions France also has a term loan for $181,000 at 5.5%
obtained to finance a plant expansion and elimination of factoring. The current portion of this loan is $94,000, and loan is due September 2003. Additionally, Cuisine Solutions France entered in December 2000 into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% interest on the outstanding balance of the loan. The current portion of this loan is $98,000 and the total outstanding principle amounts to $338,000 at December 15, 2001.

TWENTY FOUR WEEKS ENDED DECEMBER 15, 2001 COMPARED TO TWENTY FOUR WEEKS ENDED DECEMBER 9, 2000

RESULTS OF OPERATIONS

     Cuisine Solutions, Inc. reported a net loss of $2,358,000 for the second quarter year to date of fiscal 2002 compared to a net income of $240,000 a year ago. The significant loss was due to the decline in USA sales and corresponding gross margins, which in turn impact distribution/storage costs since inventory levels increased during the first quarter, and the ability to cover fixed production overhead costs due to the reduction in production. In addition to the decrease in sales demand, the Company recorded an additional recognition of $220,000 of losses in equity from the investment in Brazil.

NET SALES

     Revenue in the second quarter year to date 2002 decreased from $17,806,000 to $13,570,000, a 23.8% decrease compared to the previous year due to the sales decline in the core sales channels On Board Services and Foodservice. A summary of the Company's operations by region and by business channel is shown below.

Total second quarter YTD sales by region are as follows (Norway inter-company sales are eliminated):


                               YTD FISCAL 2002  YTD FISCAL 2001   $CHANGE       %CHANGE
                               ---------------  ---------------   -------       -------
USA                               $  8,804,000   $   12,836,000  $ (4,032,000)   (31.4%)
Norway                                 320,000          622,000      (302,000)   (48.6%)
France                               4,446,000        4,348,000         98,000      2.3%
                               --------------------------------------------------------
Total Product Sales Revenue       $ 13,570,000   $   17,806,000  $ (4,236,000)   (23.8%)
                               ========================================================

USA SALES

Total year to date second quarter USA sales by business channel is as follow:


                                YTD FISCAL 2002  YTD FISCAL 2001    $CHANGE      %CHANGE
                                ---------------  ---------------    -------      -------
Foodservice                        $  2,866,000    $  4,316,000  $(1,450,000)    (33.6%)
On Board Services                     4,058,000       7,424,000   (3,366,000)    (45.3%)
Retail                                  263,000         296,000      (33,000)    (11.2%)
Military                              1,307,000         524,000       783,000     149.4%
New Business/NRC                        310,000         276,000        34,000      12.3%
                                ---------------------------------------------------------
Total                               $ 8,804,000    $ 12,836,000  $(4,032,000)    (31.4%)
                                =========================================================

Fiscal 2002 YTD second quarter Foodservice sales decreased $1,450,000 to $2,866,000 from previous YTD sales of $4,316,000. The decrease is attributed to decreased distributor sales to hotel events, convention centers and sales to theme parks.

Fiscal 2002 YTD second quarter On Board Service sales decreased $3,366,000 to $4,058,000 from previous YTD sales of $7,424,000. The decrease is attributed to decreased sales to airlines and harbor cruise lines.

Fiscal 2002 YTD second quarter retail sales decreased $33,000 to $263,000 from previous YTD sales of $296,000. The decrease was attributable to fluctuating changes in order patterns from a key retail account during the first quarter as well as to the loss of sales to Internet companies.

Fiscal 2002 YTD second quarter Military sales increased $783,000 to $1,307,000 from previous YTD sales of $524,000. The increase is attributed to the business growth of the broker/distributor managing Cuisine Solutions product.

Fiscal 2002 YTD second quarter New Business sales increased $34,000 to $310,000 from previous YTD sales of $276,000. The increase is attributed to sales to a now national restaurant chains.

NORWAY SALES

Total fiscal year 2002 YTD Value of Norwegian Shipments (includes inter-company sales):

                             FISCAL 2002          FISCAL 2001
                         YTD NORWAY Q2 SALES  YTD NORWAY Q2 SALES   CHANGE     %CHANGE
                         -------------------  -------------------   ------     -------
Sales in US Dollars                1,714,000           3,378,000   (1,664,000)  (49.3%)

Sales in Norwegian
Kroners                           15,335,000          30,621,000  (15,286,000)  (49.9%)

Average Exchange Rate                  8.947               9.065

Second quarter YTD shipment volume for Norway decreased 50%. This was driven by a lower demand for salmon primarily in the USA.

FRANCE SALES

Total fiscal year 2002 YTD Sales from France:

                             FISCAL 2002          FISCAL 2001
                         YTD FRANCE Q2 SALES  YTD FRANCE Q2 SALES    CHANGE    %CHANGE
                         -------------------  -------------------    ------    -------
Sales in US Dollars               4,446,000            4,348,000       98,000      2.3%

Sales in EURO                     4,979,000            4,920,000       59,000      1.2%

Average Exchange Rate                 1.120                1.132

The second quarter YTD US dollar value of sales from Cuisine Solutions France increased $98,000 to $4,446,000 from previous years YTD sales of $4,348,000. The YTD sales in EURO increased EURO 59,000 to EURO 4,979,000 from previous YTD sales of EURO 4,920,000. The growth in France is attributed to increased sales to the foodservice sector.

GROSS MARGINS

        A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                     YEAR TO DATE
                                                                     ------------
                                                               DEC. 15,       DEC. 9,
                                                                 2001          2000
                                                                 ----          ----
                                                               (dollars in thousands)
Net sales........................................................$ 13,570    $ 17,806
Gross margin percentage.........................................    16.0%       25.7%
Income (Loss) from operations....................................$ (2,114)        215

     Total consolidated gross margins decreased to 16.0% year to date fiscal 2002 second quarter compared with 25.7% a year ago. Management is confident that continued product mix management as well as strategic purchasing and capital investment in streamlining key manufacturing processes will provide additional margin potential dependent upon return to sales levels before September 11, 2001.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization decreased $7,000 to $533,000 for year to date second quarter of fiscal year 2002, compared with $540,000 for the same period a year ago. The decrease is related to equipment reaching its useful life and correspondingly has been fully depreciated.

NON-OPERATING INCOME AND EXPENSE

        Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

       Interest expense relates to the borrowings relating to the Company's U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At December 15, 2001, the Company had borrowings of approximately $2,736,000, bearing interest at rates ranging from 5.5% to 9.9%. The majority of these borrowings of $2,217,000 was through its Norwegian subsidiary and includes an outstanding principle amount of $1,142,000 for the capital lease on the building in Norway and $1,075,000 in a working capital line of credit. Cuisine Solutions France also has a term loan for $181,000 at 5.5% obtained to finance a plant expansion and elimination of factoring. The current portion of this loan is $94,000, and loan is due September 2003. Additionally, Cuisine Solutions France entered in December 2000 into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% interest on the outstanding balance of the loan. The current portion of this loan is $98,000 and the total outstanding principle amounts to $338,000 at December 15, 2001.

PROVISION FOR TAXES

      No provision for income taxes was made during the second quarter of fiscal 2002.

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

     During the previous fiscal year the sales to Airline accounts were approximately 45% of total revenues and sales to the Foodservice Industry 33%, primarily to hotel restaurants and banquets. Both of these industries have been affected due to the decreased travel related to the September 11, 2001 tragedy. Management is confident that the business cycle will swing back as well as possibly offer new opportunities for the Company. Management has already initiated drastic cut backs and re-focused efforts to accelerate sales to other sales channels, specifically military sales and retail sales. These sales channels already had formal sales programs in place, and management will accelerate where feasibly possible.

LIQUIDITY AND CAPITAL RESOURCES

     At December 15, 2001, the Company's combined total of cash and short-term investment balances was $463,000, compared with $773,000 at June 30, 2001. This decrease is the result of the increased inventory and capital spending. Additionally, the Company held investments of $2,545,000 and $2,491,000 at December 15, 2001 and June 30, 2001, respectively, with maturities greater than one year. There is no restriction on cash balances at the end of the fiscal 2002 second quarter.

     Net cash provided by operations amounted to $325,000 for year to date 2002, compared to cash used of $1,449,000 a year ago. Cash in the amount of $789,000 was used by investing activities, largely due to the investment in new equipment in the USA and in France. Cash in the amount of $154,000 was provided by financing activities and related to the Norwegian operations expanded use of a working capital line of credit.

     The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of December 15, 2001, $1,075,000 was outstanding under this overdraft facility. The maximum amount available under line of credit is currently $1,120,000.

FUTURE PROSPECTS

MARKETING EFFORTS

        During fiscal year 2001, the Company launched a strategic effort to enter the retail in-store deli market by establishing test stores with large supermarkets to evaluate consumer acceptance, case movements and price points. In fiscal year 2002, the Company's strategy will involve increasing the Cuisine Solutions market share while exploring new opportunities of pre-prepared frozen entrees in the banquet, airline, rail and cruise line industries. The Company initiated the roll out of a new retail packaged product line during the second quarter, the first packaged product line sold in the USA under the Cuisine Solutions Brand. The Company will also expand its in-store deli program beyond the current accounts to include at least two additional retail accounts.

     The company also further developed the investment known as STAR CHEF ALLIANCE, which created the FIVELEAF brand. The Company will produce at the plant in the USA, a luxury line of prepared entrees, accompaniments, and desserts created by an extraordinary consortium of the most distinguished chefs in the United States. This product line will be distributed through Omaha Steaks, who will manage all logistics and fulfillment. The product line will be marketed to consumers via a national introduction in February 2002 with an intensive, upscale public relations campaign. Consumers will be able to purchase FiveLeaf products over the telephone via call center, by catalog, and through the FiveLeaf Web site. Ultimately they will also be available in retail stores, beginning with the retail sites owned and operated by Omaha Steaks throughout the United States.

        As of December 15, 2001, the product development for the Star Chef product line was not yet completed. Capitalized web site development costs are included in Other Assets and totaled $713,000 and $646,000 as of December 15, 2001 and June 30, 2001, respectively. Management will assess amortization of the capitalized cost upon completion and the availability of the Fiveleaf products to consumers. A first test shipment was sent to Omaha Steaks for distribution subsequent to December 15, 2001.

FOODSERVICE

        The Foodservice channel will continue to manage the hotel restaurant menu program while working to reduce distribution costs of shipping direct to hotels. The fiscal 2002 strategy involves the continued penetration into key national accounts, banquet centers and casinos. Cuisine Solutions will also pursue increased sales via the call center initiated during fiscal year 2001. Management intends to pursue larger accounts during fiscal 2002 since Cuisine Solutions pricing, both current and future, will be affected by the number of products and the efficiency and productivity of both the sales force and production facilities. Management believes that the impact of the slowdown in the US economy on USA sales has reached the bottom during the second quarter of fiscal 2002 and anticipates the return to sales quantities before September 11, 2001 and expects continued double-digit growth rates in Europe for the remainder of fiscal 2002.

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

RETAIL

        Retail objectives for fiscal year 2002 include the addition of a major retail customer in France in the upscale premium frozen packaged foods category, the only growth category of frozen food in Europe, penetration into the USA in-store deli of targeted retailers as well as of premium frozen retail products into the USA market. The Company successfully introduced the premium frozen retail products to a national retail chain during the second quarter of fiscal 2002 and management anticipates further product rollout for several premium frozen food projects to retail customers during the next quarters of fiscal year 2002. The benefit of retail sales includes high volume potential, economies of scale from production and lower distribution and administrative cost per sales order. Management initiated a strategic effort into retail sales in order to diversify the sales channels of the Company and to provide the opportunity for large volume sales that would provide increase the efficiency of the total Company product line. Management anticipates that this effort, initiated eighteen months ago will produce the results anticipated.

FRANCE

        Cuisine Solutions France has experienced significant growth during the last two years, but the growth has been limited to sales in France. Management has initiated the development of a strategic sales plan to expand the selling efforts to other European countries, especially Germany and the United Kingdom, during fiscal year 2002. Management expects to make some progress into the German sales market during the third and fourth quarter as well as continues growth in the foodservice division.

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

BRAZIL

        The largest and newest facility, Cuisine Solutions Brazil, managed under a joint venture agreement, has been designed to handle large volume demand as well as for expandability to meet future additional volume requirements. The Brazilian facility initiated production in May 2001 and had initial customer production runs for test marketing the retail product line in Brazil. Year to date sales were not significant. Cuisine Solutions management is currently reassessing the status of the joint venture and is determining how to manage this new addition with the current economic issues facing the Company.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates and foreign exchange rates.

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

Foreign Currency Risk:

        International operations constitute 39% of second quarter fiscal year 2002 Company sales. The majority of the Company's sales are denominated in U.S. dollars, thereby limiting the Company's risk to changes in foreign currency rates. The Norwegian subsidiary's sales are denominated in Norwegian kroner while the French subsidiary reports in EURO. As currency exchange rates, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales, which are subject to these foreign currency fluctuations, are currently 40% of the Company's sales. The net assets of the subsidiaries are approximately 32% of the Company's net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's 18th annual meeting of shareholders was held on October 16, 2001 in Herndon, Virginia at the Dulles Airport Hyatt Hotel. The following individuals were re-elected to serve as Directors for a period of one year and until their successors are elected and qualify: Jean-Louis Vilgrain (Chairman), Stanislas Vilgrain (President & CEO), Sebastien Vilgrain, Charles McGettigan, David Jordan, Robert van Roijen and Robert Murphy (Vice President, CFO and Treasurer).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                 CUISINE SOLUTIONS, INC.

Date:   January  18, 2002                      By: /s/Stanislas Vilgrain
     ----------------------------                 ----------------------
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