Form 10-Q
period 2002-04-06
CUISINE SOLUTIONS INC
filed 2002-05-17
CIK 737602

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  APRIL 6, 2002
                                               -------------

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

                                   YES X   NO
                                      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 17, 2002.

                  COMMON STOCK 0.01 PAR VALUE         NUMBER OF SHARES
                  ---------------------------         ----------------
                          CLASS A                         15,824,588
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

                           CUISINE SOLUTIONS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                        (UNAUDITED)
                                                                       --------------------------------
                                                                          Apr. 6,          June 30,
                                                                           2002              2001
                                                                       --------------    --------------
ASSETS
Current Assets
  Cash and cash equivalents                                             $  1,270,000      $    773,000
  Accounts receivable, trade                                               2,815,000         4,916,000
 Inventory                                                                 4,425,000         6,401,000
 Prepaid expenses                                                            186,000           296,000
 Current portion of notes receivable, related party                            6,000            10,000
 Other current assets                                                        610,000           415,000
                                                                       --------------    --------------
   TOTAL CURRENT ASSETS                                                    9,312,000        12,811,000

Investments, noncurrent                                                    2,541,000         2,491,000
Fixed assets, net                                                          4,985,000         5,051,000
Note receivable, officer and related party,
  including accrued interest, less current portion                            28,000           450,000
Investments and Advances in Cuisine Solutions Brazil                         392,000           944,000
Other assets                                                               1,044,000         1,014,000
                                                                       --------------    --------------
   TOTAL ASSETS                                                         $ 18,302,000      $ 22,761,000
                                                                       ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                        1,123,000         1,082,000
  Accounts payable and accrued expenses                                    1,766,000         2,766,000
  Accrued payroll and related liabilities                                  1,324,000           896,000
  Other accrued taxes                                                          6,000             3,000
                                                                       --------------    --------------
     Total current liabilities                                             4,219,000         4,747,000

Long-term debt, less current portion                                       1,384,000         1,500,000
                                                                       --------------    --------------
    Total liabilities                                                      5,603,000         6,247,000
                                                                       --------------    --------------

Stockholders' equity
 Common stock - $.01 par value, 20,000,000 shares authorized,
  15,824,788 shares and 15,578,620 issued and 15,824,588 shares and 14,824,588 outstanding at April 6, 2002
  and June 30, 2001 respectively.                                            159,000           157,000
 Class B Stock - $.01 par value, 175,000 shares authorized,
    none issued                                                                    -                 -
 Additional paid-in capital                                               26,284,000        28,333,000
Accumulated deficit                                                      (13,504,000)       (9,367,000)
Accumulated Other Comprehensive Income
 Unrealized gain (losses) on debt and equity investments                     (57,000)         (107,000)
 Cumulative translation adjustment                                          (183,000)         (455,000)
 Treasury stock, at cost (0 at April 6, 2002
  and 822,782 at June 30, 2001 respectively)                                       -        (2,047,000)
                                                                       --------------    --------------
    Total stockholders' equity                                            12,699,000        16,514,000
                                                                       --------------    --------------
Commitments and contingencies

                                                                       --------------    --------------
  Total liabilities and stockholders' equity                            $ 18,302,000      $ 22,761,000
                                                                       ==============    ==============

See accompanying notes to consolidated financial statements.

                           CUISINE SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                          -----------------------------------  ----------------------------------
                                                                          THIRD QUARTER                          YEAR TO DATE
                                                          -----------------------------------  ----------------------------------
                                                                    SIXTEEN WEEKS ENDED                  FORTY WEEKS ENDED
                                                          -----------------------------------  ----------------------------------
                                                              Apr 6,              Mar 31,          Apr 6,             Mar 31,
                                                               2002                2001             2002                2001
                                                          ---------------      --------------  ---------------      -------------
NET SALES                                                     $7,654,000          $9,305,000      $21,224,000        $27,111,000
Cost of goods sold                                             6,705,000           7,626,000       18,106,000         20,857,000
                                                          -----------------------------------  ----------------------------------
    GROSS MARGIN                                                 949,000           1,679,000        3,118,000          6,254,000

SELLING AND ADMINISTRATION                                     2,115,000           2,350,000        6,163,000          6,517,000
DEPRECIATION AND AMORTIZATION                                    213,000             135,000          448,000            327,000
                                                          -----------------------------------  ----------------------------------
    LOSS FROM OPERATIONS                                      (1,379,000)           (806,000)      (3,493,000)          (590,000)
                                                          -----------------------------------  ----------------------------------

NONOPERATING INCOME (EXPENSE)
    INVESTMENT INCOME                                             47,000              46,000          118,000            152,000
    INTEREST EXPENSE                                             (60,000)            (38,000)        (135,000)          (129,000)
    LOSS IN EQUITY FROM INVESTMENT IN BRAZIL                    (385,000)                            (605,000)                -
    OTHER INCOME (EXPENSE)                                        (2,000)              3,000          (22,000)            13,000
                                                          -----------------------------------  ----------------------------------
        TOTAL  NONOPERATING (EXPENSE) INCOME                    (400,000)             11,000         (644,000)            36,000
                                                          -----------------------------------  ----------------------------------


LOSS FROM OPERATIONS BEFORE INCOME TAX                        (1,779,000)           (795,000)      (4,137,000)          (554,000)
                                                          -----------------------------------  ----------------------------------


                                                          -----------------------------------  ----------------------------------
NET LOSS                                                      (1,779,000)           (795,000)      (4,137,000)          (554,000)
                                                          ===================================  ==================================


BASIC AND DILUTED NET LOSS PER SHARE                              ($0.11)             ($0.05)          ($0.26)            ($0.04)


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED       15,824,588          14,766,385       15,824,588         14,760,057
                                                          ===================================  ==================================


See accompanying notes to consolidated financial statements.

                           CUISINE SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                               -------------------------------------
                                                                                           Year to date
                                                                                         Forty weeks ended
                                                                                   Apr. 6,                Mar. 31,
                                                                                    2002                    2001
                                                                               --------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income                                                               $ (4,137,000)           $ (554,000)
Adjustments to reconcile net (loss) income to
  net cash provided by (used in) operating activities
    Depreciation and amortization                                                    942,000               727,000
    Loss on sale of investments                                                         -                  158,000
    Loss in equity from investment in Brazil                                         605,000                  -
    Change in cumulative translation adjustment                                      272,000              (314,000)
    Changes in assets and liabilities:
       Decrease in accounts receivable trade, net                                  2,101,000             1,122,000
       Decrease (Increase) in inventory                                            1,976,000            (1,499,000)
       Decrease (Increase) in prepaid expenses                                       110,000               (24,000)
       Decrease in notes receivable, related party                                   426,000               100,000
       Increase in Investments and Advances in Cuisine Solutions Brazil              (53,000)             (801,000)
       Increase in other assets                                                     (265,000)              (15,000)
       Decrease in accounts payable and accrued expenses                          (1,000,000)           (1,545,000)
       Increase (Decrease) in accrued payroll and related liabilities                428,000              (225,000)
       Decrease in other liabilities                                                    -                   (2,000)
       Increase (Decrease) in other accrued taxes                                      3,000                (6,000)
                                                                               --------------          -------------
  Net cash provided by (used in) operating activities                              1,408,000            (2,878,000)
                                                                               --------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investments                                                                  -                2,418,000
   Capital expenditures                                                             (836,000)           (1,001,000)
                                                                               --------------          -------------
  Net cash (used in) provided by investing activities                               (836,000)            1,417,000
                                                                               --------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock and stock options                                                         58,000
  Additions to debt                                                                     -                  542,000
  Reductions of debt                                                                 (75,000)                 -
                                                                               --------------          -------------
      Net cash (used) provided by financing activities                               (75,000)              600,000
                                                                               --------------          -------------

      Net increase (decrease) in cash and cash equivalents                           497,000              (861,000)
      Cash and cash equivalents, beginning of period                                 773,000               948,000
                                                                               --------------          -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  1,270,000            $   87,000
                                                                               ==============          =============



See accompanying notes to consolidated financial statements

                           CUISINE SOLUTIONS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)

                                                            Retained                  Unrealized Gains
                                           Additional       Earnings     Cumulative   (Losses) on Debt                    Total
                                Common       Paid-In      (Accumulated   Translation    and Equity       Treasury     Stockholders'
                                 Stock       Capital        Deficit)     Adjustment    Investments         Stock         Equity
                             ------------ -------------- --------------- ------------ ---------------  -------------- --------------

                             ------------ -------------- --------------- ------------ ---------------  -------------- --------------
BALANCE, JUNE 30, 2001         $ 157,000   $ 28,333,000    $ (9,367,000)  $ (455,000)     $ (107,000)   $ (2,047,000)  $ 16,514,000
                             ============ ============== =============== ============ ===============  ============== ==============

   ISSUANCE OF UNREGISTERED
   COMMON STOCK                    2,000         (2,000)                                                                          -
   AND TREASURY SHARES                       (2,047,000)                                                   2,047,000              -
   THIRD QUARTER YTD 2002
   NET LOSS                                                  (4,137,000)                                                 (4,137,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS (LOSSES)
   ON DEBT                                                                                                         -              -
   AND EQUITY INVESTMENTS                                                                     50,000                         50,000
   TRANSLATION ADJUSTMENT                             -                      272,000                                        272,000
   OTHER COMPREHENSIVE
   INCOME/(LOSS)                                                                                                            322,000
                                                                                                                      --------------
COMPREHENSIVE INCOME/(LOSS)                                                                                              (3,815,000)
                                                                                                                                  -
                             ------------ -------------- --------------- ------------ ---------------  -------------- --------------
BALANCE, APRIL 6, 2002         $ 159,000   $ 26,284,000    $(13,504,000)  $ (183,000)     $  (57,000)   $          -   $ 12,699,000
                             ============ ============== =============== ============ ===============  ============== ==============




                                                            Retained                  Unrealized Gains
                                           Additional       Earnings     Cumulative   (Losses) on Debt                    Total
                              Common         Paid-In      (Accumulated   Translation    and Equity       Treasury     Stockholders'
                               Stock         Capital        Deficit)     Adjustment    Investments         Stock         Equity
                             ------------ -------------- --------------- ------------ ---------------  -------------- --------------

                             ------------ -------------- --------------- ------------ ---------------  -------------- --------------
BALANCE, JUNE 24, 2000         $ 156,000   $ 28,276,000    $ (8,506,000)  $  (34,000)     $ (453,000)   $ (2,047,000)  $ 17,392,000
                             ============ ============== =============== ============ ===============  ============== ==============

EXERCISE OF COMMON STOCK
OPTIONS                            1,000         57,000                                                                      58,000
   THIRD QUARTER YTD 2001
   NET LOSS                                                    (554,000)                                                   (554,000)
 OTHER COMPREHENSIVE INCOME
   UNREALIZED GAINS (LOSSES)
   ON DEBT                                                                                                         -              -
   AND EQUITY INVESTMENTS                                                                    395,000                        395,000
   TRANSLATION ADJUSTMENT                             -                     (314,000)                                      (314,000)
   OTHER COMPREHENSIVE
   INCOME/(LOSS)                                                                                                             81,000
                                                                                                                      --------------
COMPREHENSIVE INCOME/(LOSS)                                                                                                (473,000)
                                                                                                                                  -
 TREASURY SHARES PURCHASES                                                                                                        -
                             ------------ -------------- --------------- ------------ ---------------  -------------- --------------
BALANCE, MARCH 31, 2001        $ 157,000   $ 28,333,000    $ (9,060,000)  $ (348,000)     $  (58,000)   $ (2,047,000)  $ 16,977,000
                             ============ ============== =============== ============ ===============  ============== ==============

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

     Inventory consists of:

                                      Apr. 6,    June 30,
                                        2002       2001
-----------------------------------------------------------
Raw materials                        $1,147,000 $1,401,000

Frozen product & other finished
goods                                 2,969,000  4,718,000

Packing materials & supplies            418,000    385,000
                                     ----------------------

                                      4,534,000  6,504,000

Less obsolescence reserve             (109,000)  (103,000)
                                     ----------------------

                                     $4,425,000 $6,401,000
                                     ======================

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

     Cuisine Solutions France has achieved the target for the 1,000,000 shares as of June 30, 2001. The additional shares have been issued to the seller during the third quarter of fiscal year 2002 by using 100% of the Company's treasury stock and issuance of unregistered common stock.

     On June 12, 2001, the Company signed a letter of intent, whereby they will exchange their interest in the Norwegian subsidiary for a joint venture interest in Chile. The agreement has not been closed as the details of the transaction have not been finalized.

7)      Statement Re Computation of Per Share Earnings

        Basic net income (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share also includes common equivalent shares outstanding during the period if dilutive. The weighted average number of shares outstanding related to stock options were 1,374,125. For the periods ended April 6, 2002 the assumed exercise price of the Company's outstanding stock options are not included in the calculation as the effect would be anti-dilutive.

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

RESULTS OF OPERATIONS

     Cuisine Solutions, Inc. reported a net loss of $1,779,000 for the third quarter of fiscal 2002 compared to a net loss of $795,000 a year ago. The significant loss was due to the decline in USA sales which have been dramatically impacted after the September 11, 2001 terrorist attacks in New York and Virginia, which in turn impacts distribution cost, and the ability to cover fixed production overhead costs due to the reduction in production. The Company was successful in lowering cost by the reduction of personnel in Alexandria as well as to salary cuts throughout the Company but these cost reductions could not cover overhead cost due to the decreased sales volume during the third quarter of fiscal year 2002. In addition to the decrease in sales demand, the Company recorded an additional recognition of $385,000 of losses in equity from the investment in Brazil as well as an amortization of $40,000 for web site development cost after the launch of the FIVELEAF brand in February 2002.

Revenue in the third quarter 2002 decreased from $9,305,000 to $7,654,000, a 17.7% decrease compared to the previous year due to a sales decline in the core sales channels On Board Services and Foodservice. The sales decline was driven by reduced travel and temporary cost saving programs of large customers, specifically by the airlines, which had a dramatic impact on the Company's sales after the terrorist attacks in the USA. The weeks following September 11, 2001 resulted in extremely limited business travel, a major source of Cuisine Solutions sales revenue via sales to airlines and the hotel banquet industries. Although the airline industry is cutting back, many of the cuts are short airline routes on non-meal shuttle flights. In addition, Management believes the associated travel industry headcount reduction may increase the dependency on prepared meal solutions due to the flexibility and reduced need for labor when using Cuisine Solutions pre-prepared meals.

NET SALES

     Third quarter 2002 revenue of $7,654,000 decreased as described above by 17.7% compared to previous years' third quarter revenue of $9,305,000.

                               Q3 FISCAL 2002   Q3 FISCAL 2001    $CHANGE     %CHANGE
                               --------------   --------------    -------     -------
 USA                              $  4,778,000     $  6,141,000 $ (1,363,000)   (22.2%)
 Norway                                290,000           12,000      278,000    2316.7%

 France                              2,586,000        3,152,000     (566,000)   (18.0%)
                               --------------------------------------------------------

Total Product Sales Revenue      $   7,654,000    $   9,305,000 $ (1,651,000)   (17.7%)
                               ========================================================


USA SALES

     Fiscal year 2002 third quarter sales in the USA decreased $1,363,000 to $4,778,000, a 22.2% decrease from the previous year third quarter sales of $6,141,000.

     Cuisine Solutions USA Fiscal Year 2002 third quarter sales by sales channel were as follows:


                                    Q3 FY02         Q3 FY01       $CHANGE    %CHANGE
                                    -------         -------       -------    -------
Food Service                       $  1,537,000    $  2,455,000  $(918,000)    (37.4%)
On Board Services                     2,003,000       2,938,000   (935,000)    (31.8%)
Retail                                  320,000         255,000      65,000      25.5%
Military                                636,000         343,000     293,000      85.4%
New Business                            282,000         150,000     132,000      88.0%
                                -------------------------------------------------------
TOTAL                             $   4,778,000   $   6,141,000 $(1,363,000)   (22.2%)
                                =======================================================


     Third quarter fiscal 2002 sales to the USA Foodservice channel totaled $1,537,000 versus previous year third quarter total of $2,455,000 a decrease of $918,000 or 37.4%. The decrease was driven by decreased sales to hotel events and convention centers. The decreased sales margins for the quarter were partly compensated by the decrease of related sales and marketing expenses and higher contribution margins. The Foodservice channel currently provides the highest gross margins to the Company after focusing sales efforts on key accounts, large events, and using distributors to manage lower volume opportunities. Cuisine Solutions will continue to increase direct sales via the call center initiated during fiscal year 2001 as well as through brokers/distributors in so far neglected sales regions by generating new accounts. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions product. Management believes this value increases in the current economic and political situation challenging today's business environment.

     Fiscal 2002 third quarter sales to the On Board services channel decreased 31.8% in the USA to $2,003,000 from the previous year third quarter sales of $2,938,000. The On Board Services channel is recuperating after the dramatic impact of order stops from most major airlines after the terrorist attacks in the USA. Management of Cuisine Solutions will continue to strengthen the business relationships with most of the major US airlines, passenger rail lines and harbor cruise lines through continued value and an increase in service by offering flexible solutions upon the current demand in the industry. In the meantime, Management has and will continue to initiate aggressive cost reduction programs and product line changes to meet the changing needs of the industry.

     Retail sales for the third quarter of fiscal 2002 increased $65,000 to $320,000 from $255,000 during the same period of the previous year primarily due to the introduction of the new premium packaged frozen food product line with a national retailer. Further product rollouts and penetration to targeted retailers in the USA are anticipated during the fourth quarter of fiscal year 2002 and fiscal year 2003. Cuisine Solutions France has also placed premium private label products very successfully into the French retail industry, an industry that is experiencing a significant increase in frozen food sales versus the traditional demand for fresh products.

     Military sales for the third quarter 2002 increased $293,000 or 85.4% to $636,000 from $343,000 during the same period in fiscal 2001. Military sales continue to be managed very successfully via a broker/distributor, adding very little in terms of sales and administrative expenses. The Company will further support the growing opportunity for this sales channel which currently has the highest growth rates as the military faces new challenges to attract and retain personnel and the demands for ethnic and special foods continue to increase within the military.

     New Business sales for the third quarter of fiscal year 2002 amounted to $282,000, up from $150,000 in fiscal 2001. The sales increase of $132,000 is attributed to sales to national restaurant chains as well as to the successful launch of the FIVELEAF product line in February 2002. Consumers are now able to purchase a luxury line of prepared entrees, accompaniments, and desserts created by an extraordinary consortium of the most distinguished chefs in the United States over the telephone via call center, by catalog, and through the FIVELEAF Web site. Ultimately they will also be available in retail stores, beginning with the retail sites owned and operated by Omaha Steaks throughout the United States. The Company will continue with further penetration of product sales to national restaurant chains with entrees and special meals such as vegetarian dishes as well as with marketing the FIVELEAF brand throughout the remainder of fiscal year 2002.

NORWAY SALES

     The majority of Norwegian sales, approximately 77.5%, are inter-company sales to the USA and France. During the third quarter of fiscal 2002, total Norwegian sales volume decreased 12.2% to 7,971,000 Norwegian Kroner from 9,079,000 Norwegian Kroner during the third quarter of fiscal 2001. The sales amount converted to US dollars amounted to $895,000 in the third quarter of fiscal 2002 and $1,020,000 during the third quarter of fiscal 2001 before the elimination of inter-company balances. Inter-company sales from Cuisine Solutions Norway are eliminated and reported as sales from either Cuisine Solutions France or Cuisine Solutions USA. Total production and inter-company sales measured in Norwegian Kroner were down 60% during the third quarter of fiscal 2002 versus the same period in the previous year. Total Norwegian sales before inter-company eliminations in both US dollars and Norwegian Kroners were as follows:

                              FISCAL 2002      FISCAL 2001
                            NORWAY Q3 SALES  NORWAY Q3 SALES    CHANGE     %CHANGE
                            ---------------  ---------------    ------     -------
Sales in US Dollars                  895,000        1,020,000  (125,000)     (12.3%)

Sales in Norwegian Kroners         7,971,000        9,079,000 (1,108,000)    (12.2%)

Average Exchange Rate                  8.906            8.901


     The decrease in sales is primarily caused by the decreased demand of raw materials from Cuisine Solutions USA due to the reduced business volume during the third quarter of fiscal year 2002. Cuisine Solutions has included many salmon items in its retail and Foodservice presentations and anticipates an increase in sales of salmon in the fourth quarter of fiscal year 2002.

FRANCE SALES

     The total fiscal year 2002 third quarter sales during this period in US dollars were $2,586,000 versus previous year sales of $3,152,000, a reported decrease of $566,000 or 18.0%. Cuisine Solutions France changed its local reporting currency from French francs to the EURO effective with the beginning of fiscal year 2002. Sales in EURO during the same period were EURO 2,947,000 versus EURO 3,427,000 respectively, a decrease of 14.0%. The differences in the decrease are due to the US dollar-EURO fluctuations in the exchange rate for the respective periods.

     Cuisine Solutions France fiscal year 2002 third quarter sales compared to prior year third quarter and respective exchange rates are as follows:

                                FISCAL 2002       FISCAL 2001
                              FRANCE Q3 SALES   FRANCE Q3 SALES    CHANGE    %CHANGE
                              ---------------   ---------------    ------    -------
Sales in US Dollars                   2,586,000        3,152,000  (566,000)    (18.0%)

Sales in EURO                         2,947,000        3,427,000  (480,000)    (14.0%)

Average Exchange Rate                     1.140            1.087

     Cuisine Solutions France sales were lower for the third quarter primarily due to lower Retail and On Board Services sales, but the Company experienced continued growing demand in the foodservice sector. Foodservice operators are forced to deal with the thirty-five hour work week constraint and have discovered that the Cuisine Solutions product line offers a solution to the limited availability and higher cost of labor created as result of the new mandated work hour rules.

BRAZIL

     Cuisine Solutions Inc. owns 39% of a joint venture with a Brazilian partner, Sanoli Indsutria E Commercio Alimentacao Ltda., which has built a manufacturing facility and markets product in the Mercusor market. The Company contributed technology to the partnership in lieu of a cash contribution. The Company performed management services to assist with the design and construction of the manufacturing facility as well as ongoing management service for operations, research and development, marketing and administrative support. No management income was earned during the third quarter of fiscal 2002.

     As of April 6 2002 the investment consisted of advances, Accounts Receivables for services performed and a loan in the amount of $763,000 that has been granted during the second quarter of 2001. The loan bears interest at the London Interbank Offered Rate ("LIBOR") plus spread accepted by the Central Bank of Brazil at the time of repayment. The loan must be repaid within one year with the option to convert it into equity and controlling interest of the Brazilian Company. The loan is currently in default and management is in negotiations for repayment. The Company recorded a $385,000 write-off of the investment during the third quarter of fiscal year 2002 under "Loss in equity from investments in Brazil" and as a reduction of "Investment and Advances in Brazil", which represents about 50% of the remaining investment balance, due to uncertainty in the current negotiations. Accumulated losses of Cuisine Solutions Brazil Ltda. from the date of inception August 7, 1998 through December 15, 2001 approximated to $2,255,000. Fiscal 2002 third quarter results of Cuisine Solutions Brazil Ltda. were not available to the Company. Management can not predict the final outcome of the negotiations and may consider an additional impairment of the remaining investment balance during the fourth quarter of fiscal year 2002.

GROSS MARGINS

                                                                  QUARTER ENDED
                                                                  -------------
                                                              APR. 6,     MAR. 31,
                                                               2002        2001
                                                               ----        ----
                                                             (dollars in thousands)
Net sales................................................$  7,654      $   9,305
Gross margin percentage    ...............................  12.4%          18.0%

Loss from operations                                     $ (1,379)     $   (806)

     Gross margins decreased in the USA due to lower production and fixed cost absorption as well as increased distribution costs as sales were drastically lower after the September 11, 2001 terrorist attacks. Management has cut back on production to reduce the inventories as well as initiated large scale cut back to reduce operating expenses without impairing the Company to grow when demand grows.

     Gross margins in France has been steady during the third quarter but are down two percent to last year as a result of increased demand for lower margin product during fiscal year 2002.

     Gross margins for the plant in Norway are overall negative for the third quarter of fiscal 2002 due to the significant decrease in sales and the immediate subsequent reduction in production affected the ability to cover fixed production overhead costs. However, management reduced inventory levels by more then 50% to a minimum level and was able to return to positive gross margins at the end of the third quarter of fiscal year 2002.

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

SELLING AND ADMINISTRATIVE EXPENSES

A comparison of selling and general administrative costs follows:

                                                                         QUARTER ENDED
                                                                         -------------
                                                                     APR. 6,       MAR. 31,
                                                                      2002           2001
                                                                      ----           ----
                                                                    (dollars in thousands)
Selling and administrative costs..................................  $  2,115      $  2,350

        Selling and administrative expenses decreased $235,000 in the third quarter of fiscal 2002 versus the third quarter of fiscal 2001. Expenses as a percent of sales were 27.6% in the third quarter of fiscal 2002 versus 25.3% in fiscal 2001. The decrease in the dollars spent was due to the significant reduction in overhead cost as well as decreased travel expenses. Management does continue to push for reduction of selling and administrative expenses and initiated further significant cost reduction projects subsequently to the sales decrease in the USA.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization increased $132,000 to $409,000 for the third quarter of fiscal year 2002, compared with $277,000 for the same period a year ago as a result of equipment and leasehold improvements added to the facilities in the USA and France during the end of fiscal year 2001 as well as during fiscal year 2002. In addition, the Company started to amortize the capitalized web site development cost related to the FIVELEAF brand during the third quarter of fiscal year 2002 and recorded an amortization of $40,000 after the launch of the website in February 2002. The Company intends to amortize total capitalized cost related to the web site straight line over 3 years.

NON-OPERATING INCOME AND EXPENSE

        Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

       Interest expense relates to the borrowings relating to the Company's U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At April 6, 2002, the Company had borrowings of approximately $2,507,000, bearing interest at rates ranging from 5.5% to 9.9%. The majority of these borrowings of $2,065,000 was through its Norwegian subsidiary and includes an outstanding principle amount of $1,126,000 for the capital lease on the building in Norway and $939,000 in a working capital line of credit. Cuisine Solutions France also has a term loan for $146,000 at 5.5% obtained to finance a plant expansion and elimination of factoring. The current portion of this loan is $92,000, and loan is due September 2003. Additionally, Cuisine Solutions France entered in December 2000 into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% interest on the outstanding balance of the loan. The current portion of this loan is $92,000 and the total outstanding principle amounts to $297,000 at April 6, 2002.

FORTY WEEKS ENDED APRIL 6, 2002 COMPARED TO FORTY WEEKS ENDED MARCH 31, 2001

RESULTS OF OPERATIONS

     Cuisine Solutions, Inc. reported a net loss of $4,137,000 for the third quarter year to date of fiscal 2002 compared to a net loss of $554,000 a year ago. The significant loss was due to the decline in USA sales and corresponding gross margins, which in turn impact distribution/storage costs since inventory levels increased during the first quarter, and the ability to cover fixed production overhead costs due to the reduction in production. In addition to the decrease in sales demand, the Company recorded an additional recognition of $605,000 of losses in equity from the investment in Brazil as well as an amortization of $40,000 for web site development cost after the launch of the FIVELEAF brand in February 2002.

NET SALES

     Revenue in the third quarter year to date 2002 decreased from $27,111,000 to $21,224,000, a 21.7% decrease compared to the previous year due to the sales decline in the core sales channels On Board Services and Foodservice. A summary of the Company's operations by region and by business channel is shown below.

Total third quarter YTD sales by region are as follows (Norway inter-company sales are eliminated):


                               YTD FISCAL 2002  YTD FISCAL 2001    $CHANGE     %CHANGE
                               ---------------  ---------------    -------    --------

 USA                             $  13,582,000   $   18,977,000 $(5,395,000)   (28.4%)
 Norway                                610,000          634,000     (24,000)    (3.8%)
 France                              7,032,000        7,500,000    (468,000)    (6.2%)
                               --------------------------------------------------------

Total Product Sales Revenue      $  21,224,000   $   27,111,000 $(5,887,000)   (21.7%)
                               ========================================================

USA SALES

Total year to date third quarter USA sales by business channel is as follow:


                               YTD FISCAL 2002  YTD FISCAL 2001    $CHANGE     %CHANGE
                               ---------------  ---------------    -------    --------

Foodservice                        $  4,403,000    $  6,772,000  $(2,369,000)    (35.0%)

On Board Services                     6,061,000      10,362,000   (4,301,000)    (41.5%)

Retail                                  583,000         551,000        32,000       5.8%

Military                              1,943,000         866,000     1,077,000     124.4%

New Business                            592,000         426,000       166,000      39.0%
                                ---------------------------------------------------------

Total                              $ 13,582,000    $ 18,977,000  $(5,395,000)    (28.4%)
                                =========================================================


Fiscal 2002 YTD third quarter Foodservice sales decreased $2,369,000 to $4,403,000 from previous YTD sales of $6,772,000. The decrease is attributed to decreased distributor sales to hotel events, convention centers and sales to theme parks.

Fiscal 2002 YTD third quarter On Board Service sales decreased $4,301,000 to $6,061,000 from previous YTD sales of $10,362,000. The decrease is attributed to decreased sales to airlines and harbor cruise lines.

Fiscal 2002 YTD third quarter retail sales increased $32,000 to $583,000 from previous YTD sales of $551,000. The increase was attributable to increased sales of premium frozen retail products to a national retail chain during the second and third quarter of fiscal year 2002.

Fiscal 2002 YTD third quarter Military sales increased $1,077,000 to $1,943,000 from previous YTD sales of $866,000. The increase is attributed to the business growth of the broker/distributor managing Cuisine Solutions product.

Fiscal 2002 YTD third quarter New Business sales increased $166,000 to $592,000 from previous YTD sales of $426,000. The increase is attributed to sales to national restaurant chains as well as to the successful launch of the FIVELEAF product line in February 2002.

NORWAY SALES

Total fiscal year 2002 YTD Value of Norwegian Shipments (includes inter-company sales):

                             FISCAL 2002          FISCAL 2001
                         YTD NORWAY Q3 SALES  YTD NORWAY Q3 SALES   CHANGE    %CHANGE
                         -------------------  -------------------   ------    -------
Sales in US Dollars                2,609,000           4,398,000  (1,789,000)   (40.7%)

Sales in Norwegian
Kroners                           23,306,000          39,700,000  (16,394,000)  (41.3%)

Average Exchange Rate                  8.933               9.027

Third quarter YTD shipment volume for Norway decreased 41%. This was driven by a lower demand for salmon primarily in the USA.

FRANCE SALES

Total fiscal year 2002 YTD Sales from France:

                             FISCAL 2002          FISCAL 2001
                         YTD FRANCE Q3 SALES  YTD FRANCE Q3 SALES    CHANGE    %CHANGE
                         -------------------  -------------------   ------    -------
Sales in US Dollars               7,032,000            7,500,000    (468,000)    (6.2%)

Sales in EURO                     7,926,000            8,346,000    (420,000)    (5.0%)

Average Exchange Rate                 1.127                1.113

The third quarter YTD US dollar value of sales from Cuisine Solutions France decreased $468,000 to $7,032,000 from previous years YTD sales of $7,500,000. The YTD sales in EURO decreased EURO 420,000 to EURO 7,926,000 from previous YTD sales of EURO 8,346,000. The decrease in France resulted from lower Retail and On Board Services sales despite the increased sales to the foodservice sector.

GROSS MARGINS

        A comparison of net sales, gross margin percentages and losses from operations follows:

                                                                    YEAR TO DATE
                                                                    ------------
                                                                APR. 6,       MAR. 31,
                                                                 2002          2001
                                                                 ----          ----
                                                               (dollars in thousands)
Net sales........................................................$ 21,224    $ 27,111
Gross margin percentage.........................................    14.7%       23.1%
Loss from operations.............................................$ (3,493)       (590)

     Total consolidated gross margins decreased to 14.7% year to date fiscal 2002 third quarter compared with 23.1% a year ago. Management is confident that continued product mix management as well as strategic purchasing and capital investment in streamlining key manufacturing processes will provide additional margin potential dependent upon return to sales levels before September 11, 2001.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization increased $100,000 to $902,000 for year to date third quarter of fiscal year 2002, compared with $802,000 for the same period a year ago. The increase is a result of equipment and leasehold improvements added to the facilities in the USA and France during the end of fiscal year 2001 as well as during fiscal year 2002. In addition, the Company started to amortize the capitalized web site development cost related to the FIVELEAF brand during the third quarter of fiscal year 2002 and recorded an amortization of $40,000 after the launch of the website in February 2002. The Company intends to amortize total capitalized cost related to the web site straight line over 3 years.

NON-OPERATING INCOME AND EXPENSE

        Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

       Interest expense relates to the borrowings relating to the Company's U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At April 6, 2002, the Company had borrowings of approximately $2,507,000, bearing interest at rates ranging from 5.5% to 9.9%. The majority of these borrowings of $2,065,000 was through its Norwegian subsidiary and includes an outstanding principle amount of $1,126,000 for the capital lease on the building in Norway and $939,000 in a working capital line of credit. Cuisine Solutions France also has a term loan for $146,000 at 5.5% obtained to finance a plant expansion and elimination of factoring. The current portion of this loan is $92,000, and loan is due September 2003. Additionally, Cuisine Solutions France entered in December 2000 into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% interest on the outstanding balance of the loan. The current portion of this loan is $92,000 and the total outstanding principle amounts to $297,000 at April 6, 2002.

PROVISION FOR TAXES

      No provision for income taxes was made during the third quarter of fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     At April 6, 2002, the Company's combined total of cash and short-term investment balances was $1,270,000, compared with $773,000 at June 30, 2001. This increase is the result of the drastically decreased inventory as well as to the decrease in Accounts Receivables. Additionally, the Company held investments of $2,541,000 and $2,491,000 at April 6, 2002 and June 30, 2001,
respectively, with maturities greater than one year. There is no restriction on cash balances at the end of the fiscal 2002 third quarter.

     Net cash provided by operations amounted to $1,408,000 for year to date 2002, compared to cash used of $2,878,000 a year ago. Cash in the amount of $836,000 was used by investing activities, largely due to the investment in new equipment in the USA and in France. Cash in the amount of $75,000 was used by financing activities and related to the Norwegian operations decreased use of a working capital line of credit.

     The Company's Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of April 6, 2002, $939,000 was outstanding under this overdraft facility. The maximum amount available under line of credit is currently $1,120,000.

FUTURE PROSPECTS

MARKETING EFFORTS

        During fiscal year 2001, the Company launched a strategic effort to enter the retail in-store deli market by establishing test stores with large supermarkets to evaluate consumer acceptance, case movements and price points. In fiscal year 2002, the Company's strategy will involve increasing the Cuisine Solutions market share while exploring new opportunities of pre-prepared frozen entrees in the banquet, airline, rail and cruise line industries. The Company further penetrated the roll out of a new retail packaged product line during the third quarter, the first packaged product line sold in the USA under the Cuisine Solutions Brand. The Company will also expand its in-store deli program beyond the current accounts to include at least two additional retail accounts.

     The company further developed the investment known as FIVELEAF and launched the new product line during the third quarter of fiscal year 2002. The product line consists of a luxury line of prepared entrees, accompaniments, and desserts created by an extraordinary consortium of the most distinguished chefs in the United States which are produced at the plant in Alexandria. This product line is distributed through Omaha Steaks, who is managing all logistics and fulfillment. The product line was marketed to consumers via a national introduction in February 2002 with an intensive, upscale public relations campaign. Consumers are able to purchase FIVELEAF products over the telephone via call center, by catalog, and through the FIVELEAF Web site. Ultimately they will also be available in retail stores, beginning with the retail sites owned and operated by Omaha Steaks throughout the United States.

FOODSERVICE

        The Foodservice channel will continue to manage the hotel restaurant menu program while working to reduce distribution costs of shipping direct to hotels. The fiscal 2002 strategy involves the continued penetration into key national accounts, banquet centers and casinos. Cuisine Solutions will also pursue increased sales via the call center initiated during fiscal year 2001. Management continues to pursue larger accounts since Cuisine Solutions pricing, both current and future, will be affected by the number of products and the efficiency and productivity of both the sales force and production facilities. The Company experienced a steady increase of sales at a low level during the third quarter 2002 after the impact of the slowdown in the US economy on USA sales has reached the low end in the second quarter of fiscal 2002. Management anticipates the return to sales quantities before September 11, 2001 and expects to return to double-digit growth rates in Europe for the remainder of fiscal 2002.

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

RETAIL

        Retail objectives for fiscal year 2002 include the addition of a major retail customer in France in the upscale premium frozen packaged foods category, the only growth category of frozen food in Europe, penetration into the USA in-store deli of targeted retailers as well as of premium frozen retail products into the USA market. The Company successfully introduced the premium frozen retail products to a national retail chain during the second quarter of fiscal 2002 with further product rollouts during the third quarter of fiscal 2002. Management expects further product rollout for several premium frozen food projects to retail customers during the fourth quarter of fiscal year 2002 and during fiscal year 2003. The benefit of retail sales includes high volume potential, economies of scale from production and lower distribution and administrative cost per sales order. Management initiated a strategic effort into retail sales in order to diversify the sales channels of the Company and to provide the opportunity for large volume sales that would provide increase the efficiency of the total Company product line. Management anticipates that this effort, initiated almost two years ago will produce the results anticipated.

FRANCE

        Cuisine Solutions France has experienced significant growth during the last two years, but the growth has been limited to sales in France. Management has initiated the development of a strategic sales plan to expand the selling efforts to other European countries, especially Germany and the United Kingdom, during fiscal year 2002. The Company made progress into the German sales market during the third quarter of fiscal 2002 and management expects additional fourth quarter sales as well as continues growth in the foodservice division.

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

BRAZIL

        The largest and newest facility, Cuisine Solutions Brazil, managed under a joint venture agreement, has been designed to handle large volume demand as well as for expandability to meet future additional volume requirements. The Brazilian facility initiated production in May 2001 and had initial customer production runs for test marketing the retail product line in Brazil. Cuisine Solutions management is currently negotiating with the Brazilian partner the future perspective of the joint venture with the current economic issues facing the Company.



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

Foreign Currency Risk:

        International operations constitute 36% of third quarter fiscal year 2002 Company sales. The majority of the Company's sales are denominated in U.S. dollars, thereby limiting the Company's risk to changes in foreign currency rates. The Norwegian subsidiary's sales are denominated in Norwegian kroner while the French subsidiary reports in EURO. As currency exchange rates, translation of the income statements of the Norway and French operations into U.S. dollars affects year-to-year comparability of operating results. Sales, which are subject to these foreign currency fluctuations, are currently 45% of the Company's sales. The net assets of the subsidiaries are approximately 32% of the Company's net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

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

                                                  CUISINE SOLUTIONS, INC.

Date: May 17, 2002                                By: /s/Stanislas Vilgrain
     -----------------                                ---------------------
                                                      Stanislas Vilgrain
                                                      President and CEO

                                                  By: /s/Robert  Murphy
                                                      -----------------
                                                      Robert Murphy
                                                      Vice President,
                                                      Chief Operating Officer,
                                                      Chief Financial Officer
                                                      and Treasurer