Form 10-K
period 2002-06-29
CUISINE SOLUTIONS INC
filed 2002-09-23
CIK 737602

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(MARK ONE)
XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
—— ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED: June 29, 2002
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
—— EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM ________________ TO ________________
COMMISSION FILE NUMBER: 0-12800

CUISINE SOLUTIONS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
Delaware 52-0948383
(STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)
85 South Bragg Street, Suite 600, Alexandria, VA 22312

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 270-2900

___________________

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

YES X NO Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 13, 2002 as reported on the NASDAQ/OTC Bulletin Board Market Quotation System, was approximately $1,470,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 13, 2002, there were 15,824,588 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Parts III and IV of this Form 10-K Report: Proxy Statement for Registrant’s 2002 Annual Meeting of Stockholders to be filed — Items 10, 11, 12 and 13.

Exhibit Index is located on page 14.

PART I

ITEM 1. BUSINESS

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Cuisine Solutions produces and markets prepared foods to the Food Service Industry to include sales channels such as airlines, passenger trains, harbor cruise lines, retail supermarket in-store delis, national restaurants and hotel banquets. During the fiscal year 1999, the Company started in a second industry segment relating to international management services. The Company will provide ongoing management advisory services under separate service contracts to include global management and food manufacturing expertise. No fees were earned for management services during fiscal year 2002.

GENERAL

Cuisine Solutions has been providing high quality entrees to the Foodservice market for over twelve years. The company is recognized in the market place as having the highest quality frozen food product line in the world.

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

The special cooking process involved preparation of Cuisine Solutions products using chef developed recipes and only the finest quality ingredients. The cooking process involves slowly cooking the products for a longer period of time than most food companies and at lower cooking temperatures. This special process is a culmination of culinary art and food science in that it requires precise controls of the cooking process, and each precise control is applied to each individual recipe. This process involved a decade of research and development to produce the wide range of high quality products currently offered by Cuisine Solutions. This entire process is managed through computerized cooking equipment under the supervision of culinary professionals.

What does this mean to the market place? Today’s consumer trends are moving heavily towards fast food and convenience. What has suffered in the meantime is culinary quality and nutrition. The trend also includes an increased demand for high quality, unique ethnic recipes while consumers have lower cooking skills.

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

The Company has strategically positioned itself to be a high quality provider of prepared foods, with unique product capabilities at competitive market prices with three operating production facilities in Europe and in the USA.

Cuisine Solutions has a strong presence in both North America and Europe, having the unique capability to service target airlines both to and from Europe.

A significant part of the Cuisine Solutions strategy is to locate production facilities in places where finished goods are in demand, as well as in countries that are the most efficient source of quality raw materials such as Norway for salmon, and Chile for white fish and seafood.

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

Cuisine Solutions France:

Acquired by Cuisine Solutions in 1999, Cuisine Solutions France is strategically located a short drive North from Paris in Louviers, France. This fifteen thousand square feet HACCP certified facility produces a full range of traditional French recipes for the European foodservice market as well as the French retail market. The recently expanded facility can produce all of Cuisine Solutions products with the addition of retail packaging capabilities. Cuisine Solutions France is the training area for many Cuisine Solutions Operations Managers since the facility has the most collective experience using the sous-vide process, and adheres to strict culinary discipline, a culture that is passed on to all of our facilities.

Cuisine Solutions Brazil:

The largest and newest facility, Cuisine Solutions Brazil, managed under a joint venture agreement, has over forty-four thousand square feet of production area and the capability to produce all Cuisine Solutions products. Cuisine Solutions Brazil is located in the Brazilian federal capital city Brasilia. The facility has been designed to handle large volume demand and was also designed for expandability to meet future additional volume requirements. The Brazilian facility initiated production at the end of fiscal year 2001 for test marketing the retail product line in Brazil. The facility also received approval from the European Community in May 2001, an approval that requires strict quality control measures in order to have the approval to ship product to Europe. It was Cuisine Solutions intent to take advantage of the lower cost of poultry, beef and pork in Brazil, and ship product to the European market. However, this venture was terminated by the Brazilian Partner during fiscal year 2002. Management is in negotiations for repayment of the Company’s investment and has filed a civil lawsuit in the Federal District Court of Brasilia against the Brazilian partner due to the continued lack of cooperation from the Brazilian partner, the inability to obtain any financial disclosures and the Joint Venture Partners termination of Cuisine Solutions Inc. business activity in Brazil.

Cuisine Solutions Chile:

In June 2001 Cuisine Solutions entered into a joint venture agreement with a Euro-Chilean partnership that will build a processing facility in Chile to produce a wide range of seafood items. The sous-vide process works exceptionally well with seafood, and the proximity to the source of high quality, lower cost materials should place Cuisine Solutions with a significant advantage in regard to both product quality and cost. Cuisine Solutions anticipates the facility to be up and running by the end of fiscal 2003 and has planned the initial facility to be approximately nineteen thousand square feet. The joint venture agreement was not consummated yet as cash has not been exchanged as of June 29, 2002.

Cuisine Solutions has been growing consistently since fiscal year 1998, until the events of September 11, 2001 had negatively impacted the travel industry which is a major source of the Company’s revenue. As a result, the Company consolidated the sales channels during fiscal year 2002, placing airlines, national restaurant chains, hotels and banquets under one Management Group. Cuisine Solutions has been able to successfully cut down on administrative cost via elimination of positions and reduction of business travel. This cost reduction has been aided by the creation of a call center that pro-actively contacts customers to follow up on orders, a process that has been successful in our French subsidiary for many years. Management continues its’ strategic plan to provide product awareness in the retail and hotel banquet sales channels as well as increased market share of the airline and railroad market opportunities.

Cuisine Solutions currently serves product through the following sales channels:

Foodservice

On Board Services: Airlines, Railroad and Cruise Lines;
Banquets: Hotel banquets, Convention Centers, Sport Stadiums and other Special
Events such as the Superbowl, and the Olympics;
Military: Sales through distributors supplying USA military
Restaurant Chains, local & national

Retail

Supermarket In-Store Deli
Premium frozen packaged foods

The On Board Services (OBS) channel includes customers that provide transportation services to the general public and serve meals. With chef created high quality fully cooked pasteurized products, and the ability to make changes quickly and easily, Cuisine Solutions has become the preferred supplier to the world’s top airlines for their business and first class services. Airlines and On Board Services caterers also recognize the value of Cuisine Solutions global presence, which allows them to design high-class menus to the United States from Europe. The ability to create high quality meals in three continents gives Cuisine Solutions a strong competitive edge in the development of standardized quality meals for non-USA and USA airlines with flight routes departing from South America and Europe. Most USA carriers are now working with Cuisine Solutions and the Company is developing commercial relations with large European and South American airlines and caterers. The On Board Services sales segment is also the supplier of choice for national railroad companies in the USA and France. Focused effort and services towards this market has allowed Cuisine Solutions to gain dominant market share. The On Board Services channel experienced consistent growth over the past years, until the negative impact of the September 11, 2001 terrorist attacks in the USA resulted in extremely limited business travel during the subsequent months, a major source of Cuisine Solutions sales revenue via sales to the airlines and the hotel banquet industries. However, Cuisine Solutions reputation for high quality products and services along with its international presence should allow the Company to rebound as the airline industry recovers.

The Foodservice sales channel serves product to hotel banquets, hotel restaurants, sports stadiums, large special event caterers, and national restaurant chains. Cuisine Solutions products are attractive for foodservice understaffed and overworked operators, as it improves both their revenue capability and their meal costs. Revenue capability is improved as Cuisine Solutions products and menu services enhance and enlarge food operators menu offerings, increases their table rotation through faster delivery of meals, and improves the quality, safety and consistency of their menu offerings. Cuisine Solutions products facilitate the offerings of special menu and promotions programs, which result in higher customer headcount and a higher average check per customer. The cost of meals is reduced for the food operator as Cuisine Solutions products and technical services reduce labor cost and yield losses, while lowering utility and equipment use time. Cuisine Solutions products also offer a unique way of controlling portion costs and recipe execution. Pre-prepared entrees also offer additional savings in kitchen space, equipment, capital investment and leasehold improvement costs.

There are many prepared food manufacturers in the industry, but most can be classified as large processors with mass production and quality associated with mass production frozen foods. They operate large, heavily capitalized facilities, providing very little flexibility, variety and responsiveness to the market place. Smaller manufacturers can provide more flexibility and variety, but are limited in capacity, and do not have global expansion opportunities. Our competitors do not have access to our sous-vide technology that involves significant R&D in addition to specialized equipment and equipment knowledge. The Foodservice channel currently provides the highest gross margins to the Company. Objectives for Fiscal 2003 include continued penetration into key national accounts, banquet centers and casinos. Management intends to pursue larger accounts during fiscal 2003 since Cuisine Solutions pricing, both current and future, will be affected by the number of products and the efficiency and productivity of both the sales force and production facilities. Management expects to return to double digit growth rates in Europe, but is uncertain of the impact the slowdown in the US economy will have on USA sales.

Cuisine Solutions initiated its strategic involvement in the retail sales channel upon completion of the acquisition of the French subsidiary, Cuisine Solutions France, in December 1999. Cuisine Solutions France has been achieving considerable success with its retail partnership with French retailers in the packaged, premium private label category. Cuisine Solutions France has had consistent sales growth in the previous years in the retail channel. French consumers are demanding when it involves food quality. Cuisine Solutions offers better quality, consistency, cost reduction and food safety, as well as the culinary expertise to help the retailer enhance product selections and seasonal varieties. To evaluate retail opportunities in the USA, Cuisine Solutions initiated a strategy to introduce its product line to the USA retailers via the in-store deli market. The marketing strategy enabled Cuisine Solutions to take advantage of the quality, consistency, cost and safety benefits provided to the Company’s Foodservice customers and initiate in-store deli programs in the USA with minimal additional marketing investments. The deli program also caught the attention of retail frozen food executives which resulted in the first packaged product line sold in the USA under the Cuisine Solutions Brand. As of the close of the fiscal year, Cuisine Solutions had multiple premium frozen food projects underway, with further anticipated product rollout during fiscal year 2003. Retail objectives for fiscal year 2003 include further penetration into the USA in-store deli of targeted retailers as well as a planned national roll-out of premium frozen retail products into the USA market.

Military sales involve sales through distributors for the USA armed forces with an emphasis on sales to the US Navy. Military sales continue to be managed via a broker/distributor. The Company has placed specific objectives for the broker and eliminated a commission compensation structure, invoicing the broker direct for all orders and placing the responsibility for inventory and accounts receivable management on the broker/distributor. This resulted in the highest sales growth in the United States compared with the other sales channels during fiscal year 2002. The Company believes that a growing opportunity exists within the military as the military faces a challenge to attract and retain personnel and the demands for ethnic and special foods continue to increase within the military.

Cuisine Solutions, Inc. was incorporated in the State of Delaware in 1974. Its principal executive offices are located at 85 South Bragg Street, Suite 600, Alexandria, VA 22312 and its telephone number at that location is (703) 270-2900.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key customers, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause the Company’s actual results for 2002 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

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

During fiscal years 1991 through 1996, the Culinary Division successfully built its sales volume from zero to over $2 million in fiscal year 1991, and by fiscal year 1996 to $16 million. During fiscal year 1997, the Company restructured its sales organization to develop focused sales and marketing strategy. The Company embarked on strategic marketing campaigns to educate the market place to the advantages of sous-vide processing and increase awareness of the existence of the Company and its product line. During this first year of the strategic marketing effort and re-organization, fiscal year 1997 sales declined to about $14 million. During fiscal year 1998 the Company continued its reorganization while sales remained steady at $14 million. During fiscal year 1999, sales increased to over $20 million, an increase of approximately 48%.

In 1998, the Company entered into a joint venture to construct a manufacturing facility in Brasilia, Brazil to service airlines in the Mercusor markets, our European retail customers that have a strong presence in Brazil, and for low cost poultry and beef product exports to the European markets. The Brazilian facility established regular operations at the beginning of fiscal year 2002.

In 1999, the Company acquired the French company, Nouvelle Carte, to supply airline customers on the European side as well as supply global foodservice and retail customers.

During fiscal year 2000, sales increased to $36 million, an increase of 30.2% over fiscal 1999. Fiscal year 2001 sales slightly increased over $36 million while fiscal year 2002 sales decreased by 21% to $29 million due to the economic downturn during the fiscal year 2002 and especially considering the impact on the travel industry after the September 11, 2001 terrorist attacks in the USA.

Towards the end of fiscal year 2002, the Company has filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the Cuisine Solutions Inc. joint venture Cuisine Solutions do Brasil Ltda as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. Due to the continued lack of cooperation from the Brazilian partner, the inability to obtain any financial disclosures and the Joint Venture Partners termination of Cuisine Solutions Inc. business activity in Brazil, Cuisine Solutions, Inc has written off 100% of its investment in Brazil through the end of fiscal year ended June 29, 2002.

PRODUCTS

The Company develops, produces and markets chef-created fully cooked, fully prepared entrees and sauces. The products are high quality items without the high-end price since they can be produced in large volumes. The product line consists of items not usually available to our customers such as Osso Buco, Chilean Sea Bass, Beef Wellington and Stuffed Pork Chops as well as staple items such as plain and stuffed chicken breast. The precise cooking process allows the Company to prepare a perfect duck breast, rack of lamb or veal chop. The combination of the unique cooking process, the internal culinary expertise and international distribution has been critical to the sales success to date.

The sous-vide cooking process involves preparing a product with the required spices, vacuum sealing the product, and cooking the product under water for precise times at precise temperatures. This precision in time and temperature allows the Company to produce the exact specification on any protein item produced. The process is controlled by computerized systems, and each item is exact every time. The cooking process also provides an eighteen-month shelf life on most protein items without the need for any food additives or preservatives. The product has enormous application with health conscience retailers and health care organizations due to this lack of required additives.

The Company packages its products in two ways, Foodservice packs and Retail carton packs. Most Foodservice pack products are vacuum-sealed and frozen in either single or multi-serving packaging and then case-packed. Single-pack items provide maximum customer flexibility, while multi-serving packs provide additional efficiency and economy for large-scale preparations. The USA and French facility packages a retail carton for the frozen and refrigerated retail sales area for retail supermarkets.

DISTRIBUTION

The majority of Company sales are frozen products shipped throughout the USA and Europe. Cuisine Solutions Norway provides most of the salmon products globally while France and the USA produce non-salmon products for Europe and the USA respectively. All products are shipped frozen except for some retail sales in France, which are refrigerated. The French retail sales are all final sales, and the retailer bears the risk for any unsold product. The French facility maintains one additional third party warehouse for storage, while the USA maintains four third party outside warehouses at the end of fiscal year 2002. Most of the warehouses were created to support the Foodservice sales requirements for short lead times and product availability. Four third party warehouses were closed during fiscal year 2001 because of the initiated strategy to reduce inventory levels and lower distribution cost. The Company and internal systems can quickly and easily add or subtract additional outside warehouses when and where it is deemed necessary.

The Company sells one hundred percent of its product through its own sales personnel located in either France or the USA. Norway does not have a sales force. Norwegian product is sold to either France or the USA as inter-company sales, or sold by the sales team to ship direct from Norway to customers located in Europe. All USA sales are to USA markets, and French sales to European markets.

RAW MATERIAL STATUS

The Company historically purchased its raw materials from a number of different suppliers at spot market prices except for USA poultry that the Company initiated contract purchasing in fiscal 1999. The practice of spot market purchasing and bidding out to suppliers does not allow the Company to take advantage of annual low prices in certain commodity markets, nor does it allow the Company to develop strategic partnerships with suppliers. Since systems now provide forecast capabilities and the related material requirements, the Company does engage in a more strategic approach to procurement and developed strategic purchasing programs. During fiscal year 2002, the spot market price of raw salmon remained relatively stable compared to last years forty percent increase from the second quarter through the fourth quarter on the Norwegian market.

PATENTS AND TRADEMARKS AND OTHER ITEMS IMPORTANT TO OPERATING SEGMENTS

The Company believes that its Cuisine Solutions, Inc. and Vie de France Corporation trademarks are important to its business success. Accordingly, it takes the necessary steps to protect them. During fiscal year 1998 the Company assured its protection by transferring the ownership of all trademarks it owns to Cuisine Solutions, Inc in addition to maintaining the Vie de France Corporation trademark. The Company and Vie de France Bakery Yamazaki, Inc. entered into a Trademark and Service Mark License Agreement in 1991 and, in conjunction with the sale of the Restaurant Division, amended and restated this agreement. In 1997, the Company secured the use of a packaging trademark called MicroRoast™ and MicroRoti™ to be used in the U.S. and European market, respectively. This new packaging is designed for use in microwave ovens and imparts a roasted quality to our value-added entrees.

During fiscal year 2002, the company has secured in Europe and in the USA the service trade mark “Your Culinary Partner” and “Votre Partenaire Culinaire” which is currently being used in our global advertising campaign.

CUSTOMER DEPENDENCY

The Company’s largest customers involve two airline distributors that pull product from Company based upon the Company’s direct sales efforts to the airline and related demand from the airlines to these distributors. The Company sells product to many major airline companies, and does not have a dependency on any one airline.

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

COMPETITION

The Company considers itself to be a leader in the sous-vide product line within the food service industry in the USA. At present, limited competition exists within the USA frozen wholesale component of this product line. Other firms exist in France within the retail and refrigerated components of the sous-vide prepared foods. As such, the Company primarily competes for sales against food service providers in the frozen and raw segment, rather than against other sous-vide suppliers. The Company offers value-added products, but must offer these products in a price range that makes it economically advantageous for its users to convert from other methods of food preparation.

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

RESEARCH & DEVELOPMENT

For continuing operations, the Company invested $395,000, $593,000 and $447,000 in research and development activities in fiscal years 2002, 2001 and 2000, respectively. The Company maintains a staff of experienced culinary and food science professionals in order to provide the marketplace with innovative products on a continuous basis. The international staffing in the USA and in France provides the Company with the latest in culinary trends on both sides of the Atlantic. The French facility provides a source of dedicated culinary professionals since the French culinary training is known for its dedication to the art of perfection with regards to food preparation.

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

The Company’s production facilities in Norway, France and Brazil meet European Community standards and regulations. The Norwegian products, along with certain raw materials, are subject to import regulations.

EMPLOYEES

The Company employs approximately 210 people including full-time and part-time workers and corporate staff.

GEOGRAPHIC SALES

The Company’s sales are primarily focused in the United States, with sales representing 63.2%, 70.4% and 67.6% of total sales for fiscal years 2002, 2001and 2000, respectively.

ITEM 2. PROPERTIES

The Company owns the French facility and property, and leases its USA office and its USA and Norwegian manufacturing facilities. The French facility located in Louviers, France is approximately 15,000 square feet. The U.S. plant, located in Alexandria, Virginia, is approximately 39,000 square feet. The Norway plant, located in Hjelmeland, Norway, is approximately 16,000 square feet. The Company’s Norway plant is structured as a twenty-year capital lease whereby the Company will own the facility at the end of the lease term on August 31, 2014. The Company owns substantially all of the equipment used in its facilities. Lease commitments and future minimum lease payments are shown in Notes 7 and 10 to the Consolidated Financial Statements, which is included in this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

At the end of fiscal year 2002, the Company has filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. We refer to note 5 of the notes to the consolidated financial statements.

There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject. Management does not believe that any amounts it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS COMMON STOCK

The Company’s capital stock is divided into two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock options plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law. The Company’s Common Stock is traded in the over-the-counter market on the NASD National Market System under the symbol CUIS. The following table sets forth for the quarters indicated the high and low sales prices per share as reported on the National Market System:

Year ended June 29, 2002 High Low
First Quarter	$1.250	$.880
Second Quarter	1.070	.550
Third Quarter	.900	.250
Fourth Quarter	.800	.500

Year ended June 30, 2001 High Low
First Quarter	$1.625	$1.031
Second Quarter	2.125	1.031
Third Quarter	2.000	1.094
Fourth Quarter	1.410	.950

Year ended June 24, 2000 High Low
First Quarter	$1.718	$.937
Second Quarter	1.875	1.156
Third Quarter	3.062	1.437
Fourth Quarter	2.625	1.218

As of September 13, 2002 there were approximately 610 holders of record of the Company’s Common Stock.

No dividends were paid during fiscal year 2002, 2001and 2000.

On November 30, 1998, the Company was notified by NASDAQ that it no longer met the minimum $1.00 bid requirement to be included in the NASDAQ National Market and was delisted. The Company currently trades on the OTC Bulletin Board.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY
(in thousands, except per share amounts)

	2002	2001	2000	1999	1998

Net Sales	$28,616	$36,138	$35,810	$27,492	$21,129
Loss from operations (1)	(4,944)	(660)	(2,313)	(1,523)	(4,406)
Net loss (2)	(6,027)	(861)	(1,980)	(634)	(3,490)
Loss from operations per share	(0.31)	(0.04)	(0.16)	(0.10)	(0.29)
Net loss per share	(0.38)	(0.06)	(0.13)	(0.04)	(0.23)
Total assets	18,197	22,761	24,357	26,874	28,910
Long term debt, including current portion	2,924	2,582	2,449	2,569	3,288
Stockholders’ Equity	11,156	16,514	17,392	19,342	21,225
Dividends per share	—	—	—	—	—

(1)	Includes amortization of $95 and subsequent impairment of pre-operating capitalized web site development cost of $619 in 2002
(2)	Includes loss in equity from investment in Brazil of $997 in 2002 and $661 in 2001 respectively

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal year 2002 revenue of $28,616,000 reflect a consolidated sales decrease of 20.8% from fiscal year 2001 revenue of $36,138,000. The decrease in sales were due to a 28.9% decrease in US sales, a 6.7% decrease in sales from France and a 66.5% increase in non-inter-company sales from the Norwegian subsidiary. The sales decline was driven by reduced travel and temporary cost saving programs of large Cuisine Solutions customers, specifically by the airlines, which had a dramatic impact on the Company’s sales after the terrorist attacks in the USA in addition to the slow down in the economy during the reporting period. The weeks following September 11, 2001 resulted in extremely limited business travel, a major source of Cuisine Solutions revenue via sales to airlines and the hotel banquet industries. Cuisine Solutions Norway gross sales in US dollars decreased by 30.6% due to the reduced demand of raw material in France and the USA, however, third party sales in US dollars have been increased by 66.5% due to the successful integration of new customers. Approximately 68% of the sales from Cuisine Solutions Norway are inter-company sales to the USA and French subsidiaries, and eliminated during the financial consolidation process.

Net losses for fiscal year 2002 were $6,027,000, $5,166,000 higher than fiscal year 2001 losses of $861,000 due to the decline in USA sales, the amortization and impairment of the FIVELEAF website in the amount of $95,000 and $619,000 respectively, and the additional recognition of losses in equity from the investment in Brazil in the amount of $997,000. The Company was successful in lowering cost by the reduction of personnel in Alexandria as well as to salary cuts throughout the Company but these cost reductions could not cover overhead cost due to the decreased sales and correspondent low production volume during fiscal year 2002, resulting in higher cost of goods. As a result, more than $1 million of overhead cost could not be absorbed due to the low volumes in fiscal year 2002. The Company did successfully reduce the inventory levels by aggressive management but was not able to cycle a significant part of the inventory which was produced for airline menus for the fall and winter but which was never ordered due to the September 11, 2001 events and therefore recorded a total obsolescence reserve of $504,000. The return of sales to the airline industry to levels before September 11 have not been achieved yet by the close of fiscal year 2002, however, new menus and products have been developed to replace the high price items in the first and business class.

Cuisine Solutions France had the third consecutive profitable year since the acquisition by Cuisine Solutions 1999. Since the acquisition, the French subsidiary has contributed approximately one and a half million US dollars in cash flow to the Company. In spite of the lackluster economy during fiscal year 2002, the French subsidiary reported profitable results and double digit growth in the Foodservice channel in France. Although the overall travel industry suffered declines during the past fiscal year, Management credits both the thirty-five hour work week rule and its impact on labor cost in France for the increase in demand for the Foodservice channel as well as aggressive cost control for the delivery a positive net income in France.

Cuisine Solutions Norway recorded a loss of $19,000 for fiscal year 2002 after a profitable fiscal year 2001. The loss was due to the decreased demand of the Norway product line after the slowdown of the economy which in turn impacted the ability to cover fixed production overhead cost due to the reduction in production. However, all controllable costs in Norway have been managed during fiscal year 2002.

Net losses for fiscal year 2001 and 2000 were $861,000 and $1,980,000 respectively against sales of $36,138,000 in fiscal 2001 and $35,810,000 in fiscal 2000. The decrease in losses from 2000 to 2001 was due to improved management of cost, and lower salmon material costs.

The company further developed the investment in the FIVELEAF brand during 2002 and launched the FIVELEAF product line in February 2002. Consumers are now able to purchase a luxury line of prepared entrees, accompaniments, and desserts created by an extraordinary consortium of the most distinguished chefs in the United States over the telephone via call center, by catalog, and through the FIVELEAF Web site. Access to this site can be made at www.fiveleaf.com.

This is the first time in American culinary history that chefs of this caliber have been willing to associate their names and talents with a foodservice company. They agreed to do so because of the Company’s reputation for the highest standards of production and quality as well as Cuisine Solution’s unique food preparation process, sous-vide, which allows faithful translation of these recipes in a manner that is totally consistent with the chefs’ original creations.

The Company begun to amortize the capitalized web site development cost for FIVELEAF.com™ in accordance with SOP No. 98-1 after the web site was launched in February 2002. The Company impaired the remaining balance of the capitalized cost as at June 29, 2002 in accordance with SFAS No. 121 and SFAS No. 144 after management performed an impairment test and considering the uncertainty with respect to a long-term sales forecast at this time. However, the FIVELEAF product line has profitable margins and plays an important role in the Company’s business and marketing strategy. Cuisine Solutions experienced positive feedback and interest in these high quality products from customers throughout all sales channels after the launch of the product line.

SALE AND GROSS MARGINS

The Company’s sales of high-quality foods are sold to airlines, retail supermarkets, hotel and convention center banquets, passenger rail lines and harbor cruise lines. USA sales account for 63.2 % of total revenue, while France and Norway account for 32.4% and 4.4% after elimination inter-company sales respectively. Norway produces product for both France and the USA and total Norwegian production accounts for approximately 14% of total Company sales.

A comparison of net sales, gross margin percentages and losses from operations as follows:

		Year Ended
	June 29,	June 30,	June 24,
	2002	2001	2000

Net Sales	$28,616,000	$36,138,000	$35,810,000
Gross margin percentage	16.4%	24.7%	20.1%
Loss from operations	$(4,944,000)	$(660,000)	$(2,313,000)

The Company’s net sales decreased by 20.8% to $28,616,000 in fiscal 2002 from $36,138,000 in fiscal 2001 due to the negative impact of the September 11, 2001 terrorist attacks on the travel industry. This current year sales decreases did primarily affect the Foodservices and On Board Services channel and were driven by the reduced travel and temporary cost saving programs of large customers, specifically by the airlines. During fiscal 2001, approximately 40% of Cuisine Solutions global sales involved meals to airlines through airline caterers. Fiscal year 2002 On Board Services and Foodservices sales decreased each by 37%. The New Business and Military channel achieved each growth rates of over 50% during fiscal 2002.

Gross margins as a percent of sales decreased to 16.4% for fiscal 2002 compared to 24.7% in fiscal 2001, and 20.1% in fiscal 2000. The current year decrease is attributed to the decline in USA sales which in turn impacts distribution cost, and the ability to cover fixed production overhead costs due to the reduction in production. These forced production reductions were accentuated by a focused sell-off of on hand inventory. In addition, fiscal year 2002 cost of goods sold includes a significant obsolescence reserve of $504,000 for inventory related to production for the fall and winter 2001 airline menus which were never ordered due to the September 2001 terrorist attacks. The Company was successful in lowering cost by the reduction of personnel in Alexandria as well as to salary cuts throughout the Company but these cost reductions could not cover overhead cost due to the decreased sales volume during fiscal year 2002. Further cost reductions have been achieved through alternate sources of supply and product mix changes.

Cuisine Solutions has strategically built other sales channels over the previous years to include military and retail accounts and meals for passenger trains, and has seen consistent results in its European subsidiaries.

While there are increased concerns in the marketplace, Management of Cuisine Solutions will continue the execution of its strategic plans for fiscal 2003, and remain pro-active during this period of uncertainty.

SELLING AND ADMINISTRATION EXPENSES

A comparison of selling and general administrative costs follows:

		Year Ended
	June 29,	June 30,	June 24,
	2002	2001	2000

Selling costs	$6,166,000	$6,861,000	$6,820,000
General administrative costs	2,536,000	2,590,000	2,588,000

	$8,702,000	$9,451,000	$9,408,000

Selling and administration costs as a percentage of sales were 30.4% in fiscal 2002, 26.1% in fiscal 2001 and 26.3% in fiscal 2000. The percentage increase in selling expenses from fiscal 2001 versus fiscal 2002 reflects the impact of lower sales while the dollar expense decrease is attributed to the reduction of sales and administrative staff and compensation plans tied to top line sales and profit contribution. However, fiscal year 2002 includes significant extraordinary expenses related to the restructuring of the sales departments ($268,000) and initial expenses related to the lawsuit against the Brazilian Joint Venture partner ($45,000).

DEPRECIATION AND AMORTIZATION

The fiscal year 2002 depreciation and amortization costs increased by $133,000 over fiscal year 2001 to $1,255,000 as a result of machinery and equipment added and the initial amortization of the FIVELEAF website since the launch of the website in February 2002. Actual fiscal year 2001 depreciation and amortization costs increased by $51,000 over fiscal year 2000 to $1,122,000 as a result of equipment and leasehold improvements added to the facilities in France and Norway.

NON-OPERATING INCOME AND EXPENSE

The non-operating loss for fiscal 2002 of $1,069,000 is primarily related to the additional $997,000 loss on equity from the investment in Brazil.

Interest expense relates to the borrowings relating to the Company’s U.S., Norwegian and French subsidiaries, including the Norwegian capital lease. At June 29, 2002, the Company had borrowings of $2,924,000, bearing interest at rates ranging from 5.6% to 9.5%. The majority of these borrowings of $2,478,000 were through its Norwegian facility. It is anticipated that these borrowings will remain outstanding during the upcoming fiscal year. The French subsidiary has two term loans with a principle balance of $138,000 and $308,000 at 5.6% interest rate and 6% respectively. The first loan was used to finance an expansion of the raw materials storage area completed in fiscal 1999. The original amount loan equated to approximately $500,000 at September, 1998. The second loan was used to expand cooking capacity under a capital lease program with a five year term. The lease agreement went effective in December 2000; the related loan amounted to $428,000 at the beginning of the lease.

IMPACT OF INFLATION AND THE ECONOMY

Inflation in labor and ingredient costs can significantly affect the Company’s operations. Many of the Company’s employees are paid hourly rates related to, but generally higher than the federal minimum rates. The Company’s sales pricing structure allows for the fluctuation of raw material prices. As a result, market price variations do not significantly affect the gross margin realized on product sales. However, most customers require a sixty-day notice for price changes in order to update their internal systems and evaluate the impact of price changes. Therefore, in the event of a continuous accelerated commodity price increase, the Company must either absorb the price increase during that sixty day period or discontinue sales to the customer, and risk losing the long term business relationship.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal year 2002, the Company experienced an increase in its liquidity due to decreases in inventory and Accounts Receivables. Inventories were decreased consistently during fiscal 2002 as a result of the aggressive management and well executed plan to minimize the effect of cash tied up in inventory and due to improved co-ordination with production planning. Accounts Receivables decreased due to the aggressive collection and as a result of the decreased sales volume during fiscal 2002.

The Company held short-term cash positions of $1,958,000 and $773,000 at June 29, 2002 and June 30, 2001 respectively. Additionally, the Company held long term investments, those with maturities greater than one year, of $2,608,000 and $2,491,000 at June 29, 2002 and June 30, 2001 respectively. No cash was provided by investing activities from any sale of the long term investments during fiscal 2002. The cash used by investing activities was primarily related to investments in buildings as well as machinery and equipment during fiscal 2002.

In the fiscal years 2001 and 2000, the Company experienced an increase in its liquidity through the sale of securities for capital gains. Inventory in both years and receivables in 2000 increased due to the higher sales volume and requirements to have adequate inventory on hand to meet customer demand resulting in an increase in cash tied up in inventory and receivables. The Company held short-term cash positions of $948,000 and investments with maturities greater than one year of $4,715,000 at June 24, 2000.

Cash provided by operations in fiscal year 2002 amounted to $2,073,000 compared to cash used in fiscal 2001 of $719,000, and cash used in fiscal year 2000 of $2,854,000. The cash provided in fiscal year 2002 is a result of the aggressive inventory and collection management as well as due to the low sales volume. The cash used in fiscal year 2001 relates to the funds needed to finance the Company’s operations, investments in Brazil and increased inventories. The cash used in fiscal year 2000 relates to the funds needed to finance the Company’s operations, increased in accounts receivables and Company operating losses.

During fiscal year 2002, the Company made capital expenditures of $1,230,000. These investments involved investments in machinery and equipment, personal computers and software upgrades. A portion of the investment in machinery and equipment was related to the improvement of the refrigeration system and to a packaging line for private labeling of retail products. A significant part of the increased capital expenditures is due to the fact that the EURO and the Norwegian Kroner gained between 15% and 20% value during fiscal 2002 which made these investments more expensive converted in US Dollars. During fiscal year 2001, the Company made capital expenditures of $811,000. During fiscal year 2000, the Company made capital expenditures of $1,838,000. A new enrobed pasta line with automated packaging equipment was included in this investment. The line produces an enrobed pasta product that provides the customer with a pasta and sauce combination that only need to be heated to serve. The Company launched this product to airlines, passenger rail services, banquets and retail during fiscal year 2001.

The Company’s Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility for $1,422,000. As of June 29, 2002 $1,185,000 was outstanding under this overdraft facility. The overdraft facility is protected by a letter of credit posted by the U.S. operations banking institution that is renewed annually.

FUTURE PROSPECTS

During fiscal year 2002, the Company continued its focus on the existing sales channels obtaining penetration into the airline industry, obtaining a large portion of the market share of the passenger rail market, introducing the Company’s product to harbor cruise lines and becoming a retail supplier via the in-store-deli market as well as supplier for premium frozen food products. These objectives were in addition to gaining a larger share of the hotel and convention center banquet business. However, due to the downturn of the economy and especially after the impact of the September 11, 2001 terrorist attacks on the travel industry did now allow the Company to realize their objectives during fiscal 2002.

Cuisine Solutions plans to continue with the sales strategy and to return to sales growth from the previous three years by continuing it’s strong sales efforts in the airline business by a continued push for new USA accounts and a new focus on the European airline market. While there are increased concerns in the market place, management of Cuisine Solutions will continue to strengthen the business relationships with most of the major airlines, passenger rail lines and harbor cruise lines through continued value and increase in service by offering flexible solutions upon the current demand in the industry.

The Foodservice/banquet channel will continue to spend more effort on large food service contractors and event planners rather than sales to individual smaller hotels. Demand for foodservice product in France increased significantly during fiscal 2002 and expects further growth for fiscal 2003 due to the continued customer satisfaction with the quality and variety of product offered by Cuisine Solutions France. Foodservice operators in France are forced to deal with the thirty-five hour work week constraint and have discovered the Cuisine Solutions product line offers a solution to the limited availability and higher cost of labor created as a result of the new mandated work hour rules. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions product. Management believes this value increases in the current economic and political situation challenging today’s business environment. In the meantime, Management has and will continue to initiate aggressive cost reduction programs and product line changes to meet the changing needs of the industry.

The Retail Sales channel was formally created during fiscal year 2000 with the objective of penetrating the In-Store Deli category of major North American retailers. The sales channel and related growth is following a strategy plan for large volume opportunities with high quality products. Cuisine Solutions is providing retailers with a heat and serve program that allows supermarkets to upgrade the variety and quality of meals offered. The Company is working with retailers to develop best methodology to execute a larger scale roll-out of the program and has already introduced the idea to some of the largest retailers in the USA. The Company has also placed premium private label products successfully into the retail industry, and industry that is experiencing a significant increase in frozen food sales versus the traditional demand for fresh products. A successful retail program would allow the Company to reap the high volume benefits of USA retail without the marketing investment usually required with doing business with USA retailers.

The increase in demand, especially from USA retailers, will also allow the Company to move towards a customer base that has a higher purchase quantity per order and away from small orders that disrupt the manufacturing process and add costs due to changeover, start-up loss of efficiency and create poor productivity.

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

The Company has also had success with national restaurant chains that have found that the Company’s product, quality and ease of use makes an attractive alternative for providing promotional menu items. The Company will continue with further penetration of product sales to national restaurant chains with entrees and special meals such as vegetarian dishes throughout fiscal year 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

Interest rates, foreign exchange rates, sales and marketing.

Interest Rate Exposure:

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment and debt portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers. A portion of the debt portfolio has fluctuating interest rates that change with changes in the market. Information about the Company’s investment portfolio is set forth in Footnote 3 of Item 14(a) of the Form 10-k.

Foreign Currency Rate Exposure:

International operations constitute 37% of fiscal year 2002 Company sales. The majority of the Company’s sales are denominated in U.S. dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The Norwegian subsidiary’s sales are denominated in Norwegian kroner while the French subsidiary reports in EURO. As currency exchange rates change, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales that are subject to these foreign currency fluctuations are approximately 37% of the Company’s sales. The net assets of the subsidiaries are approximately 37% of the Company’s net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost. Information about the Company’s foreign currency translation policy is set forth in Footnote 1 of Item 14(a)(1) of this Form 10-K.

Sales and Marketing Risks:

The future performance of the Company’s efforts will depend on a number of factors. One is the recovery of the travel industry, and specifically the airlines, which have been a major source of Cuisine Solutions revenue and formal business strategy. The others involve the introduction and roll-out of new product lines into the Retail sector. Although the economic situation with the airlines is believed to be temporary, Management cannot forecast the length and total impact of the current economic cycle. Cuisine Solutions will position itself to provide maximum value to our airline partners during this difficult period and remain prepared to resume business growth when the industry recovers. Cuisine Solutions Management has positioned additional focus on the opportunities available in the retail sector and the success rate will be contingent upon market acceptance of the product line, price points and execution of its marketing strategy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included at Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item 10 is shown in the Proxy Statement to be filed under Regulation 14A, under the caption “Election of Directors”, and such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The following list and narrative sets forth the name and age of each present executive officer of the Company, all positions held by the person with the Company, the year in which the person first became an officer, and the principal occupations of each person named.

Name	Age	Office held with Company	Since

Stanislas Vilgrain	43	President and Chief Executive Officer	1994
Robert Murphy	39	Vice President, Chief Operating and Financial Officer and Treasurer	1997
Françoise Perrier-Madani	39	Corporate Secretary	1999
Andreas Pfann	36	Vice President Finance	2001
Gerard Bertholon	42	President of FIVELEAF	2002

Mr. Vilgrain was appointed President and Chief Executive Officer in October 1993, having served as President and Chief Operating Officer since June 1991 and as a director since 1991. He served as President of the Vie de France Culinary Division from July 1987 to June 1991. Previously, he was employed by Vie de France Corporation as Director of Staff Operations from August 1986 through June 1987. He was Manager of the Vie de France Corporation’s San Francisco bakery from January 1986 through August 1986, after having served as Assistant Manager of the Denver bakery from July 1984 through December 1985. Prior to joining Vie de France Corporation, he was Assistant to the Director of Research & Development for the Bakery Division of Grands Moulins de Paris from June 1983 to July 1984, and was Regional Manager of Operations and Sales from July 1982 through May 1983 for O.F.U.P., a publication distributor in Paris, France.

Mr. Murphy was appointed Chief Operating Officer in April 2002 and joined the Company in November 1997 as Vice President and Chief Financial Officer. Mr Murphy has 22 years of food experience, 16 of which are in the manufacturing sector. Prior to joining the Company, Mr. Murphy was the Senior Director of Acquisitions and Integration for Edwards Baking Company. He also held the positions of Operations Controller and Manager of Financial Systems and Development. Prior to Edwards, Mr. Murphy was a Controller with Bunge Foods working in the Bakery and Dairy Industrial Ingredient Divisions.

Ms. Perrier-Madani was appointed Corporate Secretary for Cuisine Solutions in October 1999 and Vice President of Marketing for Fiveleaf in January 2002. Ms Perrier-Madani joined the Company in September 1998 as Project Manager and then as International Sales and Marketing Manager in December 2000. Prior to joining the Company, Ms Perrier-Madani was the Marketing Manager for Sanofi Beauté, Inc and previously a Legal Associate for Euro-Australian Legal Associates in Sydney, Australia.

Mr. Pfann was appointed Vice President Finance in July 2001 and joined the Company in October 2000 as Corporate Controller. Mr. Pfann has over eight years of experience in public accounting with KPMG in Europe and previously as an audit manager with Ernst & Young in Germany and the United States.

Mr. Bertholon joined Cuisine Solutions in August 1989 as Director of Research & Development then VP of International Sales in 1997 and VP of Marketing in December 2000. Mr. Bertholon was appointed President for Fiveleaf in January 2002. He has over 26 years of experience in the international foodservice industry. Prior to joining the Company, Mr. Bertholon was Executive Chef for 9 years in the United States.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item 11 is shown in the Proxy Statement to be filed under Regulation 14A, under the caption “Executive Compensation”, and such information, except for the information required by Item 402(k) and Item 402(l) of Regulation S-K, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item 12 is shown in the Proxy Statement to be filed under Regulation 14A, under the caption “Voting Securities and Principal Holders Thereof”, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item 13 is shown in the Proxy Statement to be filed under Regulation 14A, under the caption “Certain Transactions”, and such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)  Index to Financial Statements

Page
(1) Financial Statements

Report of Independent Accountants
Grant Thornton LLP as of and for the year ended June 29, 2002, June 30, 2001 and June 24, 2000	18

Consolidated Balance Sheets — June 29, 2002 and June 30, 2001	19

Consolidated Statement of Operations — Fiscal Years Ended June 29, 2002, June 30, 2001 and June 24, 2000	20

Consolidated Statement of Changes in Stockholders’ Equity — Fiscal Years Ended June 29, 2002, June 30, 2001 and June 24, 2000	21

Consolidated Statement of Cash Flows — Fiscal Years Ended June 29, 2002, June 30, 2001 and June 24, 2000	22

Notes to Consolidated Financial Statements — June 29, 2002	23

(2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts	35

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits:

The following exhibits are incorporated in this report by reference from identically numbered exhibits to the Company’s Amendment to its Annual Report for the year ended June 27, 1992 on Form 8 dated February 26, 1993:

Exhibit
No.	Description of Exhibit

3-A	The Certificate of Incorporation of the Company, as amended to date.
3-B	The By-Laws of the Company, as amended to date.

The following exhibits are incorporated in this report by reference from an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended June 29, 1991:

10.46	The Company’s Proxy Statement for a Special Meeting of Stockholders, dated June 7, 1991, together with a conformed copy of the Asset Purchase Agreement between Cuisine Solutions, Inc. and Vie de France Bakery Yamazaki, Inc. dated May 7, 1991.

The following exhibits are incorporated in this report by reference from the Company’s two Registration Statements on Form S-8, dated April 5, 1993:

10.52	The Company’s 1986 Stock Option Plan, as amended.
10.53	The Company’s 1992 Stock Option Plan.
10.54	The Company’s 1999 Stock Option Plan.

The following exhibits are filed as exhibits to this report in the indicated sections.

22 Written statement of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date

/s/ Jean-Louis Vilgrain Jean-Louis Vilgrain	Chairman of the Board	September 20, 2002

/s/ Stanislas Vilgrain Stanislas Vilgrain	President, Chief Executive Officer	September 20, 2002

/s/ Sebastien Vilgrain Sebastien Vilgrain	Director	September 20, 2002

/s/ Charles McGettigan Charles McGettigan	Director	September 20, 2002

/s/ David Jordan David Jordan	Director	September 20, 2002

/s/ Robert van Roijen Robert van Roijen	Director	September 20, 2002

/s/ Robert Murphy Robert Murphy	Director, Vice President, Chief Operating and Financial Officer and Treasurer (Principal Financial And Accounting Official)	September 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

I, Stanislas Vilgrain, certify that:

1.     I have reviewed this annual report on Form 10-K of Cuisine Solutions, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 20, 2002

/s/ Stanislas Vilgrain
Stanislas Vilgrain
President
and Chief Executive Officer
(Principal Executive Officer)

I, Robert Murphy, certify that:

1.     I have reviewed this annual report on Form 10-K of Cuisine Solutions, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 20, 2002

/s/ Robert Murphy
Robert Murphy
Director, Vice President, Chief Operating
and Financial Officer and Treasurer
(Principal Financial and Accounting Official)

Independent Auditors’ Report

The Board of Directors and Stockholders
CUISINE SOLUTIONS, INC.:

We have audited the accompanying consolidated balance sheets of Cuisine Solutions, Inc., and subsidiaries as of June 29, 2002 and June 30, 2001, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flow for each of the three years in the period ended June 29, 2002. In connection with our audit of the consolidated financial statements we also have audited the financial statement schedule for each of the three years in the period ended June 29, 2002 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc., and subsidiaries as of June 29, 2002 and June 30, 2001, and the results of their operations, comprehensive income, and their cash flows for each of the three years in the period ended June 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended June 29, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

GRANT THORNTON LLP

Vienna, Virginia
August 27, 2002

CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 29,	June 30,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$1,958,000	$773,000
Trade Accounts receivable, net	3,272,000	4,916,000
Inventory	4,419,000	6,401,000
Prepaid expenses	291,000	296,000
Current portion of notes receivable, related party	5,000	10,000
Other current assets	477,000	415,000

TOTAL CURRENT ASSETS	10,422,000	12,811,000
Investments, non current	2,608,000	2,491,000
Fixed assets, net	5,121,000	5,051,000
Note receivable, officer and related party, including accrued interest, less current portion	38,000	450,000
Investments and Advances to Cuisine Solutions Brazil	—	944,000
Other assets	8,000	1,014,000

TOTAL ASSETS	$18,197,000	$22,761,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,585,000	$1,082,000
Accounts payable and accrued expenses	2,811,000	2,766,000
Accrued payroll and related liabilities	1,306,000	896,000
Other accrued taxes	—	3,000

Total current liabilities	5,702,000	4,747,000
Long-term debt, less current portion	1,339,000	1,500,000

TOTAL LIABILITIES	7,041,000	6,247,000

Stockholders’ equity
Common stock — $.01 par value, 20,000,000 shares authorized, 15,824,788 shares and 15,647,370 issued and 15,824,588 shares and 14,824,588 outstanding at June 29, 2002 and June 30, 2001 respectively	159,000	157,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	26,284,000	28,333,000
Accumulated deficit	(15,394,000)	(9,367,000)
Accumulated Other Comprehensive Income
Unrealized losses on debt and equity investments	10,000	(107,000)
Cumulative translation adjustment	97,000	(455,000)
Treasury stock, at cost (0 shares at June 29, 2002 and 822,782 shares at June 30, 2001)	—	(2,047,000)

TOTAL STOCKHOLDERS’ EQUITY	11,156,000	16,514,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,197,000	$22,761,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED

	June 29,	June 30,	June 24,
	2002	2001	2000

NET SALES	$28,616,000	$36,138,000	$35,810,000
Cost of goods sold	23,928,000	27,212,000	28,627,000

GROSS MARGIN	4,688,000	8,926,000	7,183,000

Selling and administration	8,702,000	9,451,000	9,408,000
Depreciation and amortization	377,000	250,000	201,000
Impairment FIVELEAF asset	619,000	—	—
Other operating income	(66,000)	(115,000)	(113,000)

LOSS FROM OPERATIONS	(4,944,000)	(660,000)	(2,313,000)

Non operating income (expense) Investment income	172,000	202,000	250,000
Interest expense	(195,000)	(199,000)	(215,000)
Loss in equity from investment in Brazil	(997,000)	(661,000)	—
Other income (expense)	(49,000)	460,000	309,000

TOTAL NON-OPERATING INCOME (EXPENSE)	(1,069,000)	(198,000)	344,000

Loss before income taxes	(6,013,000)	(858,000)	(1,969,000)
Provision for income tax expense	(14,000)	(3,000)	(11,000)

NET LOSS	$(6,027,000)	$(861,000)	$(1,980,000)

Basic and diluted net loss per common share:
Net loss per common share	$(0.38)	$(0.06)	$(0.13)
Weighted average shares outstanding	15,824,588	14,776,215	14,762,761

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Retained
		Additional	Earnings	Cumulative
	Common	Paid-In	(Accumulated	Translation
	Stock	Capital	Deficit)	Adjustment

BALANCE, JUNE 26,1999	$156,000	$28,276,000	$(6,526,000)	$(34,000)

2000 net loss	—	—	(1,980,000)	—
Other Comprehensive Income
Unrealized gains on debt and equity investments	—	—	—	—
Translation adjustment	—	—	—	—
Other Comprehensive Income/(Loss)
COMPREHENSIVE INCOME/(LOSS)
Treasury Shares Purchases	—	—	—	—

BALANCE, JUNE 24, 2000	$156,000	$28,276,000	$(8,506,000)	$(34,000)

Exercise of common stock options	$1,000	$57,000
2001 net loss	—	—	(861,000)	—
Other Comprehensive Income
Unrealized gains on debt and equity investments	—	—	—	—
Translation adjustment	—	—	—	(421,000)
Other Comprehensive Income/(Loss)
COMPREHENSIVE INCOME/(LOSS)

BALANCE, JUNE 30, 2001	$157,000	$28,333,000	$(9,367,000)	$(455,000)

Issuance of unregistered common stock	$2,000	$(2,000)
and treasury shares		(2,047,000)
2002 net loss	—	—	(6,027,000)	—
Other Comprehensive Income
Unrealized gains on debt and equity investments	—	—	—	—
Translation adjustment	—	—	—	552,000
Other Comprehensive Income/(Loss)
COMPREHENSIVE INCOME/(LOSS)

BALANCE, JUNE 29, 2002	$159,000	$26,284,000	$(15,394,000)	$97,000

	Unrealized
	Gains
	(Losses)
	on Debt		Total
	and Equity	Treasury	Stockholders'
	Investments	Stock	Equity

BALANCE, JUNE 26,1999	$(513,000)	$(2,017,000)	$19,342,000

2000 net loss	—	—	(1,980,000)
Other Comprehensive Income
Unrealized gains on debt and equity investments	60,000	—	60,000
Translation adjustment	—	—	—

Other Comprehensive Income/(Loss)			60,000
COMPREHENSIVE INCOME/(LOSS)			(1,920,000)
Treasury Shares Purchases	—	(30,000)	(30,000)

BALANCE, JUNE 24, 2000	$(453,000)	$(2,047,000)	$17,392,000

Exercise of common stock options			58,000
2001 net loss	—	—	(861,000)
Other Comprehensive Income
Unrealized gains on debt and equity investments	346,000	—	346,000
Translation adjustment	—	—	(421,000)

Other Comprehensive Income/(Loss)			(75,000)
COMPREHENSIVE INCOME/(LOSS)			(936,000)

BALANCE, JUNE 30, 2001	$(107,000)	$(2,047,000)	$16,514,000

Issuance of unregistered common stock	—	—	—
and treasury shares		2,047,000	—
2002 net loss	—	—	(6,027,000)
Other Comprehensive Income
Unrealized gains on debt and equity investments	117,000	—	117,000
Translation adjustment	—	—	552,000

Other Comprehensive Income/(Loss)			669,000
COMPREHENSIVE INCOME/(LOSS)			(5,358,000)

BALANCE, JUNE 29, 2002	$10,000	$—	$11,156,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED

	June 29,	June 30,	June 24,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,027,000)	$(861,000)	$(1,980,000)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
Depreciation and amortization	1,255,000	1,122,000	1,071,000
Loss on sale of investments	—	158,000	—
Loss in equity from investment in Brazil	944,000	661,000	—
Change in cumulative translation adjustment	552,000	(421,000)	—
Changes in assets and liabilities, net of effects of non-cash transactions:
Decrease (increase) in trade accounts receivable, net	1,644,000	945,000	(1,476,000)
Decrease (increase) in inventory	1,982,000	(1,218,000)	(92,000)
Decrease (increase) in prepaid expenses	5,000	(237,000)	187,000
Decrease (increase) in notes receivable, related party	417,000	239,000	(186,000)
Decrease (increase) in other assets	849,000	(256,000)	69,000
Increase (decrease) in accounts payable and accrued expenses	45,000	(619,000)	(51,000)
Increase (decrease) in accrued payroll and related liabilities	410,000	(204,000)	(150,000)
Decrease in other non current liabilities	—	(22,000)	(214,000)
Decrease in other accrued taxes	(3,000)	(6,000)	(32,000)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,073,000	(719,000)	(2,854,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments	—	2,412,000	4,281,000
Increase in investment in Brazil	—	(1,248,000)	(357,000)
Purchase of Treasury Stock	—	—	(30,000)
Capital expenditures	(1,230,000)	(811,000)	(1,838,000)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(1,230,000)	353,000	2,056,000

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in capital	—	58,000	—
Additions to debt	691,000	133,000	278,000
Reductions of debt	(349,000)	—	(398,000)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	342,000	191,000	(120,000)

Net increase (decrease) in cash and cash equivalents	1,185,000	(175,000)	(918,000)
Cash and cash equivalents, beginning of period	773,000	948,000	1,866,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,958,000	$773,000	$948,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$196,000	$129,000	$206,000
Income taxes, net	$—	$—	$—

Non-cash activities
Machine purchased under capital lease	$87,000	$73,000	$—
Unrealized income on debt and equity investments	$117,000	$346,000	$60,000
Issuance of unregistered common stock and treasury shares	$—	$—	$—

See accompanying notes to consolidated financial statements

CUISINE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company develops produces and markets chef-created fully cooked, fully prepared entrees and sauces for the banquet, airline, passenger rail service, retail and restaurant industries.

The Company services the airlines in both the USA and Europe. The Norwegian and French facilities distribute product throughout Europe servicing the Foodservice customers through distributors and Cuisine Solutions France, a French manufacturer and distributor of sous-vide products. Norway production supplies most salmon sales in the USA and France.

PRINCIPLES OF CONSOLIDATION

The financial statements include the consolidated accounts of Cuisine Solutions, Inc. and its subsidiaries, Cuisine Solutions Norway and Cuisine Solutions France, (collectively “the Company”). All significant inter-company transactions have been eliminated in the financial statements. The consolidated financial statements were restated for all periods presented to reflect the merger with Nouvelle Carte, accounted for in a manner similar to the pooling of interests method.

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

REVENUE RECOGNITION

The Company recognizes revenue at the time products are shipped to its customers, with the exception of some of its United States airline distributors. For U.S. airline distributors that purchase salmon products directly from the Company’s Norway facility, the Company recognizes revenue when the customer receives the products.

SEGMENT REPORTING

The Company intends to operate in two segments, Food Service Industry and International Management Services. No management service fees were earned during fiscal 2002.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of June 29, 2002 and June 30, 2001, $1,085,000 and $560,000 respectively were held in foreign financial institutions.

INVESTMENTS

Investment securities consist of U.S. Treasury, mortgage-backed instruments, corporate debt and equity securities. The Company has classified its investments as “available-for-sale.” Securities classified as available for sale include securities which could be sold in response to changes in interest rates or for general liquidity needs. Such securities are carried at estimated fair value with unrealized gains or losses recorded as a separate component of equity.

BASIS OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENTS

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of Cuisine Solutions, Inc. and all companies in which Cuisine Solutions, Inc. has a controlling voting interest (“subsidiaries”), as if Cuisine Solutions, Inc. and its subsidiaries were a single company. Significant inter-company accounts and transactions between the consolidated companies have been eliminated.

Investments in companies in which Cuisine Solutions, Inc. has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Under the equity method, only Cuisine Solutions, Inc. investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only Cuisine Solutions, Inc.’s share of the investee’s earnings is included in the consolidated operating results; and only the dividends, cash distributions, loans other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee, are included in the consolidated cash flows.

INVENTORY

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

During the fourth quarter of fiscal year 2002, the Company recorded an obsolescence reserve of $504,000 for inventory related to production for the fall and winter 2001 airline menus which were never ordered due to the September 2001 terrorist attacks.

Inventory consisted of:

	JUNE 29,	JUNE 30,
	2002	2001

RAW MATERIAL	$1,207,000	$1,401,000
FROZEN PRODUCT & OTHER FINISHED GOODS	3,252,000	4,718,000
PACKAGING	464,000	385,000

	4,923,000	6,504,000
LESS OBSOLESCENCE RESERVE	(504,000)	(103,000)

	$4,419,000	$6,401,000

FIXED ASSETS

Machinery, equipment, furniture and fixtures are depreciated using the straight-line method over estimated useful lives which range from two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of terms of the leases which range from four to twenty years, or the estimated useful life of the improvement.

Expenditures for maintenance and repairs are charged to expense, and significant improvements are capitalized. Maintenance and repairs charged to expense approximated $362,000 in 2002, $418,000 in 2001 and $413,000 in 2000.

Included in fixed assets are assets located in Europe, totaling approximately $2,971,000 and $2,667,000 as of June 29, 2002 and as of June 30, 2001, respectively.

The components of fixed assets were as follows:

	JUNE 29,	JUNE 30,
	2002	2001

LAND	$61,000	$51,000
BUILDING	1,781,000	1,438,000
BUILDING UNDER CAPITAL LEASE	1,505,000	1,211,000
MACHINERY & EQUIPMENT	10,953,000	9,832,000
MACHINERY & EQUIPMENT UNDER CAPITAL LEASE	482,000	403,000
LEASEHOLD IMPROVEMENTS	2,318,000	2,290,000
FURNITURES & FIXTURES	227,000	219,000
COMPUTER SOFTWARE	1,037,000	910,000
CONSTRUCTION IN PROGRESS	28,000	75,000

	18,392,000	16,429,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	(13,271,000)	(11,378,000)

	$5,121,000	$5,051,000

WEB SITE DEVELOPMENT COSTS

The Company capitalizes web site development costs in accordance with EITF 00-2 “Accounting Web Site Development Costs” and therefore adopted AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, as

the company plans to use the web site internally. The SOP No. 98-1 requires that certain external costs and internal payroll and payroll-related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software’s useful life. Training and research and development costs are to be expensed as incurred. Capitalized amounts are to be amortized straight-line over the remaining estimated economic life beginning when the software is ready for its intended use. The web site was launched in February 2002 and the Company therefore begun to amortize the capitalized cost on a straight line basis during the third and fourth quarter of fiscal year 2002. Management performed an impairment test at the end of the fiscal year and decided to impair the remaining balance of $619,000 in accordance with SFAS No. 121 and the newly adopted SFAS No. 144 due to the uncertainty with respect to a long-term sales forecast as at June 29, 2002. $646,000 of the capitalized web site development costs were included in Other Assets as at June 30, 2001.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company adopted the provisions of SFAS No. 121 and the in August 2001 issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement 121” and “Statement 144”), on June 30, 1996 (fiscal year 1997) and June 29, 2002 (fiscal year 2002) respectively. Statement 121 and Statement 144 require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recorded an impairment of capitalized web site development costs of $619,000 as at June 29, 2002.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to June 30, 1996, the Company accounted for it’s stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB Opinion 25”), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On June 30, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of Statement 123 (see note 7). In addition, in accordance with Statement 123, the Company applies fair value as the measurement basis for transactions in which equity instruments are issued to non-employees.

EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share also includes common equivalent shares outstanding during the period if dilutive. The Company’s common equivalent shares consist of stock options. The weighted average number of shares outstanding related to stock options were 1,680,375 for the year ended June 29, 2002. For the fiscal years ended June 29, 2002, June 30, 2001 and June 24, 2000, the assumed exercise price of the Company’s outstanding stock options are not included in the calculation as the effect would be anti-dilutive.

FOREIGN CURRENCY TRANSLATION

The statements of operations of the Company’s Norwegian and French subsidiaries (the “Subsidiaries”) have been translated to U.S. dollars using the average currency exchange rates in effect during the year. The Subsidiaries balance sheet has been translated using the currency exchange rate as of the end of the fiscal year. The impact of currency exchange rate changes on the translation of the Subsidiary’s balance sheet is charged directly to stockholders’ equity.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“Statement 130”). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company adopted the provisions of the statement during fiscal year 1999. Components of other comprehensive income include foreign currency translation gains and losses and unrealized gains and losses on debt and equity securities. Comprehensive income is shown on the consolidated statement of changes in stockholders equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Under Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments, effective for fiscal years that end after December 15, 1996, the Company is required to provide fair value disclosures of its financial instruments. The Company estimates the fair value of its financial instruments using the following methods and assumptions: (1) quoted market prices, when available, are used to estimate the fair value of investments in marketable debt and equity securities; (2) carrying amounts in the balance sheet approximate fair value for cash, notes receivable and short term borrowings.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. This Statement eliminates the pooling-of interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment and whenever there is an impairment indicator. This Statement is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The adoption of these Statements did not have a material impact on the Company’s financial positions, results of operations, or liquidity.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issues SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted both Statements in fiscal year 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these cost to be recognized when the liability is incurred and not a project initiation. The Company is reviewing the provisions of this Statement, but does not expect it to have a material impact on the Company’s financial statements.

NOTE 2 — ACQUISITION — NOUVELLE CARTE FRANCE

During fiscal year 2000, Cuisine Solutions completed the acquisition of Nouvelle Carte France in which Nouvelle Carte France became a wholly owned subsidiary of Cuisine Solutions, Inc. Simultaneous with the acquisition, Nouvelle Carte France changed its name to Cuisine Solutions France. Subsequent to the acquisition, Cuisine Solutions France adopted a thirteen period accounting calendar similar to the Cuisine Solutions, Inc. The Company’s 1999 financial statements have been restated to retroactively combine the financial performance of Cuisine Solutions France at the beginning of the earliest period presented. The fiscal year 2002 results sustained the fact that the acquisition enabled the Company to expand sales through existing distribution channels and to meet increased demand from food service customers in Europe.

In connection with the acquisition of Nouvelle Carte, the Company issued 1,500,000 unregistered shares of the Company’s Common Stock to Food Research Corporation, the majority shareholder of the Company. The shares were issued in exchange for all the issued and outstanding equity interest in NOUVELLE CARTE FRANCE pursuant to agreements dated as of October 29, 1999. Prior to giving effect to the acquisition, Food Research Corporation was the beneficial owner of 7,020,588 shares, or 52.9%, of the Company’s common stock. Food Research Corporation is owned by Jean Louis Vilgrain, Chairman of the Board of Directors of the Company, Stanilas Vilgrain, President and Chief Executive Officer and a member of the Board of Directors of the Company and Sebastien Vilgrain, a member of the Board of Directors of the Company. After giving effect to the issuance of 1,500,000 shares of common stock as a result of the transaction, Food Research Corporation is the beneficial owner of approximately 57.8% of the Company’s outstanding common stock.

Pursuant to the Agreement, the Company also agreed to issue additional Common Stock in an amount to be determined based upon Nouvelle Carte’s operating performance for the two years ending June 30, 2001. The additional consideration to be paid was determined as follows: if Nouvelle Carte’s operating income is less than FFr 1,500,000 for the year ended June 30, 2000, no additional shares will be issued in respect of such year; if operating income is more than FFr 1,500,000 (equivalent to US$ 194,152 based upon the currency exchange rate as at June 30, 2001), but less than FFr 2,000,000 (equivalent to US$ 258,870) for such year, 375,000 shares of Common Stock will be issued; if operating income exceeds FFr 2,000,000 for such year, 500,000 shares of Common Stock will be issued; if Nouvelle Carte’s operating income is less than FFr 2,000,000 for the year ended June 30, 2001, no additional shares will be issued in respect of such year; if operating income is more than FFr 2,000,000, but less than FFr 2,500,000 (equivalent to US$ 323,587) for such year, 375,000 shares of Common Stock will be issued; and if operating income exceeds FFr 2,500,000 for such year, 500,000 shares of Common Stock will be issued. Accordingly, an aggregate additional 1,000,000 shares of Common Stock are issuable if the maximum performance targets are achieved for both years. The purchase price was negotiated between a committee of independent directors of the Company who are not affiliated with the Company’s majority stockholder, and such majority stockholder, and was intended to approximate the book value of the net assets acquired.

The Board of Directors of the Company approved extending the earn-out target to a combined two-year objective rather than a year-

by-year objective. The subsidiary did not reach the maximum earn-out objective for fiscal year 2000 due to increased product costs for salmon items. The Board agreed that since Cuisine Solutions mandated that the French subsidiary use product exclusively from the Norwegian subsidiary, it affected the operating costs of the French subsidiary. Therefore, the consolidated target remained the same but for a consolidated two-year period.

Cuisine Solutions France had achieved the target for the 1,000,000 shares as of June 31, 2001. The additional shares were issued to the seller during the third quarter of fiscal year 2002 by using 100% of the Company’s treasury stock and issuance of unregistered common stock.

Net sales and net losses of Cuisine Solutions, Inc. and Nouvelle Carte pre-merger and post-merger were as follows:

Year Ended
June 24,
In thousands of dollars	2000

Net Sales:
Pre Merger
Cuisine Solutions, Inc.	$27,176
Cuisine Solutions France	4,208
31,384
Post-Merger
Cuisine Solutions France	4,426
Total	35,810

Net Income (Loss):
Pre Merger
Cuisine Solutions, Inc.	(2,261)
Cuisine Solutions France	132

Total	(2,129)
Post-Merger
Cuisine Solutions France	149
Total	$(1,980)

NOTE 3 – ACCOUNTS RECEIVABLES

Accounts Receivables consisted of:

	JUNE 29,	JUNE 30,
	2002	2001

TRADE ACCOUNTS RECEIVABLES	$3,440,000	$5,222,000
ALLOWANCE FOR DOUBTFUL ACCOUNTS	(168,000)	(108,000)
ALLOWANCE FOR SALES REBATES EARNED, NOT YET TAKEN	—	(198,000)

TRADE ACCOUNTS RECEIVABLES, NET	$3,272,000	$4,916,000

The allowance for rebates relates to customer programs on sales and related rebates and payments subsequent to the fiscal year end. Last years allowance was related to a particular program with one customer. Due to the modification of this program during fiscal year 2002 and the immateriality of the related liability, it is reported under ‘Accounts payable and accrued expenses’.

NOTE 4 — INVESTMENTS

The Company’s investments are classified as available-for-sale. These securities are carried at estimated fair value and unrealized gains and losses are reported as a separate component of stockholders’ equity. The Company did not sell any of the investments during fiscal year 2002.

The following is a summary of the Company’s investments at June 29, 2002:

				ESTIMATED
		UNREALIZED		FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Government and agencies
Current	$—	$—	$—	$—
Non-current	1,324,000	10,000	—	1,334,000
Corporate debt
Current	—	—	—	—
Non-current	1,274,000	—	—	1,274,000

Total investments	$2,598,000	$10,000	$—	$2,608,000

The following is a summary of the Company’s investments at June 30, 2001:

				ESTIMATED
		UNREALIZED		FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Government and agencies
Current	$—	$—	$—	$—
Non-current	1,324,000	—	48,000	1,276,000
Corporate debt
Current	—	—	—	—
Non-current	1,274,000	—	59,000	1,215,000

Total investments	$2,598,000	$—	$107,000	$2,491,000

The following schedule reconciles unrealized gains (losses) to those reported for other comprehensive income as disclosed in the statement of changes in stockholder’s equity and comprehensive income:

	June 29,	June 30,
	2002	2001

Unrealized holding gains (losses) arising during the period	$117,000	$148,252
Reclassification adjustment for net losses included in net loss	—	197,748

Net unrealized gain	$117,000	$346,000

NOTE 5 — INVESTMENTS AND ADVANCES TO CUISINE SOLUTIONS BRAZIL

During fiscal 1999, the Company became a partner in a limited liability company with a Brazilian partner, Sanoli Indsutria E Commercio Alimentacao Ltda, which has built a manufacturing facility and is marketing product in the Mercusor market. Cuisine Solutions Inc. owns 39% of this Brazilian joint venture. The Company contributed technology to the partnership in lieu of a cash contribution. The Company performs management services to assist with the design and construction of the manufacturing facility as well as ongoing management service for operations, research and development, marketing and administrative support. The Company has not earned any management income during fiscal year 2002.

The Company’s investment in Cuisine Solutions do Brasil Ltda consisting of advances, Accounts Receivables for services performed and a loan in the amount of $763,000 that has been granted to the Joint Venture Partner during the second quarter of 2001. The loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus spread accepted by the Central Bank of Brazil at the time of repayment. The loan must be repaid within one year with the option to convert it into equity and controlling interest of the Brazilian Company. The loan is in default as at June 29, 2002.

Due to the continued lack of cooperation from the Brazilian partner, the inability to obtain any financial disclosures and the Joint Venture Partners termination of Cuisine Solutions Inc. business activity in Brazil, Cuisine Solutions, Inc has written off 100% of its investment in Brazil through the end of fiscal year ended June 29, 2002. The total amount of write-offs and losses in equity from the investment in Brazil amounts up to $997,000 during fiscal year 2002. The Company recorded already a loss of $661,000 under “Loss in equity from investments in Brazil” and as a reduction of “Investment and Advances to Cuisine Solutions Brazil” during fiscal year 2001 as their share of Cuisine Solutions Brazil Ltda. accumulated losses from the date of inception August 7, 1998 through June 30, 2001 which approximated to $1,694,000.

Accumulated losses of Cuisine Solutions Brazil Ltda. from the date of inception August 7, 1998 through December 15, 2001 approximated to $2,255,000. Fiscal 2002 third and fourth quarter results of Cuisine Solutions Brazil Ltda. were not available to the Company. The Company has no future funding responsibility to Cuisine Solutions Brazil Ltda.

At the end of fiscal year 2002, the Company has filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. The Company claims full recovery of the amounts owed by Cuisine Solutions do Brasil Ltda, including the loan of $763,000, and in addition the management and administrative fees of $895,000 according to the Joint Venture agreement with the Brazilian Partner. The managing directors of Cuisine Solutions do Brasil Ltda, Jose Sanchez Aguayo and Rodrigo Sanchez, were named as nominal defendants in the lawsuit. Due to the early stage of the filed lawsuit, management cannot predict a judgement from this lawsuit before the end of fiscal year 2003.

NOTE 6 — INCOME TAXES

The composition of the provision for income tax benefit attributable to operations was:

	June 29,	June 30,	June 24,
	2002	2001	2000

Current:
Federal	$—	$—	$—
Foreign	14,000	3,000	11,000
State	—	—	—

	14,000	3,000	11,000

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—
	$—	$—	$—

The differences between amounts computed by applying the statutory federal income tax rates to income from operations and the total income tax benefit applicable to operations were as follows:

	Year Ended

	June 29,	June 30,	June 24,
	2002	2001	2000

Federal tax benefit at statutory rates	$(2,072,000)	$(480,000)	$(431,000)
Income (Loss) from foreign operations	22,000	188,000	(238,000)
France minimum taxes	14,000	3,000	11,000
Period effect of change in valuation allowance	2,267,000	162,000	(2,000)
State income taxes	(362,000)	(52,000)	(118,000)
Period effect of Foreign valuation allowance	—	—	719,000
Permanent differences	8,400	69,000	70,000
Affect of capital loss carry-forward	—	78,000	—
Other, net	136,600	35,000	—

Total	$14,000	$3,000	$11,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of deferred tax assets are as follows:

	June 29,	June 30,
	2002	2001

Deferred Tax Assets
Net operating loss carryforward: Norway	$664,000	$816,000
Net operating loss carryforward: France	1,015,000	1,016,000
Net operating loss carryforward: USA	4,064,000	2,183,000
Inventory adjustment	269,000	117,000
Other	1,181,000	794,000

Total deferred tax assets	7,193,000	4,926,000
Less valuation allowance	(7,193,000)	(4,926,000)
Net deferred tax assets	—	—

Deferred Tax Liabilities
Property and equipment	—	—

Net deferred tax liabilities	—	—

Net deferred income tax	$—	$—

The net changes in total valuation allowance for the years ended June 29, 2002 and June 30, 2001 were an increase of $2,267,000 and $162,000, respectively.

The net foreign operating loss carry-forward can only be used to offset taxable income in the country where the carry-forward was generated. These operating loss carry-forwards are available to offset future foreign income, if any, through 2012.

At June 29, 2002, the Company has net operating loss carry-forwards for US federal and state income tax purposes of $10,160,000 which are available to offset future federal and state taxable income, if any, through 2022.

NOTE 7 — DEBT

Debt, at June 29, 2002 and June 30, 2001 was as follows:

			2002	2001
			PRINCIPAL	PRINCIPAL
LENDER	DESCRIPTION	MATURITY	OUTSTANDING	OUTSTANDING

Den norske bank SND Hjelmeland Kommune CDN NORBAIL Nationsbank	Overdraft Facility Term Loan Capital Lease Term Loan Capital Lease Term Loan	Six months, renewable February 1, 2006 June 1, 2014 September 25, 2003 November 20, 2005 June 2, 2002	$1,185,000 140,000 1,153,000 138,000 308,000 -	$900,000 141,000 972,000 207,000 357,000 5,000

		Total Less current portion	2,924,000 1,585,000	2,582,000 1,082,000

		Non-current portion	$1,339,000	$1,500,000

The Company believes that the carrying values of the amounts outstanding under the above debt instruments approximate fair value.

Borrowings under the Den norske Bank (“DnB”) Overdraft Facility are limited to a percentage of inventories and receivables of the Norwegian subsidiary, up to a maximum of $1,422,000 with a floating interest rate equal to the prevailing Norwegian overnight funds rate plus two percentage points. The Den norske Bank Overdraft Facility interest rate at June 29, 2002 and June 30, 2001 was 8.75% and 8.7%, respectively. Borrowings of $237,000 were available at June 29, 2002.

Statens Narings-OgDistriktutvikiingsfond (“SND”), a governmental development agency in Norway, issued to CSI Norway, an eight-year term loan that requires the Company to continue to operate its plant facility. The loan has a variable interest rate which at June 29, 2002 and June 30, 2001 was 9.5% and 8.5%, respectively, and is required to be repaid through sixteen semi-annual payments of principal and interest beginning August 1, 1996 and ending February 1, 2006.

The Norwegian subsidiary entered into a twenty-year capital lease obligation with an initial principal amount of $1,205,000 and with quarterly payments of $36,000, including principal and interest. At the end of the lease term, ownership of the facility will transfer to the Norwegian subsidiary. The Company has issued no guarantees with respect to this lease.

In December 2000, Cuisine Solutions France entered into a five-year capital lease obligation with an initial principal amount of $435,000 and with monthly payments of $10,400 for the first year and $9,565 for the second year with 6% p.a. interest on the outstanding balance of the loan. The lease is related to a cooking machine which can be purchased at a bargain price at the end of the lease term.

During fiscal year 1997 the Company entered into a five year term loan with Nations Bank /Bank of America to finance the purchase of a new refrigerated truck for its US operations. The term loan was repaid through monthly payments of principal and interest to June 2, 2002.

Debt maturities during the next five fiscal years on an aggregate basis at June 29, 2002 were as follows:

2003	$1,585,000
2004	327,000
2005	269,000
2006	207,000
2007	143,000

The total debt balance thereafter is $393,000.

NOTE 8 — STOCKHOLDERS’ EQUITY

The Company’s capital stock is comprised of two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock option plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law. There are no shares of Class B Stock outstanding.

NOTE 9 — EMPLOYEE BENEFITS

The Company sponsors a qualified employee savings plan under which employees who meet certain minimum age and service requirements are eligible to participate. The Company matches one-third of the first 6% of eligible employees’ voluntary contributions to the plan. The Company expensed $29,726, $24,631 and $22,235 in fiscal years 2002, 2001 and 2000, respectively, for contributions to the savings and profit sharing plan.

In fiscal year 1994, the Company implemented a non-qualified employee savings plan under which senior management employees are eligible to participate. The Company matches one-third of the first 6% of eligible employees’ voluntary contributions to the plan. The Company’s matching contribution is limited to 6% of the combined contributions into both the qualified and the non-qualified plan. The Company expensed $7,562, $26,559, and $21,995 for fiscal year 2002, 2001 and 2000 respectively.

The Company expensed $78,400, $53,000 and $75,800 for a separate health and retirement plan for the president of the Company and three other non-Officer but key employees in fiscal year 2002, 2001 and 2000 respectively.

During fiscal year 1993, the Company established, upon stockholder approval, the 1992 Stock Option Plan which provides for up to 300,000 shares of the Company’s Common Stock to be made available to employees at various prices as established by the Board of Directors at the date of grant. During fiscal year 1997 the Company amended its 1992 Stock Option Plan to increase the number of shares in its plan from 300,000 to 1,300,000. During fiscal year 1997, the Company granted to employees 951,460 options under the 1992 Stock Option Plan. During fiscal year 1998 the Company amended its 1992 Stock Option Plan to increase the number of shares in its plan from 1,300,000 to 1,753,000 upon majority shareholder approval. During fiscal year 1998 the Company granted to employees 110,000 options under the 1992 Stock Option Plan. During fiscal year 1999 the Company granted to employees 530,000 options under the 1992 Stock Option Plan. The exercise price of options granted was equal to the market price at the date of grant.

During fiscal year 2000, the Company adopted the 1999 stock option plan that which provides for up to 2,600,000 shares of the Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. During 2000, the Company granted to employees and directors, 817,500 options under the 1992 and 1999 plans. Thereof, 147,500 options were canceled during fiscal year 2001 and additional 102,500 options were granted under the 1999 stock option plan. Additional 670,000 options were granted under the 1992 and 1999 stock option plans during fiscal year 2002.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000 as follows:

	June 29,	June 30,	June 24,
	2002	2001	2000

Expected dividend yield	—	—	—
Risk-free interest rate	4.6%	5.7%	6.1%
Expected life (in years)	6	6	6
Expected volatility	108%	72%	66%

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan in the financial statements. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement 123, the Company’s Loss and Loss per share would have been increased to the pro forma amounts indicated below:

	June 29,	June 30,	June 24,
	2002	2001	2000

Net loss:
As reported	$(6,027,000)	$(861,000)	$(1,980,000)
Pro forma	$(6,220,000)	$(1,047,000)	$(2,138,000)
Net loss per share:
As reported	$(0.38)	$(0.06)	$(0.13)
Pro forma	$(0.39)	$(0.07)	$(0.14)

	2002		2001		2000

		WEIGHTED-AVERAGE		WEIGHTED-AVERAGE		WEIGHTED-AVERAGE
FIXED OPTIONS	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE

OUTSTANDING AT BEGINNING OF YEAR	1,836,000	1.26	2,397,500	1.27	1,585,000	1.33
GRANTED	670,000	0.85	102,500	1.13	817,500	1.13
CANCELED	—	—	(147,500)	1.13	—	—
EXERCISED	—	—	(68,750)	0.84	—	—
FORFEITED	(157,500)	1.14	(447,750)	1.37	(5,000)	0.66

OUTSTANDING AT END OF YEAR	2,348,500	1.17	1,836,000	1.26	2,397,500	1.27

OPTIONS EXERCISABLE AT YEAR-END	1,680,375		1,374,125		1,520,000
WEIGHTED-AVERAGE FAIR VALUE OF OPTIONS GRANTED DURING THE YEAR	$0.71		$0.88		$0.91
TOTAL OPTION LIFE	10		10		10
% EXERCISABLE	72%		75%		63%
AVERAGE YEARS EXERCISABLE	3		3		3
AVERAGE REMAINING CONTRACTUAL LIFE	7		7		7

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 29, 2002:

	Stock Options Outstanding			Stock Options Exercisable

	Number	Weighted-Average		Number
	Outstanding	Remaining	Weighted-Avg	Exercisable	Weighted-Avg
RANGE OF EXERCISE PRICES	at 6/29/02	Contractual Life	Exercise Price	at 6/29/02	Exercise Price

$0.6562 TO $1.030	932,500	8.19	$0.77	505,000	$0.71
$1.031 TO $1.37	817,500	7.29	$1.13	601,875	$1.12
$1.38 TO $1.50	449,000	5.13	$1.38	424,500	$1.38
$1.51 TO $2.00	—	—	$—	—	$—
$2.01 TO $2.50	41,500	0.96	$2.38	41,500	$2.38
$3.01 TO $3.50	66,000	2.83	$3.38	66,000	$3.38
$3.51 TO $4.00	42,000	1.51	$3.94	42,000	$3.94

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 30, 2001:

	Stock Options Outstanding			Stock Options Exercisable

	Number	Weighted-Average		Number
	Outstanding	Remaining	Weighted-Avg	Exercisable	Weighted-Avg
RANGE OF EXERCISE PRICES	at 6/30/01	Contractual Life	Exercise Price	at 6/30/01	Exercise Price

$0.6562 TO $1.030	412,500	7.33	$0.66	309,375	$0.66
$1.031 TO $1.37	822,500	8.22	$1.12	463,750	$1.11
$1.38 TO $1.50	404,500	5.95	$1.38	404,500	$1.38
$1.51 TO $2.00	47,000	0.19	$1.63	47,000	$1.63
$2.01 TO $2.50	41,500	1.96	$2.38	41,500	$2.38
$3.01 TO $3.50	66,000	3.83	$3.38	66,000	$3.38
$3.51 TO $4.00	42,000	2.51	$3.94	42,000	$3.94

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 24, 2000:

	Stock Options Outstanding			Stock Options Exercisable

	Number	Weighted-Average		Number
	Outstanding	Remaining	Weighted-Avg	Exercisable	Weighted-Avg
RANGE OF EXERCISE PRICES	at 6/24/00	Contractual Life	Exercise Price	at 6/24/00	Exercise Price

$0.6562 TO $1.030	475,000	8.33	$0.66	237,500	$0.66
$1.031 TO $1.37	925,000	9.17	$1.11	285,000	$1.11
$1.38 TO $1.50	770,000	6.91	$1.38	770,000	$1.38
$1.51 TO $2.00	77,000	0.93	$1.75	77,000	$1.75
$2.01 TO $2.50	41,500	2.69	$2.38	41,500	$2.38
$3.01 TO $3.50	67,000	4.86	$3.38	67,000	$3.38
$3.51 TO $4.00	42,000	3.51	$3.94	42,000	$3.94

NOTE 10 — COMMITMENTS

The Company leases office and plant space under operating leases, which expire on various dates through 2005. Certain leases provide for escalations in rent based upon increases in the lessor’s annual operating costs or the consumer price index. Future minimum lease payments under these agreements at June 29, 2002 were as follows:

Fiscal Year
2003	$409,000
2004	197,000
2005	104,000

$711,000

Rent expense for operations approximated $457,000, $380,000 and $342,000 for fiscal years 2002, 2001 and 2000, respectively.

NOTE 11 — TRANSACTIONS WITH RELATED PARTIES

During fiscal year 1998 the Company issued an officer loan in the amount of $375,000. The loan of $375,000 was combined with the loan this officer had outstanding in the amount of $45,000 at the end of fiscal year 1997. The revised loan amount of $420,000 bears interest of at 6.5% per annum and is payable on October 1, 2002 and is collateralized by the officer’s home. Payments on the loan will be derived from the equity proceeds from the sale of the officers first residence, a portion of future annual bonuses to be paid to the officer by the Company as negotiated. All outstanding balances of the note, including principal and interest accrued thereon, shall become payable in full on October 1, 2002. At the end of fiscal year 2000 the officer sold his first residence and applied the net proceeds of $26,000 from the sale of the residence as payment towards the loan. $394,000 of the loan was outstanding at June 30, 2001. The remaining balance was received and applied toward principal and interest during fiscal year 2002.

During fiscal 1999 a loan of $85,000 was issued to a key employee and is collateralized by the employee’s home. The note bears interest at 6.6% per annum and payment of the note is due and payable in full five years from the date of the loan, or six months after the employee’s termination whichever comes first. During each of the fiscal years 2000 and 2001, $20,000 was received for principle and interest. During fiscal year 2002, an additional $36,000 of the employee’s earned bonuses was applied toward principal and interest.

The Company receives consulting services under an agreement with Food Investors Corporation (“FIC”), which is majority owned by the Secria Europe, S.A. Food Research Corporation (“FRC”), the majority owner of Cuisine Solutions common shares, is also owned by Secria Europe, S.A. Pursuant to the consulting agreement, FIC provides services related to management, planning, strategy development and pursing worldwide interests of the Company. This agreement is renewable annually. The amount paid by the Company to FIC in fiscal years 2002, 2001 and 2000 was $144,000 per year.

The Company has receivables of $7,000 due as at June 29, 2002 from Classic European Bakers, LLC (“CEB”). CEB is a related entity to FRC. The receivables are primarily associated to unpaid rent related to a rental agreement for office space used by CEB at the Company’s premises in Alexandria.

Cuisine Solutions eliminated four positions in Sales departments effective June 2002 as a result to restructure these departments. The restructuring was required to deliver cost reductions by streamlining management decision-making and to accelerate future growth from currently under-performing business channels. The Company recorded $268,000 of accrued severances for these eliminations at the end of fiscal year 2002. The positions of Vice President, On Board Services and Retail were eliminated. The Vice President On Board Services was employed for over ten years with the Company in senior positions and was given a one year guaranteed severance package in the amount of $160,000. The Vice President Retail was employed for about two years with the Company and was given half a year severance package in the amount of $62,000. Two other sales positions in the Foodservices channel have been eliminated and were given each three months of severance payments in the amount of total $46,000 for both packages.

On June 12, 2001, the Company signed a letter of intent, whereby they will exchange their interest in the Norwegian subsidiary for a joint venture interest in Chile. The agreement has not been closed as the details of the transaction have not been finalized at the end of fiscal year 2002.

NOTE 12 — SALES TO MAJOR CUSTOMERS

Due to the decentralized purchase decision process of customers within the Foodservice channel, management does not believe any single customer creates a dependency relationship.

The On Board Services channel has sales to two airline catering companies that represent 17.9% of total Company sales in fiscal 2002 and the same two caterers accounted for approximately 20% of total Company sales during fiscal 2001. One of the two caterers account for 11.4% of total Company sales in fiscal 2002 and approximately 15% in fiscal 2001.

Foreign sales accounted for approximately 36.8%, 29.6%, and 32.4% of total sales in fiscal years 2002, 2001 and 2000, respectively.

NOTE 13 — LITIGATION

At the end of fiscal year 2002, the Company has filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. We refer to note 5 of the notes to the consolidated financial statements.

There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject. Management does not believe that any amounts it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.

NOTE 14 — QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

In management’s opinion, the interim financial data below reflects all adjustments necessary to fairly state the results of the interim period presented. All adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

	(in thousands, except per share amounts)
	FISCAL YEAR 2002 QUARTERS ENDED

	September 22,	December 15,	April 6,	June 29,
	2001	2001	2002	2002

Total revenue	$7,335	$6,235	$7,654	$7,392
Gross margin	1,537	632	949	1,570
Net loss	(881)	(1,477)	(1,779)	(1,890)
Net loss per share (basic and diluted)	$(0.06)	$(0.09)	$(0.11)	$(0.12)

	FISCAL YEAR 2001 QUARTERS ENDED

	September 16,	December 9,	March 31,	June 30,
	2000	2000	2001	2001

Total revenue	$8,343	$9,463	$9,305	$9,027
Gross margin	1,980	2,595	1,679	2,672
Net income (loss)	(171)	411	(795)	(306)
Net income (loss) per share (basic	$(0.01)	$0.03	$(0.05)	$(0.03)
and diluted)

	FISCAL YEAR 2000 QUARTERS ENDED

	September 18,	December 11,	April 1,	June 24,
	1999	1999	2000	2000

Total revenue	$7,730	$8,701	$9,601	$9,778
Gross margin	2,009	2,318	1,155	1,701
Net income (loss)	1	59	(1,274)	(766)
Net income (loss) per share (basic)	$0.00	$0.00	$(0.09)	$(0.05)
Net income (loss) per share (diluted)	$0.00	$0.00	$(0.08)	$(0.05)

SCHEDULE II
CUISINE SOLUTIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions					Balance at
	Beginning	charged to		Reduction of			End of
	of Period	operations		allowance	write-offs		Period

Year ended June 24, 2000
Allowance for doubtful accounts	$61,000	$59,000		$—	$31,000		$89,000

Allowance for obsolete inventory	$69,000	$119,000		$—	$—	(1)	$188,000

Year ended June 30, 2001
Allowance for doubtful accounts	$89,000	$55,000		$—	$36,000		$108,000

Allowance for sales rebates earned, not yet taken	$—	$198,000		$—	$—		$198,000

Allowance for obsolete inventory	$188,000	$—		$41,000	$44,000		$103,000

Year ended June 29, 2002
Allowance for doubtful accounts	$108,000	$112,000	(2)	$—	$52,000		$168,000

Allowance for sales rebates earned, not yet taken	$198,000	$61,000		$10,000	$249,000		$—

Allowance for obsolete inventory	$103,000	$475,000	(1)	$—	$74,000		$504,000

(1) Additional reserves for obsolete inventory
(2) Additional allowance for doubtful accounts