Form 10-Q
period 2002-09-21
CUISINE SOLUTIONS INC
filed 2002-11-01
CIK 737602

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended    September 21, 2002

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number    0-12800

CUISINE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-0948383
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

85 S Bragg Street, Suite 600, Alexandria, VA 22312
(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code)  (703) 270-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 25, 2002.

Common Stock 0.01 par value	Number of Shares
Class A	15,824,588
Class B	None

CUISINE SOLUTIONS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments necessary for the fair presentation of the Company’s results of operations, financial position and changes therein for the periods presented have been included.

CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Sep 21,	June 29,
	2002	2002

ASSETS
Current Assets
Cash and cash equivalents	$770,000	$1,958,000
Accounts receivable, trade	3,221,000	3,272,000
Inventory	4,307,000	4,419,000
Prepaid expenses	341,000	291,000
Current portion of notes receivable, related party	5,000	5,000
Other current assets	719,000	477,000

TOTAL CURRENT ASSETS	9,363,000	10,422,000
Investments, noncurrent	2,565,000	2,608,000
Fixed assets, net	4,920,000	5,121,000
Note receivable, officer and related party, including accrued interest, less current portion	8,000	38,000
Other assets	8,000	8,000

TOTAL ASSETS	$16,864,000	$18,197,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	1,643,000	1,585,000
Accounts payable and accrued expenses	2,629,000	2,811,000
Accrued payroll and related liabilities	1,025,000	1,306,000

Total current liabilities	5,297,000	5,702,000
Long-term debt, less current portion	1,262,000	1,339,000

TOTAL LIABILITIES	6,559,000	7,041,000

Stockholders’ equity
Common stock — $.01 par value, 20,000,000 shares authorized,
15,824,788 shares issued and 15,824,588 shares outstanding
at September 21, 2002 and June 29, 2002, respectively	159,000	159,000
Class B Stock — $.01 par value, 175,000 shares authorized,
none issued	—	—
Additional paid-in capital	26,284,000	26,284,000
Accumulated deficit	(16,168,000)	(15,394,000)
Accumulated Other Comprehensive Income
Unrealized (loss) gain on debt and equity investments	(33,000)	10,000
Cumulative translation adjustment	63,000	97,000
Treasury stock, at cost (0 shares at September 21, 2002
and 0 shares at June 29, 2002 respectively)	—	—

TOTAL STOCKHOLDERS’ EQUITY	10,305,000	11,156,000

TOTAL LIBILITIES AND STOCKHOLDERS’ EQUITY	$16,864,000	$18,197,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarter

	Twelve Weeks Ended

	Sep 21,	Sep 22,
	2002	2001

NET SALES	$6,423,000	$7,335,000
Cost of goods sold	5,327,000	5,798,000

GROSS MARGIN	1,096,000	1,537,000
Selling and administration	1,715,000	2,150,000
Depreciation and amortization	131,000	117,000

LOSS FROM OPERATIONS	(750,000)	(730,000)

Nonoperating income (expense)
Investment income	35,000	35,000
Interest expense	(48,000)	(35,000)
Loss in equity from investment in Brazil	—	(120,000)
Other expense	(11,000)	(31,000)

TOTAL NON-OPERATING EXPENSE	(24,000)	(151,000)

Loss from operations before income tax	(774,000)	(881,000)
Provision for income tax benefit (expense)	—	—

NET LOSS	(774,000)	(881,000)

Basic and diluted net loss per share:
Net loss per common share	($0.05)	($0.06)
Weighted average shares outstanding	15,824,588	15,824,588

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Twelve weeks ended
	Sep 21,	Sep 22,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(774,000)	$(881,000)
Adjustments to reconcile net loss to
net cash (used in ) provided by operating activities
Depreciation and amortization	250,000	263,000
Loss in equity from investment in Brazil	—	120,000
Change in cumulative translation adjustment	(34,000)	386,000
Changes in assets and liabilities:
Decrease in accounts receivable trade, net	51,000	774,000
Decrease (Increase) in inventory	112,000	(1,002,000)
(Increase) Decrease in prepaid expenses	(50,000)	8,000
Decrease in notes receivable, related party	30,000	389,000
Increase in other assets	(242,000)	(226,000)
(Decrease) Increase in accounts payable and accrued expenses	(182,000)	176,000
(Decrease) Increase in accrued payroll and related liabilities	(281,000)	211,000
Increase in other accrued taxes	—	6,000

Net cash (used) provided by operating activities	(1,120,000)	224,000

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investment in Brazil	—	(53,000)
Capital expenditures	(49,000)	(569,000)

Net cash used by investing activities	(49,000)	(622,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to debt	77,000	217,000
Reductions of debt	(96,000)	—

Net cash (used) provided by financing activities	(19,000)	217,000

Net decrease	(1,188,000)	(181,000)
Cash and cash equivalents, beginning of period	1,958,000	773,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$770,000	$592,000

See accompanying notes to consolidated financial statements

Cuisine Solutions, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Retained		Unrealized Gains
		Additional	Earnings	Cumulative	(Losses) on Debt		Total
	Common	Paid-In	(Accumulated	Translation	and Equity	Treasury	Stockholders’
	Stock	Capital	Deficit)	Adjustment	Investments	Stock	Equity

Balance, June 29, 2002	$159,000	$26,284,000	$(15,394,000)	$97,000	$10,000	$—	$11,156,000

First quarter 2003 net loss			(774,000)				(774,000)
Other Comprehensive Income
Unrealized loss on debt						—	—
and equity investments					(43,000)		(43,000)
Translation adjustment		—		(34,000)			(34,000)
Other Comprehensive Income/(Loss)							(77,000)

Comprehensive Income/(Loss)							(851,000)

Balance, September 21, 2002	$159,000	$26,284,000	$(16,168,000)	$63,000	$(33,000)	$—	$10,305,000

			Retained		Unrealized Gains
		Additional	Earnings	Cumulative	(Losses) on Debt		Total
	Common	Paid-In	(Accumulated	Translation	and Equity	Treasury	Stockholders’
	Stock	Capital	Deficit)	Adjustment	Investments	Stock	Equity

Balance, June 30, 2001	$157,000	$28,333,000	$(9,367,000)	$(455,000)	$(107,000)	$(2,047,000)	$16,514,000

First quarter 2002 net loss			(881,000)				(881,000)
Other Comprehensive Income
Unrealized gain on debt and						—	—
equity investments					112,000		112,000
Translation adjustment		—		386,000			386,000
Other Comprehensive Income/(Loss)							498,000

Comprehensive Income/(Loss)							(383,000)

Balance, September 22, 2001	$157,000	$28,333,000	$(10,248,000)	$(69,000)	$5,000	$(2,047,000)	$16,131,000

Cuisine Solutions, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1) Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments necessary for the fair presentation of the Company’s results of operations, financial position and changes therein for the periods presented have been included.

2) Fiscal Periods

     The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters, of fiscal years 2003 and 2002 contain 12 weeks, and the third quarter contains 16 weeks.

3) Inventory

     Inventories are valued at the lower of cost, determined by the first-in, first-out method (FIFO), or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

     Inventory consists of:

	Sept. 21,	June 29,
	2002	2002

Raw materials	$1,194,000	$1,207,000
Frozen product & other finished goods	2,976,000	3,252,000
Packing materials & supplies	485,000	464,000

	4,655,000	4,923,000
Less obsolescence reserve	(348,000)	(504,000)

	$4,307,000	$4,419,000

4) Dividends — None.

5) Commitments and Contingencies

     The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.

6) Transaction with Related Parties

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

     The Company’s investment in Cuisine Solutions do Brasil Ltda consisted of advances, Accounts Receivables for services performed and a loan in the amount of $763,000 that has been granted to the Joint Venture Partner during the second quarter of 2001. The loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus spread accepted by the Central Bank of Brazil at the time of repayment. The loan must be repaid within one year with the option to convert it into equity and controlling interest of the Brazilian Company. The loan is in default as at September 21, 2002.

     Due to the continued lack of cooperation from the Brazilian partner, the inability to obtain any financial disclosures and the Joint Venture Partners termination of Cuisine Solutions Inc. business activity in Brazil, Cuisine Solutions, Inc has written off 100% of its investment in Brazil through the end of fiscal year 2002.

     The Company filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. The Company claims full recovery of the amounts owed by Cuisine Solutions do Brasil Ltda, including the loan of $763,000, and in addition the management and administrative fees of approximately $895,000 according to the Joint Venture agreement with the Brazilian Partner. The managing directors of Cuisine Solutions do Brasil Ltda, Jose Sanchez Aguayo and Rodrigo Sanchez, were named as nominal defendants in the lawsuit. Due to the early stage of the filed lawsuit, management cannot predict a judgment from this lawsuit before the end of fiscal year 2003.

     On June 12, 2001, the Company signed an agreement to create a partnership to build a sous vide processing facility in Chile. The purpose of the facility would be to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. Cuisine Solutions, Inc. would sell the Norwegian facility to the Chilean Group for approximately $3,900,000, the sole investment required to own 48% of the new joint venture, Cuisine Solutions Chile. The agreement has not been closed as the details of the transaction have not been finalized.

     The Company has receivables of $7,000 due as at September 21, 2002 from Classic European Bakers, LLC (“CEB”). CEB is a related entity to FRC. The receivables are primarily associated to unpaid rent related to a rental agreement for office space used by CEB at the Company’s premises in Alexandria.

7) Statement Re Computation of Per Share Earnings

     Basic net income (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share also includes common equivalent shares outstanding during the period if dilutive. The Company’s common equivalent shares consist of stock options. The weighted average number of shares outstanding related to stock options were 1,680,375. For the periods ended September 21, 2002, and September 21, 2001, the assumed exercise of the Company’s outstanding stock options are not included in the calculation as the effect would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

     Cuisine Solutions, Inc. reported a net loss of $774,000 for the first quarter of fiscal 2003 compared to a net loss of $881,000 a year ago. The decrease in the loss was driven by a 20% reduction in selling and administration cost as well as due to the improved non-operating result which included in last year’s first quarter result a loss in equity from the investment in Brazil in the amount of $120,000. Revenue in the first quarter 2003 decreased from $7,335,000 to $6,423,000, a 12.4% decrease compared to the previous year primarily due to a sales decline in the core sales channel On Board Services. The decline was driven by temporary cost saving programs of large customers, specifically by the airlines, which had a dramatic impact on the Company’s sales after the terrorist attacks in the USA in addition to the slowdown in the economy. The return of sales to the airline industry to levels before September 11, 2001 have not been achieved since business travel is still limited and below the volume of previous years. However, new menus and products have been developed to replace the high price items in the first and business class and the Company is alternating its strategy to be more competitive in this business environment. Although the airline industry does continue to cut back, many of the cuts involve short airline routes on non-meal shuttle flights. In addition, Management believes the associated travel industry headcount reduction may increase the dependency on prepared meal solutions due to the flexibility and reduced need for labor when using Cuisine Solutions pre-prepared meals. Management is also placing additional emphasis on retail sales for the holiday season as well as on the military business.

NET SALES

     First quarter 2003 revenue of $6,423,000 decreased as described above by 12.4% compared to previous years’ first quarter revenue of $7,335,000.

	Q1 Fiscal 2003	Q1 Fiscal 2002	$Change	%Change

USA	$3,941,000	$4,992,000	$(1,051,000)	(21.1%)
Norway	490,000	176,000	314,000	178.4%
France	1,992,000	2,167,000	(175,000)	(8.1%)

Total Product Sales Revenue	$6,423,000	$7,335,000	$(912,000)	(12.4%)

USA SALES

     Fiscal year 2003 first quarter sales in the USA decreased $1,051,000 to $3,941,000, a 21.1% decrease from the previous year first quarter sales of $4,992,000.

     Cuisine Solutions USA Fiscal Year 2003 first quarter sales by sales channel:

	Q1 FY03	Q1 FY02	$Change	%Change

Food Service	$999,000	$1,494,000	$(495,000)	(33.1%)
On Board Services	2,248,000	2,616,000	(368,000)	(14.1%)
Retail	230,000	34,000	196,000	576.5%
Military	241,000	724,000	(483,000)	(66.7%)
New Business	223,000	124,000	99,000	79.8%

Total	$3,941,000	$4,992,000	$(1,051,000)	(21.1%)

     First quarter fiscal 2003 sales to the USA Foodservice channel decreased significantly 33.1% in the USA to $999,000 from the previous year first quarter sales of $1,494,000. The decrease was driven by decreased sales to hotels and convention centers since occupancy rates were very low and businesses did not hold as many large banquet events compared to the previous year. Management had to respond to the low sales volume after the slowdown of the travel industry with a reduction of sales personnel at the end of fiscal year 2002 which resulted in a decrease of direct selling expenses. Gross margins have increased for the quarter and accentuated by the decrease of related sales and marketing expenses which resulted in higher contribution margins. The Foodservice channel provides the highest gross margins to the Company after the successful reorganization in order to focus sales efforts on key accounts, large events, and use distributors to manage lower volume opportunities. The improved gross margins for this channel resulted from better management of the product mix and cost reduction as well as through improvements in distribution management and related costs. Cuisine Solutions will continue to increase direct sales via the call center which allows an internal customer service group to follow up on sales and initiate sales activity without the direct use of our formal Foodservice Sales force. This allows more time and effort of the direct sales force to be focused on generating new accounts and introduction of new products into existing accounts. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions product. Management believes this value increases in the current economic and political situation challenging today’s business environment. In the meantime, Management has and will continue to initiate aggressive cost reduction programs and product line changes to meet the changing needs of the industry.

     Fiscal 2003 first quarter sales to the On Board services channel totaled $2,248,000 versus previous year first quarter sales of $2,616,000, a decrease of $368,000 or 14.1%. Sales to the On Board Services sales are on a lower level compared to previous years since the airline industry is still cutting back. Management is experiencing a slow return to volumes of previous years and will continue to strengthen the business relationships with most of the major US airlines and passenger rail lines through continued value and service increase and flexible solutions upon the current demand in the industry.

     Retail sales for the first quarter of fiscal 2003 increased $196,000 to $230,000 from $34,000 during the same period of the previous year due to the initial product roll-out of a premium frozen food project to a North-American retailer. The Company had further promising presentations to North American retailers during the first quarter of fiscal 2003 for the premium packaged frozen food products and anticipates product rollouts during the second quarter through the fourth quarter of fiscal year 2003. Cuisine Solutions France has also placed premium private label products successfully into the French retail industry, an industry that is experiencing a significant increase in frozen food sales versus the traditional demand for fresh products.

     Military sales for the first quarter 2003 decreased $483,000 or 66.7% to $241,000 from $724,000 during the same period in fiscal 2002 due to fluctuating changes in order patterns from navy carriers. Military sales continue to be managed successfully via a broker/distributor adding very little in terms of sales and administrative expenses. The Company will further support the growing opportunity for this sales channel as the military faces new challenges to attract and retain personnel and the demands for ethnic and special foods continue to increase within the military.

     New Business sales for the first quarter of fiscal year 2003 amounted to $223,000, up from $124,000 in fiscal 2002. The sales increase of $99,000 is attributed to increased sales to national restaurant chains as well as to the sales through the FIVELEAF web site. The Company will continue with further penetration of product sales to national restaurant chains with entrees and special meals such as vegetarian dishes throughout fiscal year 2003.

NORWAY SALES

     During the first quarter of fiscal 2003, total Norwegian sales volume decreased 36.6% to 6,572,000 Norwegian Kroner from 10,373,000 Norwegian Kroner during the first quarter of fiscal 2002. The sales amount converted to US dollars amounted to $872,000 in the first quarter of fiscal 2003 and $1,150,000 during the first quarter of fiscal 2002 before the elimination of inter-company balances. Inter-company sales from Cuisine Solutions Norway are eliminated and reported as sales from either Cuisine Solutions France or Cuisine Solutions USA. The customer portfolio of Cuisine Solutions Norway sales has been changed to a majority of third party sales during the first quarter of fiscal 2003 due to the fact of the decreased demand of the Norway product line after the slowdown of the economy in the USA. Inter-company sales to the USA and France account for 43.8% compared to 84.7% during the same period in the previous fiscal year. Total production and inter-company sales measured in Norwegian Kroner were down 67% during the first quarter of fiscal 2003 versus the same period in the previous year. Total Norwegian sales before inter-company eliminations in both US dollars and Norwegian Kroners were as follows:

	Fiscal 2003	Fiscal 2002
	Norway Q1 Sales	Norway Q1 Sales	$Change	%Change

Sales in US Dollars	872,000	1,150,000	(278,000)	(24.2%)
Sales in Norwegian Kroners	6,572,000	10,373,000	(3,801,000)	(36.6%)
Average Exchange Rate	7.537	9.020

     Cuisine Solutions anticipates an increase in retail sales of salmon in the second quarter of fiscal year 2003 due to the seasonal increase in demand.

FRANCE SALES

     The total fiscal year 2003 first quarter sales in US dollars were $1,992,000 versus previous year sales of $2,167,000, a decrease of $175,000 or 8.1%. Sales in EURO during the same period were EURO 2,024,000 versus EURO 2,441,000 respectively, a decrease of 17.1%. The differences in the decrease are due to the US dollar-EURO fluctuations in the exchange rate for the respective periods.

     Cuisine Solutions France fiscal year 2003 first quarter sales compared to prior year first quarter and respective exchange rates are as follows:

	Fiscal 2003	Fiscal 2002
	France Q1 Sales	France Q1 Sales	$Change	%Change

Sales in US Dollars	1,992,000	2,167,000	(175,000)	(8.1%)
Sales in EURO	2,024,000	2,441,000	(417,000)	(17.1%)
Average Exchange Rate	1.017	1.126

     Cuisine Solutions France decrease in sales was primarily driven by lower retail sales of private label packaged products as well as lower sales in the foodservice sector. Cuisine Solutions France does experience increased competition from other sous vide companies in the retail sector. The decrease in sales from the foodservice sector is considered temporarily due to the current decline in the travel industry. However, foodservice operators are forced to deal with the thirty-five hour work week constraint and have discovered that the Cuisine Solutions product line offers a solution to the limited availability and higher cost of labor created as result of the mandated work hour rules.

BRAZIL

     Cuisine Solutions Inc. owns 39% of a joint venture with a Brazilian partner, Sanoli Indsutria E Commercio Alimentacao Ltda., which has built a manufacturing facility and market product in the Mercusor market. The Company contributed technology to the partnership in lieu of a cash contribution. The Company performed management services to assist with the design and construction of the manufacturing facility as well as ongoing management service for operations, research and development, marketing and administrative support. No management income was earned during the first quarter of fiscal 2003.

     The Company’s investment in Cuisine Solutions do Brasil Ltda consisted of advances, Accounts Receivables for services performed and a loan in the amount of $763,000 that has been granted to the Joint Venture Partner during the second quarter of 2001. The loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus spread accepted by the Central Bank of Brazil at the time of repayment. The loan had to be repaid within one year with the option to convert it into equity and controlling interest of the Brazilian Company. The loan is in default as at September 21, 2002.

     Due to the continued lack of cooperation from the Brazilian partner, the inability to obtain any financial disclosures and the Joint Venture Partners termination of Cuisine Solutions Inc. business activity in Brazil, Cuisine Solutions, Inc has written off 100% of its investment in Brazil through the end of fiscal year 2002.

     The Company filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. The Company claims full recovery of the amounts owed by Cuisine Solutions do Brasil Ltda, including the loan of $763,000, and in addition the management and administrative fees of approximately $895,000 according to the Joint Venture agreement with the Brazilian Partner. The managing directors of Cuisine Solutions do Brasil Ltda, Jose Sanchez Aguayo and Rodrigo Sanchez, were named as nominal defendants in the lawsuit. Due to the early stage of the filed lawsuit, management cannot predict a judgement from this lawsuit before the end of fiscal year 2003.

GROSS MARGINS

	Quarter Ended

	Sep. 21,	Sep. 22,
	2002	2001

	(dollars in thousands)
Net sales	$6,423	$7,335
Gross margin percentage	17.1%	21.0%
Loss from operations	$(750)	(730)

     Gross margins decreased overall due to lower production volumes and fixed overhead cost resulting in higher cost of goods. Management has cut back on production to reduce the inventories as well as initiated large scale cut back to reduce operating expenses without impairing the Company to grow when demand grows.

     Gross margins in the USA and France are actually up by 2% and 3% respectively as a result of the reduction of personnel in Alexandria and cost reductions achieved through alternative sources of supply and product mix changes.

     Gross margins for the plant in Norway are negative due to the decrease in demand of the Norwegian product line after the slowdown of the economy which in turn impacted the ability to cover fixed production overhead cost due to the reduction in production. However, all controllable costs in Norway have been managed during the first quarter of fiscal 2003.

     Cuisine Solutions management is confident that larger sales volume with its impact to fixed costs and continued aggressive cost management will result in higher gross margins. The gross margin in France is expected to stay at approximately 20% due to heavy price competition in the retail sector.

Selling and Administrative Expenses

A comparison of selling and general administrative costs follows:

	Quarter Ended

	Sep. 21,	Sep. 22,
	2002	2001

	(dollars in thousands)
Selling and administrative costs	$1,715	$2,150

     Selling and administrative expenses decreased $435,000 in the first quarter of fiscal 2003 versus the first quarter of fiscal 2002. Expenses as a percent of sales were 26.7% in the first quarter of fiscal 2003 versus 29.3% in fiscal 2002. The decrease was due to the aggressive cost management and attributed to the reduction of sales and administrative staff as well as compensation plans tied up to top line sales and profit contribution. Management does continue tight management of selling and administrative expenses and expects continued reduction for the balance of fiscal year 2003.

Depreciation and Amortization

     Depreciation and amortization decreased $13,000 to $250,000 for the first quarter of fiscal year 2003, compared with $263,000 for the same period a year ago. This decrease is related to equipment reaching its useful life and correspondingly has been fully depreciated.

Non-operating Income and Expense

     Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

     Interest expense relates to the borrowings relating to the Company’s U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At September 21, 2002, the Company had borrowings of approximately $2,905,000, bearing interest at rates ranging from 5.6 % to 9.5%. The majority of these borrowings of $2,508,000 was through its Norwegian subsidiary and includes an outstanding principal amount of $1,138,000 for the capital lease on the building in Norway and $1,248,000 in a working capital line of credit. Cuisine Solutions France also has a remaining principal balance on a term loan in the amount of $119,000 at 5.6% obtained to finance a plant expansion and elimination of factoring. The original loan amount equated to approximately $500,000 in September 1998. The current portion of this loan is $108,000, and loan is due September 2003. Additionally, Cuisine Solutions France entered in December 2000 into a five-year capital lease obligation for a cooking machine with an initial principal amount of $428,000 and 6% p.a. interest on the outstanding balance of the loan. The current portion of this loan is $98,000 and the total outstanding principal amounts to $279,000 at September 21, 2002.

Provision for Taxes

     No provision for income taxes was made during the first quarter of fiscal 2003.

Impact of Inflation and the Economy

     Variations in labor and ingredient costs can significantly affect the Company’s operations. Many of the Company’s employees are paid hourly rates related to, but generally higher than the federal minimum rates.

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

     The Company’s costs of its Norwegian subsidiary are denominated in Norwegian kroner. Sales of products from its Norwegian subsidiary are made in the currency of the purchasing jurisdiction and are subsequently recorded in Norwegian kroner. The Company does engage in forward contracts for Norway shipments to the USA where these shipments are predictable with the objective of protecting planned profit margins. The USA does not purchase product from France and therefore, does not have any exposure to foreign exchange other than translation adjustments during consolidations.

     During the previous fiscal year the sales to Airline accounts were approximately 38% of total revenues and sales to the Foodservice Industry 33%, primarily to hotel restaurant and banquets. Both of these industries have been affected due to the decreased travel related to the September 11, 2001 tragedy. Management is confident that the business cycle will swing back as well as possibly offer new opportunities for the Company. Management has initiated significant cut backs and re-focused efforts to accelerate sales to all sales channels.

     Management cannot predict what the final outcome may be or the return to normal business travel, nor can it completely identify all of the potential new opportunities that may be available.

Liquidity and Capital Resources

     At September 21, 2002, the Company’s combined total of cash and short-term investment balances was $770,000, compared with $1,958,000 at June 29, 2002. This decrease is the result of the operating loss, the increase in other assets and decrease in accounts payable and accruals. Additionally, the Company held long term investments of $2,565,000 and $2,608,000 at September 21, 2002 and June 29, 2002, respectively, with maturities greater than one year. Long term investments do include US Treasury Notes of which 900,000 bonds with a current market value of $1,019,250 are used as collateral for the Standby Letter of Credit to secure the overdraft facility of the Norwegian subsidiary. There is no other restriction on cash balances at the end of the fiscal 2003 first quarter.

     Net cash used by operations amounted to $1,120,000 for year to date 2003, compared to cash provided of $224,000 a year ago. Cash in the amount of $49,000 was used by investing activities, largely due to the investment in new equipment in the USA. Cash in the amount of $19,000 was used by financing activities and related to the regular payments of the borrowings as well as to the Norwegian operations expanded use of a working capital line of credit.

     The Company’s Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of September 21, 2002, $1,248,000 was outstanding under this overdraft facility. The maximum amount available under line of credit is currently $1,332,000.

Future Prospects

Marketing Efforts

     In fiscal year 2003, the Company’s strategy will involve stabilizing the business to the existing customers and increasing the Cuisine Solutions market share while exploring new opportunities of pre-prepared frozen entrees in the banquet, airline, rail and retail industries. Subsequent to the end of the first quarter of fiscal 2003, Management has secured an quarterly agreement with a major airline as a result of presenting a value price high quality product line along with the international presence of the Company. The further product roll out of the retail packaged product line under the Cuisine Solutions Brand is planned during the second quarter. The Company also plans to expand its in-store deli program with the existing as well as new accounts.

Foodservice

     The Foodservice channel will continue to manage the hotel restaurant menu program while working to reduce distribution costs of shipping direct to hotels. The fiscal 2003 strategy involves the continued penetration into large key national accounts, banquet centers and casinos. Demand for foodservice product in France increased significantly during fiscal 2002 and expects further growth for fiscal 2003 due to the continued customer satisfaction with the quality and variety of product offered by Cuisine Solutions France. Foodservice operators in France are forced to deal with the thirty-five hour work week constraint and have discovered the Cuisine Solutions product line offers a solution to the limited availability and higher cost of labor created as a result of the new mandated work hour rules. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions product. Management believes this value increases in the current economic situation challenging today’s business environment. In the meantime, Management has and will continue with aggressive cost reduction programs and product line changes to meet the changing needs of the industry.

On Board Services

     On Board Services was highly affected by the recent slowdown of the travel industry. Cuisine Solutions plans to continue with the sales strategy to return to sales growth by a continued push for new USA accounts and a new focus on the European airline market. As the airline and related support industries consolidate their workforce, Management will explore every opportunity to make Cuisine Solutions product available to the industry to allow airlines to continue to provide high quality first class and business class meals, but with greater flexibility and less labor using the Cuisine Solutions product line.

Retail

     Retail objectives for fiscal year 2003 include the further penetration into the USA in-store deli of targeted retailers as well as the completion of the product rollout of premium frozen retail products into the USA and French market. The benefit of retail sales includes high volume potential, economies of scale from production and lower distribution and administrative cost per sales order. Management initiated a strategic effort into retail sales in order to diversify the sales channels of the Company and to provide the opportunity for large volume sales that would provide increase the efficiency of the total Company product line.

France

     Cuisine Solutions France has experienced significant growth during the last three years and contributed with its profits to the Company’s cash flow since the acquisition by Cuisine Solutions in 1999. Management will continue with its strategic sales plan to expand the selling efforts not only to France but as well as to other European countries, especially Germany and the United Kingdom. Although the overall travel industry suffered declines during the past fiscal year, Management credits both the thirty-five hour work week rule and its impact on labor cost in France for the increase in demand for the Foodservice channel as well as aggressive cost control for the delivery a positive net income in France.

     Cuisine Solutions France will continue to pursue additional product line expansion into the On Board Services and retail market and attempt to increase its market share and product facings.

Brazil

     The largest and newest facility, Cuisine Solutions Brazil, managed under a joint venture agreement, has been designed to handle large volume demand as well as for expandability to meet future additional volume requirements. The Brazilian facility initiated production at the end of fiscal year 2001 for test marketing the retail product line in Brazil. The facility also received approval from the European Community in May 2001, an approval that requires strict quality control measures in order to have the approval to ship product to Europe. It was Cuisine Solutions intent to take advantage of the lower cost of poultry, beef and pork in Brazil, and ship product to the European market. However, this venture was terminated by the Brazilian Partner during fiscal year 2002. Management is in negotiations for repayment of the Company’s investment and has filed a civil lawsuit in the Federal District Court of Brasilia against the Brazilian partner due to the continued lack of cooperation from the Brazilian partner, the inability to obtain any financial disclosures and the Joint Venture Partners termination of Cuisine Solutions Inc. business activity in Brazil. Due to the early stage of the filed lawsuit, management cannot predict a judgement from this lawsuit and a final solution to recover its investment before the end of fiscal year 2003.

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

Foreign Currency Risk:
              The majority of the Company’s sales are denominated in U.S. dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The Norwegian subsidiary’s sales are denominated in Norwegian kroner while the French subsidiary reports in EURO. As currency exchange rates, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales, which are subject to these foreign currency fluctuations, are currently 38% of the Company’s sales. The net assets of the subsidiaries are approximately 35% of the Company’s net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

Sales and Marketing Risks:
              The future performance of the Company’s efforts will depend on a number of factors. One is the recovery of the travel industry, and specifically the airlines, which have been a major source of Cuisine Solutions revenue and formal business strategy. The others involve the introduction and roll-out of new product lines into the Retail sector. Although the economic situation with the airlines is believed to be temporary, Management cannot forecast the length and total impact of the current economic cycle. Cuisine Solutions will position itself to provide maximum value to our airline partners during this difficult period and remain prepared to resume business growth when the industry recovers. Cuisine Solutions Management has positioned additional focus on the opportunities available in the retail sector and the success rate will be contingent upon market acceptance of the product line, price points and execution of its marketing strategy under limited budgets and resources.

Item 4. Controls and Procedures

              Within 90 days prior to this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on the foregoing, the Principal Executive Officer, the Chief Operating Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company’s periodic SEC filings. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

CUISINE SOLUTIONS, INC.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

              The Company filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. Due to the early stage of the filed lawsuit, management cannot predict a judgement from this lawsuit before the end of fiscal year 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s 19th annual meeting of shareholders was held on October 22, 2002 in Dulles, Virginia at the Dulles Airport Marriott Hotel. The following individuals were re-elected to serve as Directors for a period of one year and until their successors are elected and qualify: Jean-Louis Vilgrain (Chairman), Stanislas Vilgrain (President & CEO), Sebastien Vilgrain, Mr. Charles McGettigan, Mr. David Jordan, Mr. Robert van Roijen and Mr. Robert Murphy (Vice President & COO).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.

Date: November 1, 2002	By:/s/Stanislas Vilgrain Stanislas Vilgrain President and CEO

By:/s/Robert Murphy Robert Murphy Vice President and Chief Operating Officer

By:/s/Andreas Pfann Andreas Pfann Chief Financial Officer, Treasurer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

I, Stanislas Vilgrain, certify that:

1.     I have reviewed this report on Form 10-Q of Cuisine Solutions, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

/s/ Stanislas Vilgrain Stanislas Vilgrain President and Chief Executive Officer (Principal Executive Officer)

I, Robert Murphy, certify that:

1.     I have reviewed this report on Form 10-Q of Cuisine Solutions, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

/s/ Robert Murphy Robert Murphy Director, Vice President and Chief Operating Officer

I, Andreas Pfann, certify that:

1.     I have reviewed this report on Form 10-Q of Cuisine Solutions, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

/s/ Andreas Pfann Andreas Pfann Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Official)