Form 10-Q
period 2002-12-14
CUISINE SOLUTIONS INC
filed 2003-01-24
CIK 737602

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 14, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

Yes   X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 31, 2002.

Common Stock 0.01 par value	Number of Shares
Class A	15,824,788
Class B	None

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

CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Dec 14,	June 29,
	2002	2002

ASSETS
Current Assets
Cash and cash equivalents	$711,000	$1,958,000
Accounts receivable, trade	3,280,000	3,272,000
Inventory	4,323,000	4,419,000
Prepaid expenses	325,000	291,000
Current portion of notes receivable, related party	11,000	5,000
Other current assets	443,000	477,000

TOTAL CURRENT ASSETS	9,093,000	10,422,000
Investments, noncurrent	2,188,000	2,608,000
Fixed assets, net	5,091,000	5,121,000
Note receivable, officer and related party, including accrued interest, less current portion	—	38,000
Other assets	9,000	8,000

TOTAL ASSETS	$16,381,000	$18,197,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	1,638,000	1,585,000
Accounts payable and accrued expenses	2,570,000	2,811,000
Accrued payroll and related liabilities	1,189,000	1,306,000

Total current liabilities	5,397,000	5,702,000
Long-term debt, less current portion	1,454,000	1,339,000

TOTAL LIABILITIES	6,851,000	7,041,000

Stockholders’ equity
Common stock — $.01 par value, 20,000,000 shares authorized, 15,824,788 shares issued and outstanding at December 14, 2002 and June 29, 2002, respectively	159,000	159,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	26,284,000	26,284,000
Accumulated deficit	(17,015,000)	(15,394,000)
Accumulated Other Comprehensive Income
Unrealized (loss) gain on debt and equity investments	(39,000)	10,000
Cumulative translation adjustment	141,000	97,000
Treasury stock, at cost (0 shares at December 14, 2002 and 0 shares at June 29, 2002 respectively)	—	—

TOTAL STOCKHOLDERS’ EQUITY	9,530,000	11,156,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,381,000	$18,197,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarter		Year to Date

	Twelve Weeks Ended		Twenty Four Weeks Ended

	Dec 14,	Dec 15,	Dec 14,	Dec 15,
	2002	2001	2002	2001

Net sales	$6,598,000	$6,235,000	$13,021,000	$13,570,000
Cost of goods sold	5,447,000	5,603,000	10,774,000	11,401,000

Gross margin	1,151,000	632,000	2,247,000	2,169,000

Selling and administration	1,861,000	1,898,000	3,576,000	4,048,000
Depreciation and amortization	128,000	118,000	259,000	235,000

Loss from operations	(838,000)	(1,384,000)	(1,588,000)	(2,114,000)

Nonoperating income (expense)
Investment income	33,000	36,000	68,000	71,000
Interest expense	(51,000)	(40,000)	(99,000)	(75,000)
Loss in equity from investment in Brazil	0	(100,000)	0	(220,000)
Other income (expense)	9,000	11,000	(2,000)	(20,000)

Total nonoperating (expense) income	(9,000)	(93,000)	(33,000)	(244,000)

Loss from operations before income tax	(847,000)	(1,477,000)	(1,621,000)	(2,358,000)
Provision for income tax benefit (expense)	—	—	—	—

Net Loss	(847,000)	(1,477,000)	(1,621,000)	(2,358,000)

Basic and diluted net loss per share	($0.05)	($0.09)	($0.10)	($0.15)
Weighted average shares outstanding — basic and diluted	15,824,788	15,824,788	15,824,788	15,824,788

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Twenty Four weeks ended
	Dec 14,	Dec 15,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,621,000)	$(2,358,000)
Adjustments to reconcile net loss to net cash (used in ) provided by operating activities
Depreciation and amortization	489,000	533,000
Gain on sale of investments	(21,000)	—
Loss in equity from investment in Brazil	—	220,000
Change in cumulative translation adjustment	44,000	333,000
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable trade, net	(8,000)	1,099,000
Decrease (Increase) in inventory	96,000	(153,000)
(Increase) Decrease in prepaid expenses	(34,000)	42,000
Decrease in notes receivable, related party	32,000	391,000
Decrease (Increase) in other assets	33,000	(153,000)
(Decrease) Increase in accounts payable and accrued expenses	(241,000)	247,000
(Decrease) Increase in accrued payroll and related liabilities	(117,000)	121,000
Increase in other accrued taxes	—	3,000

Net cash (used) provided by operating activities	(1,348,000)	325,000

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments	392,000	—
Increase in investment in Brazil	—	(53,000)
Capital expenditures	(459,000)	(736,000)

Net cash used by investing activities	(67,000)	(789,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to debt	386,000	154,000
Reductions of debt	(218,000)	—

Net cash provided by financing activities	168,000	154,000

Net decrease	(1,247,000)	(310,000)
Cash and cash equivalents, beginning of period	1,958,000	773,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$711,000	$463,000

See accompanying notes to consolidated financial statements

Cuisine Solutions, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Retained		Unrealized Gains
		Additional	Earnings	Cumulative	(Losses) on Debt		Total
	Common	Paid-In	(Accumulated	Translation	and Equity	Treasury	Stockholders'
	Stock	Capital	Deficit)	Adjustment	Investments	Stock	Equity

Balance, June 29, 2002	$159,000	$26,284,000	$(15,394,000)	$97,000	$10,000	$—	$11,156,000

Second quarter 2003 net loss			(1,621,000)				(1,621,000)
Other Comprehensive Income
Unrealized loss on debt						—	—
and equity investments					(49,000)		(49,000)
Translation adjustment		—		44,000			44,000
Other Comprehensive Income/(Loss)							(5,000)

Comprehensive Income/(Loss)							(1,626,000)

Balance, December 14, 2002	$159,000	$26,284,000	$(17,015,000)	$141,000	$(39,000)	$—	$9,530,000

			Retained		Unrealized Gains
		Additional	Earnings	Cumulative	(Losses) on Debt		Total
	Common	Paid-In	(Accumulated	Translation	and Equity	Treasury	Stockholders'
	Stock	Capital	Deficit)	Adjustment	Investments	Stock	Equity

Balance, June 30, 2001	$157,000	$28,333,000	$(9,367,000)	$(455,000)	$(107,000)	$(2,047,000)	$16,514,000

Second quarter 2002 net loss			(2,358,000)				(2,358,000)
Other Comprehensive Income
Unrealized gain on debt and						—	—
equity investments					54,000		54,000
Translation adjustment		—		333,000			333,000
Other Comprehensive Income/(Loss)							387,000

Comprehensive Income/(Loss)							(1,971,000)

Balance, December 15, 2001	$157,000	$28,333,000	$(11,725,000)	$(122,000)	$(53,000)	$(2,047,000)	$14,543,000

Cuisine Solutions, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1)	Financial Statements

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

     Inventory consists of:

	Dec. 14,	June 29,
	2002	2002

Raw materials	$1,171,000	$1,207,000
Frozen product & other finished goods	2,992,000	3,252,000
Packing materials & supplies	437,000	464,000

	4,600,000	4,923,000
Less obsolescence reserve	(277,000)	(504,000)

	$4,323,000	$4,419,000

4)	Dividends — None.

5)	Commitments and Contingencies

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

     The Company’s investment in Cuisine Solutions do Brasil Ltda consisted of advances, Accounts Receivables for services performed and a loan in the amount of $763,000 that has been granted to the Joint Venture Partner during the second quarter of 2001. The loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus spread accepted by the Central Bank of Brazil at the time of repayment. The loan must be repaid within one year with the option to convert it into equity and controlling interest of the Brazilian Company. The loan continues to be in default as of December 14, 2002.

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

     On June 12, 2001, the Company signed an agreement to create a partnership to build a sous vide processing facility in Chile. The purpose of the facility would be to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. Cuisine Solutions, Inc. would sell the Norwegian facility to the Chilean Group for approximately $3,900,000, the sole investment required to own 48% of the new joint venture, Cuisine Solutions Chile. The agreement was terminated without any prejudice between the partners subsequent to the end of the second quarter of fiscal year 2003 due to administrative difficulties. However, the partners will together continue with the development of the facility in Chile. A new agreement has not been signed between the partners yet.

     The Company has receivables of $7,000 due as at December 14, 2002 from Classic European Bakers, LLC (“CEB”). CEB is a related entity to FRC. The receivables are primarily associated to unpaid rent related to a rental agreement for office space used by CEB at the Company’s premises in Alexandria.

7)	Statement Re Computation of Per Share Earnings

     Basic net income (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share also includes common equivalent shares outstanding during the period if dilutive. The Company’s common equivalent shares consist of stock options. The weighted average number of shares outstanding related to stock options was 1,680,375. For the periods ended December 14, 2002, and December 15, 2001, the assumed exercise of the Company’s outstanding stock options are not included in the calculation as the effect would be anti-dilutive.

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

RESULTS OF OPERATIONS

     Cuisine Solutions, Inc. reported a net loss of $847,000 for the second quarter of fiscal 2003 compared to a net loss of $1,477,000 a year ago. The decrease in the loss was driven by an improved gross margin as well as a non-operating loss in last year’s second quarter from a loss in equity from the investment in Brazil in the amount of $100,000.

     Revenue in the second quarter 2003 increased from $6,235,000 to $6,598,000, a 5.8% increase compared to the previous year primarily due to the recovery of the core sales channel On Board Services. However, all major airlines still pursue actively cost saving programs and it is a tremendous challenge to return to sales levels that existed before September 11, 2001 in the current economic environment. The Company developed new menus and products to replace the high price items and is alternating its strategy to be more competitive in this business environment. Furthermore, Management believes the headcount reduction in the travel and foodservice industry may increase the dependency on prepared meal solutions due to the flexibility and reduced need for labor when using Cuisine Solutions fully prepared meals.

NET SALES

     Second quarter 2003 revenue of $6,598,000 increased as described above by 5.8% compared to previous years’ second quarter revenue of $6,235,000.

	Q2 Fiscal 2003	Q2 Fiscal 2002	$Change	%Change

USA	$3,903,000	$3,812,000	$91,000	2.4%
Norway	156,000	144,000	12,000	8.3%
France	2,539,000	2,279,000	260,000	11.4%

Total Product Sales Revenue	$6,598,000	$6,235,000	$363,000	5.8%

USA SALES

     Fiscal year 2003 second quarter sales in the USA increased $91,000 to $3,903,000, a 2.4% increase from the previous year second quarter sales of $3,812,000.

     Cuisine Solutions USA Fiscal Year 2003 second quarter sales by sales channel:

	Q2 FY03	Q2 FY02	$Change	%Change

Food Service	$1,174,000	$1,372,000	$(198,000)	(14.4%)
On Board Services	1,882,000	1,442,000	440,000	30.5%
Retail	394,000	229,000	165,000	72.1%
Military	302,000	583,000	(281,000)	(48.0%)
New Business	151,000	186,000	(35,000)	(18.8%)

Total	$3,903,000	$3,812,000	$91,000	2.4%

     Second quarter fiscal 2003 sales to the USA Foodservice channel decreased 14.4% in the USA to $1,174,000 from the previous year second quarter sales of $1,372,000. The decrease was driven by decreased sales to hotels and convention centers since occupancy rates still remain on a low level and businesses do not hold as many large banquet events compared to the previous years. Management had to respond to the low sales volume after the slowdown of the travel industry with a reduction of sales personnel at the end of fiscal year 2002 which resulted in a decrease of direct selling expenses. Gross margins have increased for the quarter and accentuated by the decrease of related sales and marketing expenses which resulted in higher contribution margins. The Foodservice channel provides the highest gross margins to the Company after the successful reorganization in order to focus sales efforts on key accounts, large events, and use distributors to manage lower volume opportunities. The improved gross margins for this channel resulted from better management of the product mix and cost reduction as well as through improvements in distribution management and related costs. Cuisine Solutions does continue to increase direct sales via the call center which allows an internal customer service group to follow up on sales and initiate sales activity without the direct use of our formal Foodservice Sales force. This allows more time and effort of the direct sales force to be focused on generating new accounts and introduction of new products into existing accounts. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions product. Management believes this value increases in the current economic and political situation challenging today’s business environment. In the meantime, Management has and will continue to initiate further cost reduction programs and product line changes to meet the changing needs of the industry.

     Fiscal 2003 second quarter sales to the On Board services channel totaled $1,882,000 versus previous year second quarter sales of $1,442,000, an increase of $440,000 or 30.5%. Sales to the On Board Services sales have picked up from the low level of the previous year after the immediate impact of the terrorist attacks on the airline industry. However, most of the major airlines are still cutting back cost and the Company is experiencing a slow return to volumes of previous years. Management will continue to strengthen the business relationships with most of the major US airlines and passenger rail lines through continued value and service increase and flexible solutions upon the current demand in the industry.

     Retail sales for the second quarter of fiscal 2003 increased $165,000 to $394,000 from $229,000 an increase of 72% during the same period of the previous year due to the continued efforts to market the Cuisine Solutions product line to the frozen packages and in-store deli areas with the Retail sales channel. The Company plans to continue these efforts as the retail market trends show increasing demand for high quality, value priced items that are simple to execute in both the retail store and in the home of consumers. Cuisine Solutions France has also placed premium private label products successfully into the French retail industry, an industry that is experiencing a significant increase in frozen food sales versus the traditional demand for fresh products.

     Military sales for the second quarter 2003 decreased $281,000 or 48.0% to $302,000 from $583,000 during the same period in fiscal 2002 due to the inability of our distributor to promote our products on the ships since the ships are reassigned to sea duty before our distributor can get an appointment to see the buyers. Military sales continue to be managed via a broker/distributor adding very little in terms of sales and administrative expenses. The Company will further support the growing opportunity for this sales channel by offering our product to other branches of the military and other government agencies. The Cuisine Solutions product line is ideal for situations that call for long shelf life, high quality, easy execution and high levels of food safety.

     New Business sales for the second quarter of fiscal year 2003 amounted to $151,000, down from $186,000 in fiscal 2002. The sales decrease of $35,000 is attributed to decreased sales to national restaurant chains. The Company has identified certain product lines that offer both the high level of quality and competitive pricing and will focus the efforts on these key items and account for the balance of fiscal 2003.

NORWAY SALES

     During the second quarter of fiscal 2003, total Norwegian sales volume increased 50.7% to 7,479,000 Norwegian Kroner from 4,962,000 Norwegian Kroner during the second quarter of fiscal 2002. The sales amount converted to US Dollars amounted to $1,011,000 in the second quarter of fiscal 2003 and $564,000 during the second quarter of fiscal 2002 before the elimination of inter-company balances. Inter-company sales from Cuisine Solutions Norway are eliminated and reported as sales from either Cuisine Solutions France or Cuisine Solutions USA. Inter-company sales to the USA and France account for 85.0% compared to 74.5% during the same period in the previous fiscal year. Total Norwegian sales before inter-company eliminations in both US Dollars and Norwegian Kroners were as follows:

	Fiscal 2003	Fiscal 2002
	Norway Q2 Sales	Norway Q2 Sales	$Change	%Change

Sales in US Dollars	1,011,000	564,000	447,000	79.3%
Sales in Norwegian Kroners	7,479,000	4,962,000	2,517,000	50.7%
Average Exchange Rate	7.398	8.798

     The increase in sales is primarily caused by the increased demand of raw materials from Cuisine Solutions USA and France due to the increased business volume of salmon products during the second quarter of fiscal year 2003 compared to the low sales volume one year ago. The differences in the increase are due to the US Dollar-Norwegian Kroner fluctuations in the exchange rate for the respective periods.

FRANCE SALES

     The total fiscal year 2003 second quarter sales in US Dollars were $2,539,000 versus previous year sales of $2,279,000, an increase of $260,000 or 11.4%. Sales in EURO during the same period were EURO 2,561,000 versus EURO 2,538,000 respectively, an increase of 0.9%. The differences in the increase are due to the US dollar-EURO fluctuations in the exchange rate for the respective periods.

     Cuisine Solutions France fiscal year 2003 second quarter sales compared to prior year second quarter and respective exchange rates are as follows:

	Fiscal 2003	Fiscal 2002
	France Q2 Sales	France Q2 Sales	$Change	%Change

Sales in US Dollars	2,539,000	2,279,000	260,000	11.4%
Sales in EURO	2,561,000	2,538,000	23,000	0.9%
Average Exchange Rate	1.009	1.114

     Cuisine Solutions France increase in sales was primarily driven by higher sales to the foodservice sector. Foodservice operators are forced to deal with the thirty-five hour work week constraint and have discovered that the Cuisine Solutions product line offers a solution to the limited availability and higher cost of labor created as result of the mandated work hour rules.

BRAZIL

     Cuisine Solutions Inc. owns 39% of a joint venture with a Brazilian partner, Sanoli Indsutria E Commercio Alimentacao Ltda., which has built a manufacturing facility and market product in the Mercusor market. The Company contributed technology to the partnership in lieu of a cash contribution. The Company performed management services to assist with the design and construction of the manufacturing facility as well as ongoing management service for operations, research and development, marketing and administrative support. No management income was earned during the second quarter of fiscal 2003.

     The Company’s investment in Cuisine Solutions do Brasil Ltda consisted of advances, Accounts Receivables for services performed and a loan in the amount of $763,000 that has been granted to the Joint Venture Partner during the second quarter of 2001. The loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus spread accepted by the Central Bank of Brazil at the time of repayment. The loan had to be repaid within one year with the option to convert it into equity and controlling interest of the Brazilian Company. The loan continues to be in default as of December 14, 2002.

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

GROSS MARGINS

	Quarter Ended

	Dec. 14,	Dec. 15,
	2002	2001

	(Dollars in thousands)
Net sales	$6,598	$6,235
Gross margin percentage	17.4%	10.1%
Loss from operations	$(838)	(1,384)

     Gross margins increased due to higher production volumes accentuated by lower fixed overhead cost after the successful restructuring during the past year resulting in lower cost of goods. Management has cut back on production to reduce further the inventories as well as initiated large scale cut back to reduce operating expenses without impairing the Company to grow when demand continues to grow

     Gross margins in France are up by 4% and in the USA by 13% respectively as a result of the reduction of personnel in Alexandria and cost reductions achieved through alternative sources of supply and product mix changes even though production volumes are well below production capabilities.

     Gross margins for the plant in Norway are negative due to the decrease in demand of the Norwegian product line after the slowdown of the economy which in turn impacted the ability to cover fixed production overhead cost due to the reduction in production. However, all controllable costs in Norway have been managed during the second quarter of fiscal 2003.

     Cuisine Solutions management is confident that larger sales volume with its impact to fixed costs and continued aggressive cost management will result in higher gross margins. The gross margin in France is expected to stay at approximately 20% due to heavy price competition in the retail sector.

Selling and Administrative Expenses

A comparison of selling and general administrative costs follows:

	Quarter Ended

	Dec. 14,	Dec. 15,
	2002	2001

	(Dollars in thousands)
Selling and administrative costs	$1,861	$1,898

     Selling and administrative expenses decreased $37,000 in the second quarter of fiscal 2003 versus the second quarter of fiscal 2002. Expenses as a percent of sales were 28.2% in the second quarter of fiscal 2003 versus 30.4% in fiscal 2002. The decrease was due to the aggressive cost management and attributed to the reduction of sales and administrative staff as well as compensation plans tied up to top line sales and profit contribution. Management does continue tight management of selling and administrative expenses and expects continued reduction for the balance of fiscal year 2003.

Depreciation and Amortization

     Depreciation and amortization decreased $31,000 to $239,000 for the second quarter of fiscal year 2003, compared with $270,000 for the same period a year ago. This decrease is related to equipment reaching its useful life and correspondingly has been fully depreciated.

Non-operating Income and Expense

     Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities. During the second quarter of fiscal year 2003, the Company realized a gain of $21,000 on the sale of investments.

     Interest expense relates to the borrowings relating to the Company’s U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At December 14, 2002, the Company had borrowings of approximately $3,092,000, bearing interest at rates ranging from 5.6 % to 9.5%. The majority of these borrowings of $2,530,000 was through its Norwegian subsidiary and includes an outstanding principal amount of $1,173,000 for the capital lease on the building in Norway and $1,229,000 in a working capital line of credit. Cuisine Solutions France also has a remaining principal balance on a term loan in the amount of $96,000 at 5.6% obtained to finance a plant expansion and elimination of factoring. The original loan amount equated to approximately $500,000 in September 1998. The loan is due September 2003. Additionally, Cuisine Solutions France entered in December 2000 into a five-year capital lease obligation for a cooking machine with an initial principal amount of $428,000 and 6% interest on the outstanding balance of the loan. The current portion of this loan is $98,000 and the total outstanding principal amounts to $266,000 at December 14, 2002. In October 2002, Cuisine Solutions France did enter into a ten year term loan to finance the acquisition of land and a building for a distribution plant in the amount of $195,000. This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is $15,000 and the total outstanding principal amounts to $194,000 at December 14, 2002.

Twenty Four Weeks Ended December 14, 2002 Compared to Twenty Four Weeks Ended
December 15, 2001

RESULTS OF OPERATIONS

     Cuisine Solutions, Inc. reported a net loss of $1,621,000 for the second quarter year to date of fiscal 2003 compared to a net loss of $2,358,000 a year ago. The loss was primarily caused by the reduced sales volume in the USA, which in turn impacts the ability to cover fixed production overhead costs due to the reduction in production. The decrease in the loss compared to the previous second quarter year to date result was driven by an improved gross margin, reductions in general and administrative expenses and a non-operating loss in last year’s second quarter from a loss in equity from the investment in Brazil in the amount of $220,000.

NET SALES

     Revenue in the second quarter year to date 2003 decreased from $13,570,000 to $13,021,000, a 4.1% decrease compared to the previous year primarily due to the reduced sales to the Foodservice and Military channel in the USA. A summary of the Company’s operations by region and by business channel is shown below.

     Total second quarter YTD sales by region are as follows (Norway inter-company sales are eliminated):

	YTD Fiscal 2003	YTD Fiscal 2002	$Change	%Change

USA	$7,844,000	$8,804,000	$(960,000)	(10.9%)
Norway	646,000	320,000	326,000	101.9%
France	4,531,000	4,446,000	85,000	1.9%

Total Product Sales Revenue	$13,021,000	$13,570,000	$(549,000)	(4.1%)

USA SALES

Total year to date second quarter USA sales by business channel is as follow:

	YTD Fiscal 2003	YTD Fiscal 2002	$Change	%Change

Foodservice	$2,173,000	$2,866,000	$(693,000)	(24.2%)
On Board Services	4,130,000	4,058,000	72,000	1.8%
Retail	624,000	263,000	361,000	136.4%
Military	544,000	1,307,000	(763,000)	(58.4%)
New Business/NRC	373,000	310,000	63,000	20.3%

Total	$7,844,000	$8,804,000	$(960,000)	(10.9%)

Fiscal 2003 YTD second quarter Foodservice sales decreased $693,000 to $2,173,000 from previous YTD sales of $2,866,000. The decrease is attributed to decreased distributor sales to hotel events, convention centers and sales to theme parks.

Fiscal 2003 YTD second quarter On Board Service sales increased $72,000 to $4,130,000 from previous YTD sales of $4,058,000. The increase is attributed to the recovery of sales to the airline industry. However, most of the major airlines are still cutting back cost and the Company is experiencing a slow return to volumes of previous years.

Fiscal 2003 YTD second quarter retail sales increased $361,000 to $624,000 from previous YTD sales of $263,000. The increase was attributable to the continued product roll-out of premium frozen food products to the frozen packed and in-store deli markets.

Fiscal 2003 YTD second quarter Military sales decreased $763,000 to $544,000 from previous YTD sales of $1,307,000. The decrease is attributed to fluctuating changes in order patterns associated with the rapid re-assignment of navy carriers.

Fiscal 2003 YTD second quarter New Business sales increased $63,000 to $373,000 from previous YTD sales of $310,000. The increase is attributed to market testing of products to national restaurant chains as well as to the sales through the FIVELEAF website.

NORWAY SALES

Total fiscal year 2003 YTD Value of Norwegian shipments (includes inter-company sales):

	Fiscal 2003	Fiscal 2002
	YTD Norway Q2 Sales	YTD Norway Q2 Sales	Change	%Change

Sales in US Dollars	1,883,000	1,714,000	169,000	9.9%
Sales in Norwegian
Kroners	14,051,000	15,335,000	(1,284,000)	(8.4%)
Average Exchange Rate	7.462	8.947

The second quarter YTD sales from Norway in US Dollars increased 9.9%. However, the shipment volume in Norwegian Kroner decreased by 8.4% due to the lower demand for salmon primarily in the USA. The USA sales dollar value increase resulted from the increase in the value of the Norwegian Kroner versus the US Dollar during the reporting period.

FRANCE SALES

Total fiscal year 2003 YTD Sales from France:

	Fiscal 2003	Fiscal 2002
	YTD France Q2 Sales	YTD France Q2 Sales	Change	%Change

Sales in US Dollars	4,531,000	4,446,000	85,000	1.9%
Sales in EURO	4,585,000	4,979,000	(394,000)	(7.9%)
Average Exchange Rate	1.012	1.120

The second quarter YTD US dollar value of sales from Cuisine Solutions France increased $85,000 to $4,531,000 from previous years YTD sales of $4,446,000. The YTD sales in EURO decreased EURO 394,000 to EURO 4,585,000 from previous YTD sales of EURO 4,979,000. The USA sales dollar value increase resulted from the increase in the value of the EURO versus the US Dollar during the reporting period.

GROSS MARGINS

     A comparison of net sales, gross margin percentages and losses from operations follows:

	Year to Date

	Dec. 14,	Dec. 15,
	2002	2001

	(Dollars in thousands)
Net sales	$13,021	$13,570
Gross margin percentage	17.3%	16.0%
Loss from operations	$(1,588)	(2,114)

     Total consolidated gross margins increased to 17.3% year to date fiscal 2003 second quarter compared with 16.0% a year ago. The gross margin increase was a result of the reduced fixed overhead cost after the successful restructuring during the past year resulting in lower cost of goods Management is confident that the return to larger sales volume with its impact to fixed costs and continued aggressive cost management will result in higher gross margins.

Selling and Administrative Expenses

A comparison of selling and general administrative costs follows:

	Year to Date

	Dec. 14,	Dec. 15,
	2002	2001

	(Dollars in thousands)
Selling and administrative costs	$3,576	$4,048

     Selling and administrative expenses decreased $472,000 or 11.7% for year to date second quarter of fiscal 2003 versus the second quarter of fiscal 2002. Expenses as a percent of sales were 27.5% for year to date second quarter of fiscal 2003 versus 29.8% in fiscal 2002. The decrease was due to the aggressive cost management and attributed to the reduction of sales and administrative staff as well as compensation plans tied up to top line sales and profit contribution.

Depreciation and Amortization

     Depreciation and amortization decreased $44,000 to $489,000 for year to date second quarter of fiscal year 2003, compared with $533,000 for the same period a year ago. The decrease is related to equipment reaching its useful life and correspondingly has been fully depreciated.

Non-operating Income and Expense

     Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities. During the second quarter of fiscal year 2003, the Company realized a gain of $21,000 on the sale of investments.

     Interest expense relates to the borrowings relating to the Company’s U.S., Norwegian subsidiary including the Norwegian capital lease and the French subsidiary. At December 14, 2002, the Company had borrowings of approximately $3,092,000, bearing interest at rates ranging from 5.6 % to 9.5%. The majority of these borrowings of $2,530,000 was through its Norwegian subsidiary and includes an outstanding principal amount of $1,173,000 for the capital lease on the building in Norway and $1,229,000 in a working capital line of credit. Cuisine Solutions France also has a remaining principal balance on a term loan in the amount of $96,000 at 5.6% obtained to finance a plant expansion and elimination of factoring. The original loan amount equated to approximately $500,000 in September 1998. The loan is due September 2003. Additionally, Cuisine Solutions France entered in December 2000 into a five-year capital lease obligation for a cooking machine with an initial principal amount of $428,000 and 6% interest on the outstanding balance of the loan. The current portion of this loan is $98,000 and the total outstanding principal amounts to $266,000 at December 14, 2002. In October 2002, Cuisine Solutions France did enter into a ten year term loan to finance the acquisition of land and a building for a distribution plant in the amount of $195,000. This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is $15,000 and the total outstanding principal amounts to $194,000 at December 14, 2002.

Provision for Taxes

     No provision for income taxes was made during the second quarter of fiscal 2003.

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

     During the previous fiscal year the sales to Airline accounts were approximately 39% of total revenues and sales to the Foodservice Industry 34%, primarily to hotel restaurant and banquets. Both of these industries have been affected due to the decreased travel related to the September 11, 2001 tragedy. Management is confident that the business cycle will swing back as well as possibly offer new opportunities for the Company. Management has initiated significant cut backs and re-focused efforts to accelerate sales to all sales channels.

     Management cannot predict what the final outcome may be or the return to normal business travel, nor can it completely identify all of the potential new opportunities that may be available.

Liquidity and Capital Resources

     At December 14, 2002, the Company’s combined total of cash and short-term investment balances was $711,000, compared with $1,958,000 at June 29, 2002. This decrease is the result of the operating loss, the decrease in investments and decrease in accounts payable and accruals. The Company held long term investments of $2,188,000 and $2,608,000 at December 14, 2002 and June 29, 2002, respectively, with maturities greater than one year. Long term investments include US Treasury Notes of which 900,000 notes with a current market value of $1,009,000 are used as collateral for the Standby Letter of Credit to secure the overdraft facility of the Norwegian subsidiary. There is no other restriction on cash balances at the end of the fiscal 2003 second quarter.

     Net cash used by operations amounted to $1,348,000 for year to date 2003, compared to cash provided of $325,000 a year ago. Cash in the amount of $67,000 was used by investing activities, largely due to the investment for land and building of the new distribution plant in France. Cash in the amount of $168,000 was provided by financing activities primarily as a result of the additional loan to finance the distribution plant in France.

     The Company’s Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of December 14, 2002, $1,229,000 was outstanding under this overdraft facility. The maximum amount available under line of credit is currently $1,367,000.

Future Prospects

Marketing Efforts

     In fiscal year 2003, the Company’s strategy will involve stabilizing the business to the existing customers and increasing the Cuisine Solutions market share while exploring new opportunities of pre-prepared frozen entrees in the banquet, airline, rail and retail industries. During the second quarter of fiscal 2003, Management has secured a quarterly agreement with a major airline as a result of presenting a value priced high quality product line along with the international presence of the Company. The further product roll out of the retail packaged product line under the Cuisine Solutions Brand to the US retail market was achieved during the second quarter. Cuisine Solutions France was able to increase the productivity of the plant, added further national key accounts to the Foodservice and the On Board Services channel as well as additional products to a retail key account. Cuisine Solutions France produced the largest food order ever related to a banquet event for one Foodservice customer during the second quarter of fiscal year 2003.

Foodservice

     The Foodservice channel will continue to manage the hotel restaurant menu program while working to reduce distribution costs of shipping direct to hotels. The fiscal 2003 strategy involves the continued penetration into large key national accounts, banquet centers and casinos. Demand for foodservice product in France increased significantly and expects further growth for fiscal 2003 due to the continued customer satisfaction with the quality and variety of product offered by Cuisine Solutions France. Foodservice operators in France are forced to deal with the thirty-five hour work week constraint and have discovered the Cuisine Solutions product line offers a solution to the limited availability and higher cost of labor created as a result of the new mandated work hour rules. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions product. Management believes this value increases in the current economic situation challenging today’s business environment. In the meantime, Management has and will continue with aggressive cost reduction programs and product line changes to meet the changing needs of the industry.

On Board Services

     On Board Services was highly affected by the recent slowdown of the travel industry, and specifically by the cost saving programs of the major airlines in the USA. Cuisine Solutions plans to continue with the sales strategy to return to sales growth by a continued push for USA accounts and a new focus on the European airline market. As the airline and related support industries consolidate their workforce, Management will explore every opportunity to make Cuisine Solutions product available to the industry to allow airlines to continue to provide high quality first class and business class meals, but with greater flexibility and less labor using the Cuisine Solutions product line.

Retail

     Retail objectives for fiscal year 2003 include the further penetration into the USA in-store deli of targeted retailers as well as the completion of the product rollout of premium frozen retail products into the USA and French market. The benefit of retail sales includes high volume potential, economies of scale from production and lower distribution and administrative cost per sales order. Management initiated a strategic effort into retail sales in order to diversify the sales channels of the Company and to provide the opportunity for large volume sales that would increase the efficiency of the total Company product line.

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

Brazil

     The largest and newest facility, Cuisine Solutions Brazil, managed under a joint venture agreement, has been designed to handle large volume demand as well as for expandability to meet future additional volume requirements. The Brazilian facility initiated production at the end of fiscal year 2001 for test marketing the retail product line in Brazil. The facility also received approval from the European Community in May 2001, an approval that requires strict quality control measures in order to have the approval to ship product to Europe. It was Cuisine Solutions intent to take advantage of the lower cost of poultry, beef and pork in Brazil, and ship product to the European market. However, this venture was terminated by the Brazilian Partner during fiscal year 2002. Management is in negotiations for repayment of the Company’s investment and has filed a civil lawsuit in the Federal District Court of Brasilia against the Brazilian partner due to the continued lack of cooperation from the Brazilian partner, the inability to obtain any financial disclosures and the Joint Venture Partners termination of Cuisine Solutions Inc. business activity in Brazil. Due to the early stage of the filed lawsuit, management cannot predict a judgment from this lawsuit and a final solution to recover its investment before the end of fiscal year 2003.

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

Foreign Currency Risk:

     The majority of the Company’s sales are denominated in U.S. Dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The Norwegian subsidiary’s sales are denominated in Norwegian Kroner while the French subsidiary reports in EURO. As currency exchange rates, translation of the income statements of the Norway and French operations into U.S. Dollars affects year-over-year comparability of operating results. Sales, which are subject to these foreign currency fluctuations, are currently 40% of the Company’s sales. The net assets of the subsidiaries are approximately 39% of the Company’s net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s 19th annual meeting of shareholders was held on October 22, 2002 in Dulles, Virginia at the Dulles Airport Marriott Hotel. The following individuals were re-elected to serve as Directors for a period of one year and until their successors are elected and qualify: Jean-Louis Vilgrain (Chairman), Stanislas Vilgrain (President & CEO), Sebastien Vilgrain, Charles McGettigan, David Jordan, Robert van Roijen and Robert Murphy (Vice President & COO).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.

Date: January 24, 2003	By:	/s/Stanislas Vilgrain
Stanislas Vilgrain President and CEO

	By:	/s/Robert Murphy
Robert Murphy Vice President and Chief Operating Officer

	By:	/s/Andreas Pfann
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

Date: January 24, 2003

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

Date: January 24, 2003

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

Date: January 24, 2003

/s/ Andreas Pfann

Andreas Pfann
Chief Financial Officer, Treasurer
and Corporate Secretary
(Principal Financial and Accounting Official)