Form 10-Q
period 2003-04-05
CUISINE SOLUTIONS INC
filed 2003-05-20
CIK 737602

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number  0-12800

CUISINE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-0948383 (IRS Employer Identification Number)

85 S Bragg Street, Suite 600, Alexandria, VA 22312

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code)  (703) 270-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 16, 2003.

Common Stock 0.01 par value Class A Class B	Number of Shares 15,824,788 None

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

CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 5,	June 29,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$941,000	$1,958,000
Accounts receivable, trade	3,077,000	3,272,000
Inventory	4,558,000	4,419,000
Prepaid expenses	290,000	291,000
Current portion of notes receivable, related party	4,000	5,000
Other current assets	512,000	477,000

TOTAL CURRENT ASSETS	9,382,000	10,422,000
Investments, noncurrent	1,721,000	2,608,000
Fixed assets, net	5,208,000	5,121,000
Note receivable, officer and related party, including accrued interest, less current portion	—	38,000
Other assets	25,000	8,000

TOTAL ASSETS	$16,336,000	$18,197,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	1,707,000	1,585,000
Accounts payable and accrued expenses	3,715,000	2,811,000
Accrued payroll and related liabilities	1,268,000	1,306,000

Total current liabilities	6,690,000	5,702,000
Long-term debt, less current portion	1,381,000	1,339,000

TOTAL LIABILITIES	8,071,000	7,041,000

Stockholders’ equity
Common stock — $.01 par value, 20,000,000 shares authorized, 15,824,788 shares issued and outstanding at April 5, 2003 and June 29, 2002, respectively	159,000	159,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	26,284,000	26,284,000
Accumulated deficit	(18,492,000)	(15,394,000)
Accumulated Other Comprehensive Income
Unrealized gain on debt and equity investments	41,000	10,000
Cumulative translation adjustment	273,000	97,000
Treasury stock, at cost (0 shares at April 5, 2003 and 0 shares at June 29, 2002 respectively)	—	—

TOTAL STOCKHOLDERS’ EQUITY	8,265,000	11,156,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,336,000	$18,197,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarter		Year to Date

	Sixteen Weeks Ended		Forty Weeks Ended

	April 5,	April 6,	April 5,	April 6,
	2003	2002	2003	2002

Net sales	$7,593,000	$7,654,000	$20,614,000	$21,224,000
Cost of goods sold	6,380,000	6,705,000	17,154,000	18,106,000

Gross margin	1,213,000	949,000	3,460,000	3,118,000
Selling and administration	2,464,000	2,115,000	6,040,000	6,163,000
Depreciation and amortization	151,000	213,000	410,000	448,000

Loss from operations	(1,402,000)	(1,379,000)	(2,990,000)	(3,493,000)

Nonoperating income (expense)
Investment income	37,000	47,000	105,000	118,000
Interest expense	(112,000)	(60,000)	(211,000)	(135,000)
Loss in equity from investment in Brazil	0	(385,000)	0	(605,000)
Other income (expense)	0	(2,000)	(2,000)	(22,000)

Total nonoperating (expense) income	(75,000)	(400,000)	(108,000)	(644,000)

Loss from operations before income tax	(1,477,000)	(1,779,000)	(3,098,000)	(4,137,000)
Provision for income tax benefit (expense)	—	—	—	—

Net Loss	(1,477,000)	(1,779,000)	(3,098,000)	(4,137,000)

Basic and diluted net loss per share	($0.09)	($0.11)	($0.20)	($0.26)
Weighted average shares outstanding — basic and diluted	15,824,788	15,824,788	15,824,788	15,824,788

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Forty weeks ended
	April 5,	April 6,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,098,000)	$(4,137,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	744,000	942,000
Gain on sale of investments	(52,000)	—
Loss in equity from investment in Brazil	—	605,000
Change in cumulative translation adjustment	176,000	272,000
Changes in assets and liabilities:
Decrease in accounts receivable trade, net	195,000	2,101,000
(Increase) Decrease in inventory	(139,000)	1,976,000
Decrease in prepaid expenses	1,000	110,000
Decrease in notes receivable, related party	39,000	426,000
Increase in Investments and Advances in Cuisine Solutions Brazil	—	(53,000)
Increase in other assets	(52,000)	(265,000)
Increase (Decrease) in accounts payable and accrued expenses	904,000	(1,000,000)
(Decrease) Increase in accrued payroll and related liabilities	(38,000)	428,000
Increase in other accrued taxes	—	3,000

Net cash (used in) provided by operating activities	(1,320,000)	1,408,000

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments	970,000	—
Capital expenditures	(831,000)	(836,000)

Net cash provided by (used in) investing activities	139,000	(836,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to debt	457,000	—
Reductions of debt	(293,000)	(75,000)

Net cash provided by (used in) financing activities	164,000	(75,000)

Net (decrease) increase in cash and cash equivalents	(1,017,000)	497,000
Cash and cash equivalents, beginning of period	1,958,000	773,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$941,000	$1,270,000

See accompanying notes to consolidated financial statements

Cuisine Solutions, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Retained		Unrealized Gains
		Additional	Earnings	Cumulative	(Losses) on Debt		Total
	Common	Paid-In	(Accumulated	Translation	and Equity	Treasury	Stockholders’
	Stock	Capital	Deficit)	Adjustment	Investments	Stock	Equity

Balance, June 29, 2002	$159,000	$26,284,000	$(15,394,000)	$97,000	$10,000	$—	$11,156,000

Third quarter 2003 net loss			(3,098,000)				(3,098,000)
Other Comprehensive Income
Unrealized loss on debt						—	—
and equity investments					31,000		31,000
Translation adjustment		—		176,000			176,000
Other Comprehensive Income/(Loss)							207,000

Comprehensive Income/(Loss)							(2,891,000)

Balance, April 5, 2003	$159,000	$26,284,000	$(18,492,000)	$273,000	$41,000	$—	$8,265,000

			Retained		Unrealized Gains
		Additional	Earnings	Cumulative	(Losses) on Debt		Total
	Common	Paid-In	(Accumulated	Translation	and Equity	Treasury	Stockholders'
	Stock	Capital	Deficit)	Adjustment	Investments	Stock	Equity

Balance, June 30, 2001	$157,000	$28,333,000	$(9,367,000)	$(455,000)	$(107,000)	$(2,047,000)	$16,514,000

Issuance of unregistered common stock	2,000	(2,000)					—
and treasury shares		(2,047,000)				2,047,000	—
Third quarter 2002 net loss			(4,137,000)				(4,137,000)
Other Comprehensive Income
Unrealized gain on debt and						—	—
equity investments					50,000		50,000
Translation adjustment		—		272,000			272,000
Other Comprehensive Income/(Loss)							322,000

Comprehensive Income/(Loss)							(3,815,000)

Balance, April 6, 2002	$159,000	$26,284,000	$(13,504,000)	$(183,000)	$(57,000)	$—	$12,699,000

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

     Inventory consists of:

	April 5,	June 29,
	2003	2002

Raw materials	$1,217,000	$1,207,000
Frozen product & other finished goods	3,147,000	3,252,000
Packing materials & supplies	437,000	464,000

	4,801,000	4,923,000
Less obsolescence reserve	(243,000)	(504,000)

	$4,558,000	$4,419,000

4)   Dividends — None.

5)   Commitments and Contingencies

     The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.

6)   Transaction with Related Parties

     During fiscal 1999, the Company became a partner in a limited liability company with a Brazilian partner, Sanoli Indsutria E Commercio Alimentacao Ltda, which has built a manufacturing facility and is marketing product in the Mercosur market. Cuisine Solutions Inc. owns 39% of this Brazilian joint venture.

The Company contributed technology to the partnership in lieu of a cash contribution. The Company performed management services to assist with the design and construction of the manufacturing facility as well as ongoing management service for operations, research and development, marketing and administrative support.

     The Company’s investment in Cuisine Solutions do Brasil Ltda consisted of advances, Accounts Receivables for services performed and a loan. Due to the continued lack of cooperation from the Brazilian partner, the inability to obtain any financial disclosures and the Joint Venture Partners termination of Cuisine Solutions Inc. business activity in Brazil, Cuisine Solutions, Inc has written off 100% of its investment in Brazil through the end of fiscal year 2002.

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

     On June 12, 2001, the Company signed an agreement to create a partnership to build a sous vide processing facility in Chile. The purpose of the facility would be to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. Cuisine Solutions, Inc. would sell the Norwegian facility to the Chilean Group for approximately $3,900,000, the sole investment required to own 48% of the new joint venture, Cuisine Solutions Chile. The agreement was terminated without any prejudice between the partners during the third quarter of fiscal year 2003 due to administrative difficulties. However, the partners together continue with the development of the facility in Chile. A new agreement has not been signed between the partners yet.

     The Company has receivables of $7,000 due as at April 5, 2003 from Classic European Bakers, LLC (“CEB”). CEB is a related entity to FRC. The receivables are primarily associated to unpaid rent related to a rental agreement for office space used by CEB at the Company’s premises in Alexandria.

     The wholly owned subsidiary, Vie de France Trademarks Ltd., has been dissolved as of 2002. The Company is in process of liquidation of final assets and cancellation of the Vie de France Trademarks Ltd. shares subsequent to the end of the third quarter of fiscal year 2003. Cuisine Solutions USA has $54,000 in Accounts Receivables and $5,000 in stock investment already written off at the end of the third quarter fiscal year 2003. The write off was eliminated during the Consolidation process.

     Subsequent to the third quarter 2003, the Company suspended the consulting agreement with Food Investors Corporation as a cost saving measure. This resulted in a $34,000 saving for the fourth quarter of fiscal 2003 since the quarterly payment was withheld. Food Investors Corporation is owned by Secria Europe, S.A. which owned by Food Research Corporation, the majority stockholder of the Company. The suspended agreement is subject to future evaluation by the Board of Directors of the Company.

7)   Statement Re Computation of Per Share Earnings

     Basic net income (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share also includes common equivalent shares outstanding during the period if dilutive. The Company’s common equivalent shares consist of stock options. The weighted average number of shares outstanding related to stock options was 1,680,375. For the periods ended April 6, 2003, and April 5, 2002, the assumed exercise of the Company’s outstanding stock options are not included in the calculation as the effect would be anti-dilutive.

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

RESULTS OF OPERATIONS

     Cuisine Solutions, Inc. reported a net loss of $1,477,000 for the third quarter of fiscal 2003 compared to a net loss of $1,779,000 a year ago. The decrease in the loss was driven by an improved gross margin as well as a non-operating loss in last year’s third quarter from a loss in equity from the investment in Brazil in the amount of $385,000. This was off set by an increase of selling and administrative expenses primarily due to the refocus of the Company’s engineering resources from US operations to the strategic involvement in the foreign entities for future expansion. The expenses related to the engineering resources in the USA amounted to $196,000 for the third quarter of fiscal 2003 and were included in selling and administrative expenses compared to last year’s expenses of $185,000 which were included in Cost of goods sold (see ‘GROSS MARGINS’ and ‘Selling and Administrative Expenses’).

     Revenue in the third quarter 2003 decreased from $7,654,000 to $7,593,000, a 0.8% decrease compared to the previous year primarily due to the decreased revenue of the military channel and the Foodservice channel in the USA. The military channel could not realize the volume from the previous year as a result of the ships assigned to sea duty in the preparation for the war with the Iraq.

NET SALES

     Third quarter 2003 revenue of $7,593,000 decreased as described above by 0.8% compared to previous years’ third quarter revenue of $7,654,000.

	Q3 Fiscal 2003	Q3 Fiscal 2002	$Change	%Change

USA	$4,026,000	$4,778,000	$(752,000)	(15.7%)
Norway	130,000	290,000	(160,000)	(55.2%)
France	3,437,000	2,586,000	851,000	32.9%

Total Product Sales Revenue	$7,593,000	$7,654,000	$(61,000)	(0.8%)

USA SALES

     Fiscal year 2003 third quarter sales in the USA decreased $752,000 to $4,026,000, a 15.7% decrease from the previous year third quarter sales of $4,778,000.

     Cuisine Solutions USA Fiscal Year 2003 third quarter sales by sales channel:

	Q3 FY03	Q3 FY02	$Change	%Change

Food Service	$1,149,000	$1,537,000	$(388,000)	(25.2%)
On Board Services	2,050,000	2,003,000	47,000	2.4%
Retail	480,000	320,000	160,000	50.0%
Military	147,000	636,000	(489,000)	(76.9%)
New Business	200,000	282,000	(82,000)	(29.1%)

Total	$4,026,000	$4,778,000	$(752,000)	(15.7%)

     Third quarter fiscal 2003 sales to the USA Foodservice channel decreased 25.2% in the USA to $1,149,000 from the previous year third quarter sales of $1,537,000. The decrease was driven by decreased sales to hotels and convention centers since occupancy rates still remain on a low level and businesses do not hold as many large banquet events compared to the previous years. The Foodservice channel continues to provide the highest gross margins to the Company after the successful reorganization in order to focus sales efforts on key accounts, large events, and use distributors to manage lower volume opportunities. The improved gross margins for this channel resulted from better management of the product mix and cost reduction as well as through improvements in distribution management and related costs. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions product. Management believes this value increases in the current economic and political situation challenging today’s business environment. In the meantime, Management has and will continue to initiate further cost reduction programs and product line changes to meet the changing needs of the industry.

     Fiscal 2003 third quarter sales to the On Board services channel totaled $2,050,000 versus previous year third quarter sales of $2,003,000, an increase of $47,000 or 2.4%. Sales to the On Board Services channel have picked up from the low level of the previous year after the immediate impact of the terrorist attacks on the airline industry and due to increased sales to passenger rail lines. However, most of the major airlines are still cutting back cost and the Company is experiencing a slow return to volumes of previous years. Management will continue to strengthen the business relationships with most of the major US airlines and passenger rail lines through continued value and service increase and flexible solutions upon the current demand in the industry. This includes for example a ‘Buy-on-Board’ meal service.

     Retail sales for the third quarter of fiscal 2003 increased $160,000 to $480,000 from $320,000 an increase of 50% during the same period of the previous year due to the continued efforts to market the Cuisine Solutions product line to the frozen packages and in-store deli areas with retail chains. The Company plans to continue these efforts as the retail market trends show increasing demand for high quality, value priced items that are simple to execute in both the retail store and in the home of consumers. The Company co-packed and sold salmon products in the amount of $264,000 during the third quarter to two retailers in the USA for brand testing.

     Military sales for the third quarter 2003 decreased $489,000 or 76.9% to $147,000 from $636,000 during the same period in fiscal 2002 due to missed opportunities to promote our products on the ships since the ships were reassigned to sea duty before our distributor could get an appointment to see the buyers. Military sales continue to be managed via a broker/distributor adding very little in terms of sales and administrative expenses. The Company will further support the opportunity for this sales channel by offering our product as well to other branches of the military and other government agencies. The Cuisine Solutions product line is ideal for situations that call for long shelf life, high quality, easy execution and high levels of food safety.

     New Business sales for the third quarter of fiscal year 2003 amounted to $200,000, down from $282,000 in fiscal 2002. The sales decrease of $82,000 is attributed to decreased sales to national restaurant chains and the Fiveleaf product line. Last year’s third quarter sales of Fiveleaf products were significantly higher due to initial volumes sold for the launch of the website.

NORWAY SALES

     During the third quarter of fiscal 2003, total Norwegian sales volume decreased 3.9% to 7,657,000 Norwegian Kroner from 7,971,000 Norwegian Kroner during the third quarter of fiscal 2002. The sales amount converted to US Dollars amounted to $1,089,000 in the third quarter of fiscal 2003 and $895,000 during the third quarter of fiscal 2002 before the elimination of inter-company balances. Inter-company sales from Cuisine Solutions Norway are eliminated and reported as sales from either Cuisine Solutions France or Cuisine Solutions USA. Inter-company sales to the USA and France account for 88.9% compared to 67.6% during the same period in the previous fiscal year. Total Norwegian sales before inter-company eliminations in both US Dollars and Norwegian Kroners were as follows:

	Fiscal 2003	Fiscal 2002
	Norway Q3 Sales	Norway Q3 Sales	$Change	%Change

Sales in US Dollars	1,089,000	895,000	194,000	21.7%
Sales in Norwegian Kroners	7,657,000	7,971,000	(314,000)	(3.9%)
Average Exchange Rate	7.031	8.906

     Despite the sales decrease in Norwegian Kroner, sales converted in US Dollars increased due to the devaluation of the US Dollar versus the Norwegian Kroner for the respective periods.

FRANCE SALES

     The total fiscal year 2003 third quarter sales in US Dollars were $3,437,000 versus previous year sales of $2,586,000, an increase of $851,000 or 32.9%. Sales in EURO during the same period were EURO 3,243,000 versus EURO 2,947,000 respectively, an increase of 10.0%. The differences in the increase are due to the US dollar-EURO fluctuations in the exchange rate for the respective periods.

     Cuisine Solutions France fiscal year 2003 third quarter sales compared to prior year third quarter and respective exchange rates are as follows:

	Fiscal 2003	Fiscal 2002
	France Q3 Sales	France Q3 Sales	$Change	%Change

Sales in US Dollars	3,437,000	2,586,000	851,000	32.9%
Sales in EURO	3,243,000	2,947,000	296,000	10.0%
Average Exchange Rate	0.944	1.140

     Cuisine Solutions France Fiscal Year 2003 third quarter sales by sales channel were as follows:

	Q3 FY03	Q3 FY02	$Change	%Change

Food Service	$1,260,000	$878,000	$382,000	43.5%
On Board Services	393,000	436,000	(43,000)	(9.9%)
Retail	1,761,000	1,267,000	494,000	39.0%
New Business	23,000	5,000	18,000	360.0%

Total	$3,437,000	$2,586,000	$851,000	32.9%

     Cuisine Solutions France increase in sales was primarily driven by higher sales to the retail and foodservice channel. Retail sales have been successfully increased by offering additional premium private label products to French retailers and new products to the Home Service delivery. Foodservice operators are forced to deal with the thirty-five hour work week constraint and have discovered that the Cuisine Solutions product line offers a solution to the limited availability and higher cost of labor created as result of the mandated work hour rules. The increase of $382,000 or 43.5% was driven by higher sales to convention centers, hotels and large banquet events in France and Europe.

BRAZIL

     Cuisine Solutions Inc. owns 39% of a joint venture with a Brazilian partner, Sanoli Indsutria E Commercio Alimentacao Ltda., which has built a manufacturing facility and market product in the Mercosur market. The Company contributed technology to the partnership in lieu of a cash contribution.

     The Company’s investment in Cuisine Solutions do Brasil Ltda consisted of advances, Accounts Receivables for services performed and a loan. Due to the continued lack of cooperation from the Brazilian partner, the inability to obtain any financial disclosures and the Joint Venture Partners termination of Cuisine Solutions Inc. business activity in Brazil, Cuisine Solutions, Inc has written off 100% of its investment in Brazil through the end of fiscal year 2002.

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

GROSS MARGINS

	Quarter Ended

	April 5,	April 6,
	2003	2002

	(Dollars in thousands)
Net sales	$7,593	$7,654
Gross margin percentage	16.0%	12.4%
Loss from operations	$(1,402)	(1,379)

     Gross margins increased due to the refocus of the Company’s engineering resources from US operations to the strategic involvement in the foreign entities for future expansion. This resulted in lower cost of goods, whereas selling and administrative expenses increased. In addition, management has cut back to reduce operating expenses without impairing the Company’s ability to grow when demand grows. Personnel in Alexandria has been reduced by 15% to reduce cost and to cope with the current economic challenges subsequent to the end of the third quarter of fiscal 2003.

     Gross margins in France are up by 3% and in the USA by 6% respectively as a result of the reduced overhead cost and cost reductions achieved through alternative sources of supply and product mix changes even though production volumes are well below production capabilities. The gross margin in the USA would have been up by only 1% considering the reclassification of Operations Management expenses out of Cost of Goods sold.

     Consolidated Cost of goods sold decreased from $6,705,000 for the third quarter fiscal year 2002 to $6,380,000 during the same period in 2003, a decrease of $325,000 or 4.8%. $185,000 of this decrease were due to the fact that Operations Management expenses were included in last year’s Cost of goods sold but were accounted under Selling and Administrative expenses with the beginning of fiscal year 2003 because of the refocus of the Operations Management team to the strategic development of the international projects of the Company.

     Gross margins for the plant in Norway are negative due to the decrease in demand of the Norwegian product line after the slowdown of the economy which in turn impacted the ability to cover fixed production overhead cost due to the reduction in production. However, all controllable costs in Norway have been managed during the third quarter of fiscal 2003.

     Cuisine Solutions management is confident that larger sales volume with its impact to fixed costs and continued aggressive cost management will result in higher gross margins.

Selling and Administrative Expenses

	Quarter Ended

	April ,	Dec. 15,
	2003	2001

	(Dollars in thousands)
Selling and administrative costs	$2,464	$2,115

A comparison of selling and general administrative costs by plant was as follows:

	Q3 Fiscal 2003	Q3 Fiscal 2002	$Change	%Change

USA	$1,932,000	$1,752,000	$180,000	10.3%
Norway	13,000	12,000	1,000	8.3%
France	519,000	351,000	168,000	47.9%

Total SG&A Expenses	$2,464,000	$2,115,000	$349,000	16.5%

     Selling and administrative expenses increased $349,000 in the third quarter of fiscal 2003 versus the third quarter of fiscal 2002 primarily due to the reallocation of Operations Management out of Cost of Goods as described above as well as due to the increased sales support related to the increased volume in France. $196,000 of Operations Management expenses have been included in USA selling and administrative expenses for the third quarter of fiscal 2003 while last year’s amount of $185,000 has been included in USA Cost of goods sold. Considering the above, there was a real SG&A cost reduction in the USA of $16,000 or 0.9% compared to the previous year. Total Selling and administrative expenses as a percent of sales were 32.5% in the third quarter of fiscal 2003 versus 27.6% in fiscal 2002. Management does continue tight management of selling and administrative expenses and expects reduction for the balance of fiscal year 2003.

Depreciation and Amortization

     Depreciation and amortization decreased $154,000 to $255,000 for the third quarter of fiscal year 2003, compared with $409,000 for the same period a year ago. This decrease is related to equipment reaching its useful life and correspondingly has been fully depreciated.

Non-operating Income and Expense

     Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities. During the third quarter of fiscal year 2003, the Company realized a gain of $31,000 on the sale of investments.

     Interest expense relates to the borrowings by the Company’s French and Norwegian subsidiaries. At April 5, 2003, the Company had borrowings of approximately $3,088,000, bearing interest at rates ranging from 5.6 % to 9.5%. The majority of these borrowings of $2,579,000 was through its Norwegian subsidiary and includes an outstanding principal amount of $1,143,000 for the capital lease on the building in Norway and $1,328,000 in a working capital line of credit. The Company plans to reduce the working capital line of credit with Den norske Bank to lower the interest expense for Cuisine Solutions Norway. Cuisine Solutions France has a remaining principal balance on a term loan in the amount of $61,000 at 5.6% obtained to finance a plant expansion and elimination of factoring. The original loan amount equated to approximately $500,000 in September 1998. The loan is due September 2003. Additionally, Cuisine Solutions France entered in December 2000 into a five-year capital lease obligation for a cooking machine with an initial principal amount of $428,000 and 6% interest on the outstanding balance of the loan. The current portion of this loan is $107,000 and the total outstanding principal amounts to $250,000 at April 5, 2003. In October 2002, Cuisine Solutions France did enter into a ten year term loan to finance the acquisition of land and a building for a distribution plant in the amount of $195,000. This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is $16,000 and the total outstanding principal amounts to $198,000 at April 5, 2003. The total debt, at April 5, 2003 and June 29, 2002 was as follows:

			2003 Q3 Principal	2002 Principal
Lender	Description	Maturity	Outstanding	Outstanding

Den norske Bank	Overdraft Facility	Six months, renewable	$1,328,000	$1,185,000
SND	Term Loan	February 1, 2006	108,000	140,000
Hjelmeland Kommune	Capital Lease	June 1, 2014	1,143,000	1,153,000
CDN	Term Loan	September 25, 2003	61,000	138,000
NORBAIL	Capital Lease	November 20, 2005	250,000	308,000
CDN	Term Loan	October 22, 2012	198,000	—

		Total	3,088,000	2,924,000
		Less current portion	1,707,000	1,585,000

		Non-current portion	$1,381,000	$1,339,000

Forty Weeks Ended April 5, 2003 compared to Forty Weeks Ended April 6, 2002

RESULTS OF OPERATIONS

     Cuisine Solutions, Inc. reported a net loss of $3,098,000 for the third quarter year to date of fiscal 2003 compared to a net loss of $4,137,000 a year ago. The loss was primarily caused by the reduced sales volume in the USA, which in turn impacts the ability to cover fixed production overhead costs due to the reduction in production. The decrease in the loss compared to the previous third quarter year to date result was driven by an improved gross margin, reductions in general and administrative expenses and a non-operating loss in last year’s third quarter from a loss in equity from the investment in Brazil in the amount of $605,000.

NET SALES

     Revenue in the third quarter year to date 2003 decreased from $21,224,000 to $20,614,000, a 2.9% decrease compared to the previous year primarily due to the reduced sales to the Foodservice and Military channel in the USA. A summary of the Company’s operations by region and by business channel is shown below.

Total third quarter YTD sales by region are as follows (Norway inter-company sales are eliminated):

	YTD Fiscal 2003	YTD Fiscal 2002	$Change	%Change

USA	$11,870,000	$13,582,000	$(1,712,000)	(12.6%)
Norway	776,000	610,000	166,000	27.2%
France	7,968,000	7,032,000	936,000	13.3%

Total Product Sales Revenue	$20,614,000	$21,224,000	$(610,000)	(2.9%)

USA SALES

Total year to date third quarter USA sales by business channel is as follow:

	YTD Fiscal 2003	YTD Fiscal 2002	$Change	%Change

Foodservice	$3,322,000	$4,403,000	$(1,081,000)	(24.6%)
On Board Services	6,180,000	6,061,000	119,000	2.0%
Retail	1,104,000	583,000	521,000	89.4%
Military	691,000	1,943,000	(1,252,000)	(64.4%)
New Business/NRC	573,000	592,000	(19,000)	(3.2%)

Total	$11,870,000	$13,582,000	$(1,712,000)	(12.6%)

Fiscal 2003 YTD third quarter Foodservice sales decreased $1,081,000 to $3,322,000 from previous YTD sales of $4,403,000. The decrease is attributed to decreased distributor sales to hotel events, convention centers and sales to theme parks.

Fiscal 2003 YTD third quarter On Board Service sales increased $119,000 to $6,180,000 from previous YTD sales of $6,061,000. The increase is primarily attributed to increased sales to Amtrak. Most of the major airlines are still cutting back cost and the Company is experiencing a slow return to volumes of previous years.

Fiscal 2003 YTD third quarter retail sales increased $521,000 to $1,104,000 from previous YTD sales of $583,000. The increase was attributable to the continued product roll-out of premium frozen food products to the frozen packed and in-store deli markets as well as to a Co-Pack agreement for frozen salmon for re-sale to retailers during the third quarter of fiscal 2003.

Fiscal 2003 YTD third quarter Military sales decreased $1,252,000 to $691,000 from previous YTD sales of $1,943,000. The decrease is attributed to fluctuating changes in order patterns associated with the rapid re-assignment of navy carriers.

Fiscal 2003 YTD third quarter New Business sales decreased $19,000 to $573,000 from previous YTD sales of $592,000. The decrease is attributed to market testing of products to national restaurant chains as well as to the lower sales through the Fiveleaf website.

NORWAY SALES

Total fiscal year 2003 YTD Value of Norwegian shipments (includes inter-company sales):

	Fiscal 2003	Fiscal 2002
	YTD Norway Q3 Sales	YTD Norway Q3 Sales	Change	%Change

Sales in US Dollars	2,972,000	2,609,000	363,000	13.9%
Sales in Norwegian Kroners	21,708,000	23,306,000	(1,598,000)	(6.9%)
Average Exchange Rate	7.304	8.933

The third quarter YTD sales from Norway in US Dollars increased 13.9%. However, the shipment volume in Norwegian Kroner decreased by 6.9% due to the lower demand for salmon primarily in the USA. The USA sales dollar value increase resulted from the increase in the value of the Norwegian Kroner versus the US Dollar during the reporting period.

FRANCE SALES

Total fiscal year 2003 YTD Sales from France:

	Fiscal 2003	Fiscal 2002
	YTD France Q3 Sales	YTD France Q3 Sales	Change	%Change

Sales in US Dollars	7,968,000	7,032,000	936,000	13.3%
Sales in EURO	7,828,000	7,926,000	(98,000)	(1.2%)
Average Exchange Rate	0.982	1.127

The third quarter YTD US dollar value of sales from Cuisine Solutions France increased $936,000 to $7,968,000 from previous year’s YTD sales of $7,032,000. The YTD sales in EURO decreased EURO 98,000 to EURO 7,828,000 from previous YTD sales of EURO 7,926,000. The USA sales dollar value increase resulted from the increase in the value of the EURO versus the US Dollar during the reporting period.

     Total Fiscal Year 2003 year to date third quarter sales by sales channel were as follows:

	YTD Q3 FY03	YTD Q3 FY02	$Change	%Change

Food Service	$3,157,000	$2,548,000	$609,000	23.9%
On Board Services	1,266,000	1,252,000	14,000	1.1%
Retail	3,499,000	3,219,000	280,000	8.7%
New Business	46,000	13,000	33,000	253.8%

Total	$7,968,000	$7,032,000	$936,000	13.3%

GROSS MARGINS

     A comparison of net sales, gross margin percentages and losses from operations follows:

	Year to Date

	April 5,	April 6,
	2003	2002

	(Dollars in thousands)
Net sales	$20,614	$21,224
Gross margin percentage	16.8%	14.7%
Loss from operations	$(2,990)	(3,493)

     Total consolidated gross margins increased to 16.8% year to date fiscal 2003 third quarter compared with 14.7% a year ago. The gross margin increase was a result of the reduced fixed overhead cost after the restructuring during the past year including the effect from the refocus of the global operations management resulting in lower cost of goods. The reclassification of operations management expenses amounted to $516,000 YTD and was included under Selling and Administrative expenses, whereas $474,000 of similar cost were included in Cost of goods sold last year. The consolidated gross margin would have been 14.3% year to date fiscal 2003 third quarter if the above reclassification would have been considered under Cost of goods sold. Management is confident that the return to larger sales volume with its impact to fixed costs and continued aggressive cost management will result in higher gross margins.

Selling and Administrative Expenses

	Year to Date

	April 5,	April 6,
	2003	2002

	(Dollars in thousands)
Selling and administrative costs	$6,040	$6,163

A comparison of YTD selling and general administrative costs by plant was as follows:

	YTD Q3	YTD Q3
	Fiscal 2003	Fiscal 2002	$Change	%Change

USA	$4,899,000	$5,236,000	$(337,000)	(6.4%)
Norway	35,000	20,000	15,000	75.0%
France	1,106,000	907,000	199,000	21.9%

Total SG&A Expenses	$6,040,000	$6,163,000	$(123,000)	(2.0%)

     Selling and administrative expenses decreased $123,000 or 2.0% for year to date third quarter of fiscal 2003 versus the third quarter of fiscal 2002. Expenses as a percent of sales were 29.3% for year to date third quarter of fiscal 2003 versus 29.0% in fiscal 2002. The decrease was due to the aggressive cost management and attributed to the reduction of sales and administrative staff partly compensated by the reallocated cost for global operations management out of Cost of Goods in the amount of $516,000. Considering the above, the real SG&A cost reduction was $639,000 or 10.4% on a consolidated basis and $853,000 or 16.3% for the USA compared to the previous year. SG&A expenses in France increased due to the increased sales volume and cost related to the acquisition of the new distribution plant. Expenses as a percent of sales were 13.9% for the French subsidiary year to date third quarter of fiscal 2003 versus 12.9% in fiscal 2002.

Depreciation and Amortization

     Depreciation and amortization decreased $198,000 to $744,000 for year to date third quarter of fiscal year 2003, compared with $942,000 for the same period a year ago. The decrease is related to equipment reaching its useful life and correspondingly has been fully depreciated.

Non-operating Income and Expense

     Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities. The Company realized a gain of $52,000 on the sale of investments YTD third quarter of fiscal year 2003.

     Interest expense relates to the borrowings by the Company’s French and Norwegian subsidiaries. At April 5, 2003, the Company had borrowings of approximately $3,088,000, bearing interest at rates ranging from 5.6 % to 9.5%. The majority of these borrowings of $2,579,000 was through its Norwegian subsidiary and includes an outstanding principal amount of $1,143,000 for the capital lease on the building in Norway and $1,328,000 in a working capital line of credit. The Company plans to reduce the working capital line of credit with Den norske Bank to lower the interest expense for Cuisine Solutions Norway. Cuisine Solutions France has a remaining principal balance on a term loan in the amount of $61,000 at 5.6% obtained to finance a plant expansion and elimination of factoring. The original loan amount equated to approximately $500,000 in September 1998. The loan is due September 2003. Additionally, Cuisine Solutions France entered in December 2000 into a five-year capital lease obligation for a cooking machine with an initial principal amount of $428,000 and 6% interest on the outstanding balance of the loan. The current portion of this loan is $107,000 and the total outstanding principal amounts to $250,000 at April 5, 2003. In October 2002, Cuisine Solutions France did enter into a ten year term loan to finance the acquisition of land and a building for a distribution plant in the amount of $195,000. This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is $16,000 and the total outstanding principal amounts to $198,000 at April 5, 2003. The total debt, at April 5, 2003 and June 29, 2002 was as follows:

			2003 Q3	2002
			Principal	Principal
Lender	Description	Maturity	Outstanding	Outstanding

Den norske Bank	Overdraft Facility	Six months, renewable	$1,328,000	$1,185,000
SND	Term Loan	February 1, 2006	108,000	140,000
Hjelmeland Kommune	Capital Lease	June 1, 2014	1,143,000	1,153,000
CDN	Term Loan	September 25, 2003	61,000	138,000
NORBAIL	Capital Lease	November 20, 2005	250,000	308,000
CDN	Term Loan	October 22, 2012	198,000	—

		Total	3,088,000	2,924,000
		Less current portion	1,707,000	1,585,000

		Non-current portion	$1,381,000	$1,339,000

The Company believes that the carrying values of the amounts outstanding under the above debt instruments approximate fair value.

Provision for Taxes

     No provision for income taxes was made during the third quarter of fiscal 2003.

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

     The Company’s costs of its Norwegian subsidiary are denominated in Norwegian Kroner. Sales of products from its Norwegian subsidiary are made in the currency of the purchasing jurisdiction and are subsequently recorded in Norwegian Kroner. The Company plans to change the billing from Norwegian Kroner to the EURO to reduce the exchange rate risk and to minimize the financing cost of the Norwegian susbsidiary. The Company does engage in forward contracts for Norway shipments to the USA where these shipments are predictable with the objective of protecting planned profit margins. The USA does not purchase product from France and therefore, does not have any exposure to foreign exchange other than translation adjustments during consolidations.

     During the previous fiscal year the sales to Airline accounts were approximately 36% of total revenues and sales to the Foodservice Industry 34%, primarily to hotel restaurant and banquets. Both of these industries have been affected due to the decreased travel related to the September 11, 2001 tragedy in the United States of America. Management is confident that the business cycle will swing back as well as possibly offer new opportunities for the Company. Management has initiated significant cut backs and is re-directing sales efforts to other business channels.

     Management cannot predict what the final outcome may be or the return to normal business travel, nor can it completely identify all of the potential new opportunities that may be available.

Liquidity and Capital Resources

     At April 5, 2003, the Company’s combined total of cash and short-term investment balances was $941,000, compared with $1,958,000 at June 29, 2002. This decrease is the result of the operating loss, the decrease in investments partly compensated by the increase in accounts payable and accruals. The Company held long term investments of $1,721,000 and $2,608,000 at April 5, 2003 and June 29, 2002, respectively, with maturities greater than one year. Long term investments include US Treasury Notes and corporate bonds of which 1,450,000 notes with a current market value of $1,558,000 are used as collateral for the Standby Letter of Credit to secure the overdraft facility of the Norwegian subsidiary. There are no other restrictions on cash balances at the end of the fiscal 2003 third quarter. Subsequent to the third quarter, the Company is in process to reduce the cash collateral for the Standby Letter of Credit by reducing the overdraft facility of the Norwegian subsidiary with the intent to reduce the financing cost at high interest rates in Norway.

     Net cash used by operations amounted to $1,320,000 for year to date 2003, compared to cash provided of $1,408,000 a year ago. Cash in the amount of $139,000 was provided by investing activities, largely due to the sale of investments of corporate bonds to finance operations. Cash in the amount of $164,000 was provided by financing activities primarily as a result of the additional loan to finance the distribution plant in France.

     The Company’s Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of April 5, 2003, $1,328,000 was outstanding under this overdraft facility. The maximum amount available under line of credit is currently $1,352,000. As indicated above, the Company plans to reduce the overdraft facility to reduce the financing cost of the Norwegian subsidiary by granting a short-term loan from Cuisine Solutions France at a lower market rate in EURO compared to the high interest rate in Norway.

Future Prospects

Marketing Efforts

     For the balance of fiscal year 2003, the Company’s strategy will involve stabilizing the business to the existing customers and increasing the Cuisine Solutions market share while exploring new opportunities of pre-prepared frozen entrees in the banquet, airline, rail and retail industries. During the third quarter of fiscal 2003, management pursued further opportunities to present Cuisine Solutions product to the military and retail chains. The further product roll out of the retail packaged product line under the Cuisine Solutions Brand to the US retail market was achieved during the third quarter. The Company continues to pursue the strategy in retail private packaged meals (fresh and frozen) and sales effort and resources are directed towards more profitable channels. Cuisine Solutions France was able to increase the productivity of the plant, added further national key accounts to the Foodservice and the On Board Services channel as well as additional products to existing retail key accounts.

Foodservice

     The Foodservice channel will continue to manage the hotel restaurant menu program while working to reduce distribution costs of shipping direct to hotels. The fiscal 2003 strategy involves the continued penetration into large key national accounts, banquet centers and casinos. Demand for foodservice product in France increased significantly and expects further growth for the balance of fiscal 2003 due to the continued customer satisfaction with the quality and variety of product offered by the Company.

On Board Services

     On Board Services was highly affected by the recent slowdown of the travel industry, and specifically by the cost saving programs of the major airlines in the USA. Cuisine Solutions plans to continue with the sales strategy to return to sales growth by a continued push for USA accounts and a new focus on the European airline market. As the airline and related support industries consolidate their workforce, Management will explore every opportunity to make Cuisine Solutions product available to the industry to allow airlines to continue to provide high quality first class and business class meals, but with greater flexibility and less labor using the Cuisine Solutions product line. ‘Buy-on-Board’ meals is one among other solutions offered to the industry.

Retail

     Retail objectives include the further penetration into the USA in-store deli of targeted retailers as well as the completion of the product rollout of premium frozen retail products into the USA and French market. The benefit of retail sales includes high volume potential, economies of scale from production and lower distribution and administrative cost per sales order. Management initiated a strategic effort into retail sales in order to diversify the sales channels of the Company and to provide the opportunity for large volume sales that would increase the efficiency of the total Company product line.

France

     Cuisine Solutions France has experienced significant growth during the last three years and contributed with its profits to the Company’s cash flow since the acquisition by Cuisine Solutions in 1999. Management will continue with its strategic plan to expand the selling efforts not only to France but as well as to other European countries, especially Germany and the United Kingdom. Although the overall travel industry suffered declines during the past fiscal year, Management credits the thirty-five hour work week rule and its impact on labor cost in France for the increase in demand for the Foodservice channel, the successful product rollout of premium frozen packaged products to retailers as well as aggressive cost control for the delivery a positive net income in France.

     Cuisine Solutions France will continue to pursue additional product line expansion into the On Board Services and retail market and attempt to increase its market share and product facings.

Chile

     On June 12, 2001, the Company signed an agreement to create a partnership to build a sous vide processing facility in Chile. The purpose of the facility would be to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. Cuisine Solutions, Inc. initially was to sell the Norwegian facility to the Chilean Group as sole investment required to own 48% of the new joint venture, Cuisine Solutions Chile. The agreement was terminated without any prejudice between the partners during the third quarter of fiscal year 2003 due to administrative difficulties. However, the partners together continue with the development of the facility in Chile. A new agreement has not been signed between the partners yet but is expected before the opening of the new plant in fiscal 2004.

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

Foreign Currency Risk:

     The majority of the Company’s sales are denominated in U.S. Dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The Norwegian subsidiary’s sales are denominated in Norwegian Kroner while the French subsidiary reports in EURO. As currency exchange rates, translation of the income statements of the Norway and French operations into U.S. Dollars affects year-over-year comparability of operating results. Sales, which are subject to these foreign currency fluctuations, are currently 42% of the Company’s sales. The net assets of the subsidiaries are approximately 42% of the Company’s net assets. The Company does currently not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

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

Item 4.  Controls and Procedures

     Within 90 days prior to this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company’s periodic SEC filings. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

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

Item 5.  Other Events

     On May 1, 2003, David Jordan resigned from the Company’s Board of Directors due to conflicting professional responsibilities with his employer.

     On May 14, 2003, Robert Murphy’s employment as COO of Cuisine Solutions was terminated to further reduce the Company’s cost at its US operation. Subsequently, Mr. Murphy resigned from the Board of Directors of the Company.

Item 7.  Financial Statements and Exhibits

EXHIBIT 99.2 (Press Release dated May 20, 2003)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.

Date: May 20, 2003	By: /s/ Stanislas Vilgrain Stanislas Vilgrain President and CEO

By: /s/ Andreas Pfann Andreas Pfann Chief Financial Officer, Treasurer and Corporate Secretary

CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICERS
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: May 20, 2003

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

Date: May 20, 2003

/s/ Andreas Pfann

Andreas Pfann
Chief Financial Officer, Treasurer
and Corporate Secretary
(Principal Financial and Accounting Official)