Form 10-K
period 2003-06-28
CUISINE SOLUTIONS INC
filed 2003-09-26
CIK 737602

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE —— ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED: June 28, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES —— EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ___________________ TO ______________________

COMMISSION FILE NUMBER: 0-12800

CUISINE SOLUTIONS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	52-0948383

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

85 South Bragg Street, Suite 600, Alexandria, VA 22312

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 270-2900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED

None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.01 per Share

(TITLE CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 12, 2003 as reported on the NASDAQ/OTC Bulletin Board Market Quotation System, was approximately $2,664,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 12, 2003, there were 15,824,788 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Parts III and IV of this Form 10-K Report: Proxy Statement for Registrant’s 2003 Annual Meeting of Stockholders to be filed — Items 10, 11, 12 and 13.

Exhibit Index is located on page 16.

PART I

ITEM 1. BUSINESS

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Cuisine Solutions produces and markets prepared foods to the Food Service Industry to include sales channels such as airlines, passenger trains, harbor cruise lines, retail supermarket in-store delis, national restaurants and hotel banquets. During the fiscal year 1999, the Company started in a second industry segment relating to international management services. The Company will provide ongoing management advisory services under separate service contracts to include global management and food manufacturing expertise. No fees were earned for management services during fiscal year 2003.

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

In addition to quality, Management also saw the growing need for clean ingredient statements, meaning reduced use of chemical preservatives to enhance flavor and shelf life.

The special cooking process involved in the preparation of Cuisine Solutions’ products use chef developed recipes and only the finest quality ingredients. The cooking process involves slowly cooking the products for a longer period of time than most food companies and at lower cooking temperatures. This special process is a culmination of culinary art and food science in that it requires precise controls of the cooking process, and each precise control is applied to each individual recipe. This process involved a decade of research and development to produce the wide range of high quality products currently offered by Cuisine Solutions. This entire process is managed through computerized cooking equipment under the supervision of culinary professionals.

What does this mean to the market place? Today’s consumer trends are moving heavily towards fast food and convenience. What has suffered in the meantime is culinary quality and nutrition. The trend also includes an increased demand for high quality, unique ethnic recipes.

The Cuisine Solutions product line enables foodservice providers requiring exceptional quality to purchase fully cooked, high quality products from Cuisine Solutions rather than the alternative of preparing products from scratch.

Cuisine Solutions products also enable foodservice providers to provide a wide range of products and eliminate the need for raw materials and logistics, especially for last minute events. Our products help reduce the labor required to prepare food products, increase food safety by reducing manual product handling, reduce yield losses, and provide consistent portion sizes.

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

Supported by the best and most experienced technical team in this cooking technology and enhanced by the collaboration of some of the best culinary chefs in the industry, Cuisine Solutions provides unique value to the market place with its quality consistent products. It gives the struggling, overworked, understaffed foodservice operators expanded menu lines, labor savings, flexibility, serving time reduction, reduced yield losses and increased food safety.

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

The Company maintains manufacturing facilities in the United States, Norway and France. A new joint venture facility with a Euro-Chilean partnership will be opened in Chile during fiscal 2004.

Cuisine Solutions, USA:

Cuisine Solutions operates a thirty-nine thousand square feet manufacturing facility located in Alexandria, Virginia. The facility is USDA and HACCP certified, and has the ability to produce the complete range of Cuisine Solutions products including a high volume enrobed pasta line.

Cuisine Solutions Norway:

Cuisine Solutions operates a sixteen thousand square feet facility located on a fjord in Hjelmeland, Norway. The award winning facility produces fully cooked salmon in a variety of sizes and flavors. This HACCP certified facility uses only the highest quality Norwegian Salmon in its facility, and produces product that is shipped to North America, Europe and Scandinavia.

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

Cuisine Solutions Chile:

In June 2001 Cuisine Solutions entered into a joint venture agreement with a Euro-Chilean partnership that will build a processing facility in Chile to produce a wide range of seafood items. The sous-vide process works exceptionally well with seafood, and the proximity to the source of high quality, lower cost materials should place Cuisine Solutions with a significant advantage in regard to both product quality and cost. The original agreement was terminated without any prejudice between the partners during the third quarter of fiscal year 2003 due to administrative difficulties. However, the partners continue with the development of the facility and anticipate the facility to be in place by the end of calendar 2003. A new trade agreement has been signed between the partners subsequently to the end of fiscal year 2003.

Cuisine Solutions has been growing consistently since fiscal year 1998, until the events of September 11, 2001 negatively impacted the travel industry which is a major source of the Company’s revenue. As a result, the Company consolidated the sales channels, placing airlines, national restaurant chains, hotels and banquets under one Management Group. Cuisine Solutions has been able to successfully reduce administrative cost through the elimination of positions and reduction of business travel. Management continues its strategic plan to provide product awareness in the retail and hotel banquet sales channels as well as increased market share of the airline and railroad market opportunities.

Cuisine Solutions currently serves product through the following sales channels:

On Board Services: Airlines, Railroad and Cruise Lines;
Foodservice: Hotel banquets, Convention Centers, Sport Stadiums and other Special Events such as the Superbowl, and the Olympics;
Retail: Supermarket In-Store Deli, Premium frozen packaged foods
Military: Sales through distributors supplying USA military
Restaurant Chains, local & national

The On Board Services (OBS) channel includes customers that provide transportation services to the general public and serve meals. With chef created high quality fully cooked pasteurized products, and the ability to make changes quickly and easily, Cuisine Solutions has become the preferred supplier to the world’s top airlines for their business and first class services. Airlines and On Board Service caterers also recognize the value of Cuisine Solutions global presence, which allows them to design high-class menus to the United States from Europe and South America. The ability to create high quality meals in three continents gives Cuisine Solutions a strong competitive edge in the development of standardized quality meals for non-USA and USA airlines with flight routes departing from South America and Europe. Most USA carriers are now working with Cuisine Solutions and the Company is developing commercial relations with large European and South American airlines and caterers. The Company is also the supplier of choice for national railroad companies in the USA and France. Focused effort and services towards this market has allowed Cuisine Solutions to increase its market share. The On Board Services channel experienced consistent growth over the past years, until the negative impact of the September 11, 2001 terrorist attacks in the USA resulted in extremely limited business travel during the subsequent months, a major source of Cuisine Solutions sales revenue via sales to the airlines and the hotel banquet industries. However, Cuisine Solutions reputation for high quality products and services along with its international presence should allow the Company to rebound as the airline industry recovers. Management will continue to strengthen the business relationships with most of the major US airlines and passenger rail lines through providing continued value, service and flexible solutions depending upon the current demand in the industry. This includes, for example, a ‘Buy-on-Board’ meal service for the airline industry.

The Foodservice sales channel serves product to hotel banquets, hotel restaurants, sports stadiums, large special event caterers, and national restaurant chains. Cuisine Solutions products are attractive for foodservice operators who are often understaffed and overworked, as it improves both their revenue capability and their meal costs. Revenue capability is improved as Cuisine Solutions products and menu services enhance and enlarge food operators menu offerings, increases their table rotation through faster delivery of meals, and improves the quality, safety and consistency of their menu offerings. Cuisine Solutions products facilitate the offerings of special menu and promotions programs, which result in higher customer headcount and a higher average check per customer. The cost of meals is reduced for the food operator as Cuisine Solutions products and technical services reduce labor cost and yield losses, and lower utility and equipment use time. Cuisine Solutions products also offer a unique way of controlling portion costs and recipe execution. Pre-prepared entrees also offer additional savings in kitchen space, equipment, capital investment and leasehold improvement costs.

There are many prepared food manufacturers in the industry, but most can be classified as large processors with mass production and lower quality associated with mass production frozen foods. They operate large, heavily capitalized facilities, providing very little flexibility, variety and responsiveness to the market place. Smaller manufacturers can provide more flexibility and variety, but are limited in capacity, and do not have global expansion opportunities. Our competitors do not have access to our sous-vide technology that involves significant R&D in addition to specialized equipment and equipment knowledge. The Foodservice channel provides the highest gross margins to the Company. Objectives for Fiscal 2004 include continued penetration into key national accounts, banquet centers and casinos. Management intends to pursue larger accounts during fiscal 2004 since Cuisine Solutions pricing, both current and future, will be affected by the number of products and the efficiency and productivity of both the sales force and production facilities. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions’ products. Management believes this value increases in the current economic and political situation challenging today’s business environment. In the meantime, Management has, and will continue to initiate further cost reduction programs and product line changes to meet the changing needs of the industry.

Cuisine Solutions initiated its strategic involvement in the retail sales channel upon completion of the acquisition of the French subsidiary, Cuisine Solutions France, in December 1999. Cuisine Solutions France has been achieving considerable success with its retail partnership with French retailers in the packaged, premium private label category. Cuisine Solutions France has had consistent sales growth in the previous years in the retail channel. French consumers are demanding when it involves food quality. Cuisine Solutions offers better quality, consistency, cost reduction and food safety, as well as the culinary expertise to help the retailer enhance product selections and seasonal varieties. To evaluate retail opportunities in the USA, Cuisine Solutions initiated a strategy to introduce its product line to the USA retailers via the in-store deli market. The marketing strategy enabled Cuisine Solutions to take advantage of the quality, consistency, cost and safety benefits provided to the Company’s Foodservice customers and initiate in-store deli programs in the USA with minimal additional marketing investments. The deli program also caught the attention of retail frozen food executives which resulted in the first packaged product line sold in the USA under the Cuisine Solutions Brand. The Company plans to continue these efforts as the retail market trends show increasing demand for high quality, value priced items that are simple to prepare in both the retail store and in the home of consumers. Retail objectives for fiscal year 2004 include further penetration into the USA in-store deli of targeted retailers as well as a planned national roll-out of premium frozen retail products into the USA market.

Military sales involve sales through distributors for the USA armed forces with an emphasis on sales to the US Navy. Military sales continue to be managed via a broker/distributor. The Company has placed specific objectives for the broker and eliminated a commission compensation structure, invoicing the broker directly for all orders and placing the responsibility for inventory and accounts receivable management on the broker/distributor. The military channel could not realize the volume from the previous year as a result of the ships assigned to sea duty in the preparation for the war with the Iraq. The Company will further support the opportunity for this sales channel by offering our product to other branches of the military and government agencies. The Cuisine Solutions product line is ideal for situations that call for long shelf life, high quality, easy preparation and high levels of food safety.

Cuisine Solutions, Inc. was incorporated in the State of Delaware in 1974. Its principal executive offices are located at 85 South Bragg Street, Suite 600, Alexandria, VA 22312 and its telephone number at that location is (703) 270-2900.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key customers, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause the Company’s actual results for 2003 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

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

During fiscal years 1991 through 1996, the Culinary Division successfully built its sales volume from zero to over $2 million in fiscal year 1991, and by fiscal year 1996 to $16 million. During fiscal year 1997, the Company restructured its sales organization to develop a focused sales and marketing strategy. The Company embarked on strategic marketing campaigns to educate the market place to the advantages of sous-vide processing and increase awareness of the existence of the Company and its product line. During this first year of the strategic marketing effort and re-organization, fiscal year 1997 sales declined to about $14 million. During fiscal year 1998 the Company continued its reorganization while sales remained steady at $14 million. During fiscal year 1999, sales increased to over $20 million, an increase of approximately 48%.

In 1998, the Company entered into a joint venture to construct a manufacturing facility in Brasilia, Brazil to service airlines in the Mercusor markets, our European retail customers that have a strong presence in Brazil, and to provide low cost poultry and beef product exports to the European markets. The Brazilian facility established regular operations at the beginning of fiscal year 2002. Towards the end of fiscal year 2002, the Company filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the Cuisine Solutions Inc. joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. Due to the continued lack of cooperation from the Brazilian partner, the inability to obtain any financial disclosures and the Joint Venture Partners termination of Cuisine Solutions Inc. business activity in Brazil, Cuisine Solutions, Inc has written off 100% of its investment in Brazil through the end of fiscal year ended June 29, 2002.

In 1999, the Company acquired the French company, Nouvelle Carte, to supply airline customers in Europe as well as supply global foodservice and retail customers.

During fiscal year 2000, sales increased to $36 million, an increase of 30.2% over fiscal 1999. Fiscal year 2001 sales slightly increased over $36 million while fiscal year 2002 sales decreased by 21% to $29 million due to the economic downturn during fiscal year 2002 precipitated largely by the terrorist attacks in the USA on September 11, 2001 and the subsequent negative impact on the travel industry.

Fiscal year 2003 sales decreased by 3% to $28 million primarily due to the decreased revenue of the Military, the On Board Services and the Foodservice channel in the USA.

PRODUCTS

The Company develops, produces and markets chef-created fully cooked, fully prepared entrees and sauces. The products are high quality items without the high-end price since they can be produced in large volumes. The product line consists of items not usually available to our customers such as Osso Buco, Chilean Sea Bass, Beef Wellington, Lamb Shanks and Stuffed Pork Chops as well as staple items such as plain and stuffed chicken breast. The precise cooking process allows the Company to prepare a perfect duck breast, rack of lamb or veal chop. The combination of the unique cooking process, the internal culinary expertise and international distribution has been critical to the Company’s strategy to date.

The sous-vide cooking process involves preparing a product with the required spices, vacuum sealing the product, and cooking the product under water for precise times at precise temperatures. This precision in time and temperature allows the Company to produce the exact specification on any protein item produced. The process is controlled by computerized systems, and each item is exact every time. The cooking process also provides an eighteen-month shelf life on most protein items without the need for any food additives or preservatives. The product has enormous application with health conscience retailers and health care organizations due to the omission of additives in our products.

The Company packages its products in two ways, Foodservice packs and Retail carton packs. Most Foodservice pack products are vacuum-sealed and frozen in either single or multi-serving packaging and then case-packed. Single-pack items provide maximum customer flexibility, while multi-serving packs provide additional efficiency and economy for large-scale preparations. The USA and French facility packages retail cartons for the frozen and refrigerated retail sales area for retail supermarkets.

DISTRIBUTION

The majority of Company sales are frozen products shipped throughout the USA and Europe. Cuisine Solutions Norway provides most of the salmon products globally while France and the USA produce non-salmon products for Europe and the USA respectively. All products are shipped frozen except for some retail sales in France, which are refrigerated. The French retail sales are all final sales, and the retailer bears the risk for any unsold product. The French facility maintains one additional third party warehouse for storage, while the USA maintains four third party outside warehouses at the end of fiscal year 2003. Most of the warehouses were created to support the Foodservice sales requirements for short lead times and product availability. The Company can quickly and easily add or subtract additional outside warehouses when and where it is deemed necessary.

The Company sells one hundred percent of its product through its own sales personnel located in either France or the USA. Norway does not have a sales force. Norwegian product is sold to either France or the USA as inter-company sales, or sold by the sales team to ship directly from Norway to customers located in Europe. All USA sales are to USA markets, and French sales to European markets.

RAW MATERIAL STATUS

The Company historically purchased its raw materials from a number of different suppliers at spot market prices except for USA poultry which is purchased by contract. The practice of spot market purchasing and bidding out to suppliers does not allow the Company to take advantage of annual low prices in certain commodity markets, nor does it allow the Company to develop strategic partnerships with suppliers. Since systems now provide forecast capabilities and the related material requirements, the Company does engage in a more strategic approach to procurement and developed strategic purchasing programs. During fiscal year 2003, the spot market price of raw salmon remained relatively stable.

PATENTS AND TRADEMARKS AND OTHER ITEMS IMPORTANT TO OPERATING SEGMENTS

The Company believes that its Cuisine Solutions, Inc. and Vie de France Corporation trademarks are important to its business success. Accordingly, it takes the necessary steps to protect them. During fiscal year 1998 the Company assured its protection by transferring the ownership of all trademarks it owns to Cuisine Solutions, Inc. in addition to maintaining the Vie de France Corporation trademark. The Company and Vie de France Bakery Yamazaki, Inc. entered into a Trademark and Service Mark License Agreement in 1991 and, in conjunction with the sale of the Restaurant Division, amended and restated this agreement. In 1997, the Company secured the use of a packaging trademark called MicroRoast™ and MicroRoti™ to be used in the U.S. and European market, respectively. This new packaging is designed for use in microwave ovens and imparts a roasted quality to our value-added entrees.

During fiscal year 2002, the company has secured in Europe and in the USA the service trade mark “Your Culinary Partner” and “Votre Partenaire Culinaire” which is being used in our global advertising campaign.

CUSTOMER DEPENDENCY

The Company’s largest customers involve two airline distributors that buy product from Company based upon related demand from airline customers. The Company sells product to many major airline companies, and does not have a dependency on any one airline.

The Foodservice channel consists of a wide base of hotel banquet and convention centers in a decentralized purchase decision environment and no single customer can have a material impact on the total Company.

SEASONALITY

The seasonality of the hotel banquet industry, in which sales demand typically peaks in September through December, and March through June, no longer has a major impact on the total Company due to growing sales of the other sales channels.

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

RESEARCH & DEVELOPMENT

The Company invested $240,000, $395,000 and $593,000 in research and development activities in fiscal years 2003, 2002 and 2001, respectively. The Company maintains a staff of experienced culinary and food science professionals in order to provide the marketplace with innovative products on a continuous basis. The international staffing in the USA and in France provides the Company with the latest in culinary trends on both sides of the Atlantic. The French facility provides a source of dedicated culinary professionals since the French culinary training is known for its dedication to the art of perfection with regard to food preparation.

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

The Company’s production facilities in Norway and France meet European Community standards and regulations. The Norwegian products, along with certain raw materials, are subject to import regulations.

EMPLOYEES

The Company employs approximately 180 people including full-time and part-time workers and corporate staff.

GEOGRAPHIC SALES

The Company’s sales are primarily focused in the United States, with sales representing 56.4%, 63.2% and 70.4% of total sales for fiscal years 2003, 2002 and 2001, respectively.

ITEM 2. PROPERTIES

The Company owns the French facility and property, and leases its USA office and its USA and Norwegian manufacturing facilities. The French facility located in Louviers, France is approximately 15,000 square feet. The U.S. plant, located in Alexandria, Virginia, is approximately 39,000 square feet. The Norway plant, located in Hjelmeland, Norway, is approximately 16,000 square feet. The Company’s Norway plant is structured as a twenty-year capital lease whereby the Company will own the facility at the end of the lease term on August 31, 2014. The Company owns substantially all of the equipment used in its facilities. Lease commitments and future minimum lease payments are shown in Note 9 to the Consolidated Financial Statements, which is included in this Form 10-K.

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

The Company’s investment in Cuisine Solutions do Brasil Ltda consisted of advances, Accounts Receivables for services performed and a loan in the amount of $763,000 that was granted to the Joint Venture Partner during fiscal year 2001. The loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus spread accepted by the Central Bank of Brazil at the time of repayment. The loan was to be repaid within one year and was in default at June 28, 2003.

At the end of fiscal year 2002, the Company has filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. The Company claims full recovery of the amounts owed by Cuisine Solutions do Brasil Ltda, including the loan of $763,000, and in addition the management and administrative fees of $895,000 according to the Joint Venture agreement with the Brazilian Partner. The managing directors of Cuisine Solutions do Brasil Ltda, Jose Sanchez Aguayo and Rodrigo Sanchez, were named as nominal defendants in the lawsuit. Due to the current stage of the filed lawsuit, management cannot predict a judgement from this lawsuit.

Cuisine Solutions, Inc. has been named as a Co-Defendant in a civil garnishment action in the amount of $625,000 styled Caisse Regionale du Morbihan et de Loire Atlantique du Credit Maritime v. Food Research Corporation at law No. 210370, currently pending in the Circuit Court of Fairfax County, Virginia. In this case, Plaintiff alleges that it obtained a judgment against Food Research Corp. in France, which it now seeks to enforce upon assets of the entity and Cuisine Solutions, Inc. in the Commonwealth of Virginia.

Earlier this month (September 2003), Cuisine Solutions filed its answer to Plaintiff’s garnishment summons, denying that it possesses or controls any funds, assets or any other property belonging to Food Research Corp. Accordingly, Cuisine Solutions denies any liability in this case.

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

Year ended June 28, 2003	High	Low
First Quarter	$.760	$.300
Second Quarter	.510	.240
Third Quarter	.800	.200
Fourth Quarter	.800	.280

Year ended June 29, 2002	High	Low
First Quarter	$1.250	$.880
Second Quarter	1.070	.550
Third Quarter	.900	.250
Fourth Quarter	.800	.500

Year ended June 30, 2001	High	Low
First Quarter	$1.625	$1.031
Second Quarter	2.125	1.031
Third Quarter	2.000	1.094
Fourth Quarter	1.410	.950

As of September 12, 2003 there were approximately 605 holders of record of the Company’s Common Stock.

No dividends were paid during fiscal year 2003, 2002 and 2001.

On November 30, 1998, the Company was notified by NASDAQ that it no longer met the minimum $1.00 bid requirement to be included in the NASDAQ National Market and was delisted. The Company currently trades on the OTC Bulletin Board.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY
(in thousands, except per share amounts)

	2003	2002	2001	2000	1999

Net Sales	$27,812	$28,616	$36,138	$35,810	$27,492
Loss from operations (1)	(4,022)	(4,944)	(660)	(2,313)	(1,523)
Net loss (2)	(4,092)	(6,027)	(861)	(1,980)	(634)
Loss from operations per share	(0.25)	(0.31)	(0.04)	(0.16)	(0.10)
Net loss per share	(0.26)	(0.38)	(0.06)	(0.13)	(0.04)
Total assets	16,428	18,197	22,761	24,357	26,874
Long term debt, including current portion	3,661	2,924	2,582	2,449	2,569
Stockholders’ Equity	7,466	11,156	16,514	17,392	19,342
Dividends per share	—	—	—	—	—

(1)	Includes amortization of $95 and subsequent impairment of pre-operating capitalized web site development cost of $619 in 2002

(2)	Includes loss in equity from investment in Brazil of $997 in 2002 and $661 in 2001 respectively

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

A summary of the Company’s significant accounting policies is included in Note 1 to the Consolidated Financial Statements. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas.

Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, requires management judgments regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Assets to be held and used affected by such an impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated useful life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. Management determines the depreciable lives based on estimates of the period over which the assets will be of economic benefit to the Company and management periodically reviews the remaining depreciable lives based upon actual experience and expected future utilization.

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead. Obsolete or unusable inventories are reflected at their estimated realizable values.

The Company accounts for corporate income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires and asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company has fully reserved it deferred tax asset as a result of recurring losses and current projections of future operating results.

RESULTS OF OPERATIONS

Fiscal year 2003 revenue of $27,812,000 reflects a consolidated sales decrease of 2.8% from fiscal year 2002 revenue of $28,616,000. The decrease in sales was due to a 13.2% decrease in US sales, partially offset by a 17.9% increase in sales from France and a 5.6% decrease in non-inter-company sales from the Norwegian subsidiary. The overall sales decline was driven by reduced travel and cost saving programs of large Cuisine Solutions customers, specifically the airlines, in addition to the slow down in the economy during the reporting period. Cuisine Solutions Norway gross sales in US dollars increased by 19.4% while gross sales in Norwegian Kroner decreased by 1.5%. Approximately 74% of the sales from Cuisine Solutions Norway are inter-company sales to the USA and French subsidiaries, and eliminated during the financial consolidation process.

Net losses for fiscal year 2003 were $4,092,000: $1,935,000 lower than fiscal year 2002 losses of $6,027,000 due primarily to the amortization and impairment charges recognized of approximately $714,000 relating to the FIVELEAF website and recognition of losses in the amount of $997,000 from the write-down of the Brazil investment during fiscal year 2002. Additionally, the Company was successful in lowering costs in fiscal 2003 by the reduction of plant personnel and salaries in Alexandria. The return of sales to the airline industry to pre September 11, 2001 levels has not yet been achieved, however, the Company is working on flexible solutions to foster sales growth and meet the changing needs of the industry.

Cuisine Solutions France had the fourth consecutive profitable year since the acquisition by Cuisine Solutions 1999. Since the acquisition, the French subsidiary has contributed more than one and a half million US dollars in cash flow to the Company. In spite of the lackluster economy during the last two years, the French subsidiary reported profitable results and double digit growth in the Foodservice channel in France. Although the overall travel industry suffered declines during the past fiscal year, Management credits both the thirty-five hour work week rule and its impact on labor cost in France for the increase in demand for the Foodservice channel as well as aggressive cost control for the delivery a positive net income in France.

Cuisine Solutions Norway recorded a loss of $733,000 for fiscal year 2003 comparing to a loss of $19,000 in fiscal year 2002. The loss was due to the decreased demand of the Norway product line after the economic slowdown ; consequently fixed overhead costs were spread over smaller production quantities, which resulted in higher cost of sales and lower net result. The Company placed the Norwegian operations under the management of Cuisine Solutions France to implement initiatives to improve operating results and liquidity of the subsidiary.

Net losses for fiscal year 2002 and 2001 were $6,027,000 and $861,000 respectively against sales of $28,616,000 in fiscal 2002 and $36,138,000 in fiscal 2001. The increase in losses from 2002 to 2001 was due to the decline in USA sales, the amortization and impairment of the FIVELEAF website in the amount of $714,000 and the recognition of losses in connection with the write-down of the investment in Brazil in the amount of $997,000.

SALES AND GROSS MARGINS

The Company’s sales of high-quality foods are sold to airlines, retail supermarkets, hotel and convention center banquets, passenger rail lines and harbor cruise lines. USA sales account for 56.4 % of total revenue, while France and Norway account for 39.3% and 4.3%, respectively after elimination inter-company sales. Norway produces product for both France and the USA and total Norwegian production accounts for approximately 12.3% of total Company sales.

A comparison of net sales, gross margin percentages and losses from operations as follows:

		Year Ended
	June 28,	June 29,	June 30,
	2003	2002	2001

Net Sales	$27,812,000	$28,616,000	$36,138,000
Gross margin percentage	17.8%	16.4%	24.7%
Loss from operations	$(4,022,000)	$(4,944,000)	$(660,000)

The Company’s net sales decreased by 2.8% to $27,812,000 in fiscal 2003 from $28,616,000 in fiscal 2002 due to the continued crisis in the travel and lodging industry. The current year sales decreases primarily affected the Foodservice, On Board Service and Military channels and were driven by the reduction in travel, temporary cost saving programs of large customers and missed opportunities to promote our products to the US Navy. During fiscal 2003, approximately 40% of Cuisine Solutions global sales involved meals to airlines through airline caterers. Fiscal year 2003 On Board Services and Foodservices sales decreased each by 7%. Military sales decreased by 60% while the Retail channel grew by 20% during fiscal 2003.

Gross margins as a percent of sales increased to 17.8% for fiscal 2003 compared to 16.4% in fiscal 2002, and 24.7% in fiscal 2001. Gross margins increased due to the refocus and reclassification from cost of goods sold to selling and administrative expenses of the Company’s engineering resources from US operations to the strategic involvement in the foreign entities to promote future expansion. This resulted in lower cost of goods, whereas selling and administrative expenses increased. The reclassification of operations management expenses amounted to $579,000 for fiscal year 2003 and was included under Selling and Administrative expenses, whereas $583,000 of similar cost were included in Cost of goods sold last fiscal year. Consolidated gross margin would have been 15.7% for fiscal year 2003 excluding the effects of the above reclassification. In order to reduce cost of sales and improve margins, personnel in Alexandria was reduced by 15% during the fourth quarter of fiscal year 2003. The reduction in personnel cost were accompanied by a focused effort to sell off and reduce excess inventory. Fiscal year 2003 Cost of goods sold included a significant obsolescence charge of $215,000 relating primarily to inventory produced for the airlines fall and winter 2001 menus which were never ordered due to the September 2001 terrorist attacks. Further cost reductions have been achieved through alternate sources of supply and product mix changes. Fiscal year 2001 gross margins were considerably higher than 2002 and 2003 due to the significant higher sales accompanied by lower overhead cost in relation to those sales.

Cuisine Solutions has strategically built other sales channels over the previous years to include military and retail accounts and meals for passenger trains, and has seen consistent results in its French subsidiary.

While there are increased concerns in the marketplace, Management of Cuisine Solutions will continue the execution of its strategic plans for fiscal 2004, and remain pro-active during this period of uncertainty.

SELLING AND ADMINISTRATION EXPENSES

A comparison of selling and general administrative costs follows:

Year Ended

June 28,	June 29,	June 30,
2003	2002	2001

$8,757,000	$8,702,000	$9,451,000

Selling and administration costs as a percentage of sales were 31.5% in fiscal 2003, 30.4% in fiscal 2002 and 26.1% in fiscal 2001. The percentage increase in selling expenses from fiscal 2003 versus fiscal 2002 is a result of the reclassification of the Company’s engineering expenses from Cost of goods sold to selling and administrative expenses. The expenses related to the engineering resources in the USA amounted to $579,000 for fiscal 2003 and were included in selling and administrative expenses compared to last year’s expenses of $583,000 which were included in Cost of goods sold (see ‘SALES AND GROSS MARGINS’). Excluding the impact of the reclassifications, SG&A costs decreased by $524,000 or 6% on a consolidated basis compared to the previous year. The cost reductions in the USA were partially offset by increased SG&A expenses in France as a result of the increased sales volume and additional costs incurred relating to the acquisition of a new distribution plant.

DEPRECIATION AND AMORTIZATION

The fiscal year 2003 depreciation and amortization costs decreased by $248,000 over fiscal year 2002 to $1,007,000 as a result of an increased amount of machinery and equipment becoming fully depreciated during 2003. Actual fiscal year 2002 depreciation and amortization costs increased by $133,000 over fiscal year 2001 to $1,255,000 as a result of machinery and equipment acquisitions and the initial amortization of the FIVELEAF website since the launch of the website in February 2002.

NON-OPERATING INCOME AND EXPENSE

The non-operating loss for fiscal 2003 of $54,000 primarily consists of investment income from funds invested in corporate bonds and treasury bills, and interest expenses relates to the borrowings of the Company’s Norwegian and French subsidiaries, including the Norwegian capital lease.

Management maintains these funds in a trust account with the majority of the funds invested in government securities. The Company realized a gain of $67,000 on the sale of investments during fiscal year 2003.

At June 28, 2003, the Company had borrowings of $3,661,000, bearing interest at rates ranging from 3.3% to 6.6%. The majority of these borrowings of $2,863,000 were through its Norwegian subsidiary and includes an outstanding principal amount of $1,221,000 for the capital lease on the building in Norway and $1,047,000 in a working capital line of credit. The Company reduced the working capital line of credit with Den norske Bank by $286,000 during the fourth quarter of fiscal year 2003 to lower the interest expense for Cuisine Solutions Norway. Cuisine Solutions France has a remaining principal balance on a term loan in the amount of $33,000 at 5.6% obtained to finance plant expansion. The original loan amount equated to approximately $500,000 in September 1998 and the loan is due September 2003. Additionally, in December 2000, Cuisine Solutions France entered into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% interest on the outstanding balance of the loan. The current portion of this loan is $116,000 and the total outstanding principal amounts to $238,000 at June 28, 2003. In October 2002, Cuisine Solutions France entered into a ten year term loan to finance the acquisition of land and a building to be used as a distribution plant in the amount of EURO190,000 or $217,000. This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is $17,000 and the total outstanding principal amounts to $207,000 at June 28, 2003. In March 2003, Cuisine Solutions France entered into a five year term loan to further expand the facility in the amount of EURO280,000 or $320,000. This loan bears interest of 3.3% and the total outstanding principal amounts to $320,000 at June 28, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

In fiscal year 2003, the Company experienced a considerable decrease in its liquidity due to recurring losses from operations. This resulted in an increase in Accounts Payables and Accrued Expenses. Inventories have been further reduced during fiscal 2003 as a result of aggressive management and efforts to minimize the effect of cash tied up in inventory in addition to improved production planning. Accounts Receivables decreased in the USA and Norway due to the decreased sales volume and focused cash collection management, but increased in France as a result of the increased sales volume during fiscal 2003.

The Company held cash and short-term investments of $1,357,000 and $1,958,000 at June 28, 2003 and June 29, 2002 respectively. Additionally, the Company held long term investments, those with maturities greater than one year, of $1,331,000 and $2,608,000 at June 28, 2003 and June 29, 2002 respectively. Long term investments of $1,165,000 secure the overdraft credit facility of the Norwegian subsidiary at June 28, 2003. Cash in the amount of $1,393,000 was provided by investing activities from the sale of the long term investments during fiscal 2003. The cash used by investing activities was primarily related to investments in buildings as well as machinery and equipment during fiscal 2003.

In fiscal year 2002, the Company experienced an increase in its liquidity due to decreases in inventory and Accounts Receivables. In fiscal year 2001, the Company experienced an increase in its liquidity through the sale of securities for capital gains while inventory increased due to the higher sales volume and the corresponding requirement to maintain adequate inventory to accommodate customer demand. This resulted in an increase in cash tied up in inventory. The Company held cash and short-term investments of $773,000 and investments with maturities greater than one year of $2,491,000 at June 30, 2001.

Cash used by operations in fiscal year 2003 amounted to $1,581,000 compared to cash provided in fiscal 2002 of $2,073,000, and cash used in fiscal year 2001 of $719,000. The cash used in fiscal year 2003 relates primarily to the funds needed to finance the Company’s operating losses. The cash provided in fiscal year 2002 was a result of the aggressive inventory and accounts receivables management as well as the lower sales volume. The cash used in fiscal year 2001 related to the funds needed to finance the Company’s operations, investments in Brazil and increased inventories.

During fiscal year 2003, the Company made capital expenditures of $1,150,000. A significant part of these capital expenditures was due to the fact that the EURO gained about 15% of its value versus the US Dollar during fiscal 2003 which made these investments more expensive when converting to US Dollars. During fiscal year 2003, Cuisine Solutions France invested over half a million dollars in the further expansion of the plant, including the acquisition of land, building, machinery and equipment for a distribution plant. During fiscal year 2002, the Company made capital expenditures of $1,230,000. These investments involved the acquisition of machinery and equipment, personal computers and software upgrades. A portion of the investment in machinery and equipment was related to the improvement of the refrigeration system and to a packaging line for private labeling of retail products. A significant part of the increased capital expenditures is due to the EURO and the Norwegian Kroner increasing in value between 15% and 20% during fiscal 2002 which made these investments more expensive when converting to US Dollars. During fiscal year 2001, the Company made capital expenditures of $811,000.

The Company’s Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. The overdraft facility has been reduced during the fiscal year from $1,333,000 to $1,047,000 through an inter-company loan from Cuisine Solutions France in the amount of EURO250,000 or $286,000. The overdraft facility is secured by a letter of credit posted by the U.S. operations banking institution that is renewed annually. $1,165,000 of the long-term investments secure the letter of credit and borrowings of $37,000 were available under the overdraft facility at June 28, 2003.

Contractual Obligations and Commercial Commitments

The Company’s significant contractual obligations as of June 28, 2003 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of June 28, 2003, the Company does have an outstanding balance on its line of credit of the Norwegian subsidiary in the amount of $1,010,000 but does not have any purchase obligations. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions besides the accrued amount of $268,000 to SOMDIAA related to health and retirement plans for certain employees.

Contractual Obligations	Payments Due by Period

		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years

Notes payable — current	$1,970,000	$1,970,000	—	—	—
Notes payable — long term	1,691,000	—	636,000	462,000	593,000
Operating lease	1,779,000	435,000	707,000	637,000	—

LIQUIDITY AND OPERATIONS

With the restructuring of US operations in May 2003, management has taken steps that it believes are necessary to improve the Company’s ability to meet its cash flow needs for fiscal year 2004 and thereafter. Management closely reviews the Company’s operations and plans to implement additional cost cutting programs to reduce the Company’s operating expenses further. Management does not believe further cost reductions would materially impair the Company’s ability to carry out planned operations.

Assuming that there are no significant changes to the Company’s business plan, management anticipates to generate cash flow positive results during fiscal year 2004. Management believes that the combination of cash on hand, cash flows from operations and if required outside funding will provide sufficient liquidity to meet the Company’s ongoing cash requirements. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from additional financings on terms acceptable to the Company.

FUTURE PROSPECTS

During fiscal year 2003, the Company continued its focus on the existing sales channels obtaining penetration into the airline industry, obtaining a large portion of the market share of the passenger rail market, and expanding as a retail supplier via the in-store-deli market as well as supplier for premium frozen food products. These objectives were in addition to gaining a larger share of the hotel and convention center banquet business. However, due to the downturn of the economy and especially after the impact of the September 11, 2001 terrorist attacks on the travel industry did now allow the Company to realize their objectives during fiscal 2003.

Cuisine Solutions plans to return to sales growth from the previous years by continuing it’s strong sales efforts in the airline business by a continued push for new USA accounts and a new focus on the European airline market. While there are increased concerns in the market place, management of Cuisine Solutions will continue to strengthen the business relationships with most of the major airlines, passenger rail lines and harbor cruise lines through continued value and increase in service by offering flexible solutions upon the current demand in the industry.

The Company will continue to focus its efforts on large food service contractors and event planners rather than sales to individual smaller hotels. Demand for foodservice product in France increased significantly during fiscal 2003 and continued growth is expected for fiscal 2004 due to the continued customer satisfaction with the quality and variety of product offered by Cuisine Solutions. Foodservice operators in France are forced to deal with the thirty-five hour work week constraint and have discovered the Cuisine Solutions product line offers a solution to the limited availability and higher cost of labor created as a result of the mandatory work hour rules. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions product. Management believes this value increases in the current economic and political situation challenging today’s business environment. In the meantime, Management has and will continue to initiate aggressive cost reduction programs and product line changes to meet the changing needs of the industry.

The Retail Sales channel was formally created during fiscal year 2000 with the objective of penetrating the In-Store Deli category of major North American retailers. The sales channel and related growth is following a strategy plan for large volume opportunities with high quality products. Cuisine Solutions is providing retailers with a heat and serve program that allows supermarkets to upgrade the variety and quality of meals offered. The Company is working with retailers to develop the best methodology to execute a larger scale roll-out of the program and has already introduced the idea to some of the largest retailers in the USA. The Company has also placed premium private label products successfully into the retail industry, and industry that is experiencing a significant increase in frozen food sales versus the traditional demand for fresh products. A successful retail program would allow the Company to capture the high volume benefits of USA retail without the marketing investment usually required in doing business with USA retailers. The increase in demand, especially from USA retailers, will also allow the Company to move towards a customer base that has a higher purchase quantity per order and away from small orders that disrupt the manufacturing process and add costs due to changeover, start-up loss of efficiency and poor productivity.

Military sales opportunities were lost during fiscal year 2003 as US Navy carriers were deployed and did not return while the Company did not had the re-supply chain overseas in place. This channel continues to be managed via a broker/distributor, adding very little in terms of sales and administrative expenses. In addition, a consultant has been retained by the Company to further support the growing opportunity for this sales channel not only with the Navy but also with the US Army, Air Force and Marine Corps.

The Company will further pursue its role as a supplier for national restaurant chains that have found that the Company’s product quality and ease of use makes an attractive alternative for providing promotional menu items.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

Interest rates, foreign exchange rates, sales and marketing.

Interest Rate Exposure:

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment and debt portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers. A portion of the debt portfolio has fluctuating interest rates that change with changes in the market. Information about the Company’s investment portfolio is set forth in Footnote 4 of Item 14(a) of the Form 10-k.

Foreign Currency Rate Exposure:

International operations constitute 43.6% of fiscal year 2003 Company sales. The majority of the Company’s sales are denominated in

U.S. dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The Norwegian subsidiary’s sales are denominated in Norwegian Kroner while the French subsidiary reports in EURO. As currency exchange rates change, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales that are subject to these foreign currency fluctuations are approximately 44% of the Company’s sales. The net assets of the subsidiaries are approximately 47% of the Company’s net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost. Information about the Company’s foreign currency translation policy is set forth in Footnote 1 of Item 14(a)(1) of this Form 10-K.

Sales and Marketing Risks:

The future performance of the Company’s efforts will depend on a number of factors. One is the complete recovery of the travel industry, and specifically the airlines, which have been a major source of Cuisine Solutions revenue and formal business strategy. The others involve the introduction and roll-out of new product lines into the Retail sector. Although the economic situation with the airlines is believed to be temporary, Management cannot forecast the length and total impact of the current economic cycle. Cuisine Solutions will position itself to provide maximum value to our airline partners during this difficult period and remain prepared to resume business growth when the industry recovers. Cuisine Solutions Management has placed additional focus on the opportunities available in the retail sector and the success rate will be contingent upon market acceptance of the product line, price points and execution of its marketing strategy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included at Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Office held with Company	Since

Stanislas Vilgrain	44	President and Chief Executive Officer	1994
Andreas Pfann	37	Chief Financial Officer, Treasurer and Corporate Secretary	2002
Gerard Bertholon	43	President of FIVELEAF	2002

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

Mr. Pfann was appointed Chief Financial Officer and Treasurer in October 2002, after being Vice President Finance since July 2001 and the Company’s Corporate Controller since October 2000. Mr. Pfann has over eight years of experience in public accounting with KPMG in Europe and previously as an audit manager with Ernst & Young in Germany and the United States.

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

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 is disclosed in the Proxy Statement to be filed under Regulation 14A, under the caption “Principal Accountant Fees and Services”, and such information is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

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

23 Consent of Independent Accountants.

31.1 Written statement of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Written statement of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date

/s/ Jean-Louis Vilgrain	Chairman of the Board	September 26, 2003

Jean-Louis Vilgrain

/s/ Stanislas Vilgrain	President,	September 26, 2003
Chief Executive Officer
Stanislas Vilgrain

/s/ Sebastien Vilgrain	Director	September 26, 2003

Sebastien Vilgrain

/s/ Charles McGettigan	Director	September 26, 2003

Charles McGettigan

/s/ Robert van Roijen	Director	September 26, 2003

Robert van Roijen

/s/ Andreas Pfann	Chief Financial Officer, Treasurer	September 26, 2003
and Corporate Secretary (Principal
Andreas Pfann	Financial and Accounting Official)

Independent Auditors’ Report

The Board of Directors and Stockholders
CUISINE SOLUTIONS, INC.:

We have audited the accompanying consolidated balance sheets of Cuisine Solutions, Inc., and subsidiaries as of June 28, 2003 and June 29, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 28, 2003. In connection with our audit of the consolidated financial statements we also have audited the financial statement schedule for each of the three years in the period ended June 28, 2003 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc., and subsidiaries as of June 28, 2003 and June 29, 2002, and the results of their operations, and their cash flows for each of the three years in the period ended June 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended June 28, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

GRANT THORNTON LLP

Vienna, Virginia
September 5, 2003

CUISINE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 28,	June 29,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$1,357,000	$1,958,000
Accounts receivable, trade	3,479,000	3,272,000
Inventory	4,056,000	4,419,000
Prepaid expenses	450,000	291,000
Current portion of notes receivable, related party	32,000	5,000
Other current assets	450,000	477,000

TOTAL CURRENT ASSETS	9,824,000	10,422,000
Investments, non current	1,331,000	2,608,000
Fixed assets, net	5,264,000	5,121,000
Note receivable, officer and related party, including accrued interest, less current portion	—	38,000
Other assets	9,000	8,000

TOTAL ASSETS	$16,428,000	$18,197,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	1,970,000	1,585,000
Accounts payable and accrued expenses	3,950,000	2,811,000
Accrued payroll and related liabilities	1,351,000	1,306,000

Total current liabilities	7,271,000	5,702,000
Long-term debt, less current portion	1,691,000	1,339,000

TOTAL LIABILITIES	8,962,000	7,041,000

Stockholders’ equity
Common stock — $.01 par value, 20,000,000 shares authorized, 15,824,788 shares issued and outstanding at June 28, 2003 and June 29, 2002, respectively	159,000	159,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	26,284,000	26,284,000
Accumulated deficit	(19,486,000)	(15,394,000)
Accumulated Other Comprehensive Income
Unrealized gain on debt and equity investments	59,000	10,000
Cumulative translation adjustment	450,000	97,000
Treasury Stock, at cost (0 shares at June 28, 2003 and June 29, 2002)	—	—

TOTAL STOCKHOLDERS’ EQUITY	7,466,000	11,156,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,428,000	$18,197,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Net sales	$27,812,000	$28,616,000	$36,138,000
Cost of goods sold	22,875,000	23,928,000	27,212,000

Gross margin	4,937,000	4,688,000	8,926,000
Selling and administration	8,757,000	8,702,000	9,451,000
Depreciation and amortization	257,000	377,000	250,000
Impairment FIVELEAF asset	—	619,000	—
Other operating income	(55,000)	(66,000)	(115,000)

Loss from operations	(4,022,000)	(4,944,000)	(660,000)

Non operating income (expense)
Investment income	143,000	172,000	202,000
Interest expense	(263,000)	(195,000)	(199,000)
Loss in equity from investment in Brazil	—	(997,000)	(661,000)
Other income (expense)	66,000	(49,000)	460,000

Total non-operating income (expense)	(54,000)	(1,069,000)	(198,000)

Loss before income taxes	(4,076,000)	(6,013,000)	(858,000)
Provision for income tax expense	(16,000)	(14,000)	(3,000)

Net loss	$(4,092,000)	$(6,027,000)	$(861,000)

Basic and diluted net loss per common share:
Net loss per common share	$(0.26)	$(0.38)	$(0.06)
Weighted average shares outstanding	15,824,788	15,824,588	14,776,215

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Retained		Unrealized Gains
		Additional	Earnings	Cumulative	(Losses) on Debt		Total
	Common	Paid-In	(Accumulated	Translation	and Equity	Treasury	Stockholders’
	Stock	Capital	Deficit)	Adjustment	Investments	Stock	Equity

Balance, June 24, 2000	$156,000	$28,276,000	$(8,506,000)	$(34,000)	$(453,000)	$(2,047,000)	$17,392,000

Exercise of common stock options	$1,000	$57,000					$58,000
2001 net loss	—	—	(861,000)	—	—	—	(861,000)
Other Comprehensive Income
Unrealized gains on debt and equity investments	—	—	—	—	346,000	—	346,000
Translation adjustment	—	—	—	(421,000)	—	—	(421,000)

Other Comprehensive
Income/(Loss)							(75,000)
Comprehensive Income/(Loss)							(936,000)

Balance, June 30, 2001	$157,000	$28,333,000	$(9,367,000)	$(455,000)	$(107,000)	$(2,047,000)	$16,514,000

Issuance of unregistered common stock	$2,000	$(2,000)					—
and treasury shares		(2,047,000)				2,047,000	—
2002 net loss	—	—	(6,027,000)	—	—	—	(6,027,000)
Other Comprehensive Income
Unrealized gains on debt and equity investments	—	—	—	—	117,000	—	117,000
Translation adjustment	—	—	—	552,000	—	—	552,000

Other Comprehensive Income/(Loss)							669,000
Comprehensive Income/(Loss)							(5,358,000)

Balance, June 29, 2002	$159,000	$26,284,000	$(15,394,000)	$97,000	$10,000	$—	$11,156,000

2003 net loss	—	—	(4,092,000)	—	—	—	(4,092,000)
Other Comprehensive Income
Unrealized gains on debt and equity investments	—	—	—	—	49,000	—	49,000
Translation adjustment	—	—	—	353,000	—	—	353,000

Other Comprehensive Income/(Loss)							402,000
Comprehensive Income/(Loss)							(3,690,000)

Balance, June 28, 2003	$159,000	$26,284,000	$(19,486,000)	$450,000	$59,000	$—	$7,466,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,092,000)	$(6,027,000)	$(861,000)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
Depreciation and amortization	1,007,000	1,255,000	1,122,000
(Gain) Loss on sale of investments	(67,000)	—	158,000
Loss in equity from investment in Brazil	—	944,000	661,000
Change in cumulative translation adjustment	353,000	552,000	(421,000)
Changes in assets and liabilities, net of effects of non-cash transactions:
(Increase) decrease in trade accounts receivable, net	(207,000)	1,644,000	945,000
Decrease (increase) in inventory	363,000	1,982,000	(1,218,000)
(Increase) decrease in prepaid expenses	(159,000)	5,000	(237,000)
Decrease in notes receivable, related party	11,000	417,000	239,000
Decrease (increase) in other assets	26,000	849,000	(256,000)
Increase (decrease) in accounts payable and accrued expenses	1,139,000	45,000	(619,000)
Increase (decrease) in accrued payroll and related liabilities	45,000	410,000	(204,000)
Decrease in other non current liabilities	—	—	(22,000)
Decrease in other accrued taxes	—	(3,000)	(6,000)

Net cash (used) provided by operating activities	(1,581,000)	2,073,000	(719,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments	1,393,000	—	2,412,000
Increase in investment in Brazil	—	—	(1,248,000)
Capital expenditures	(1,150,000)	(1,230,000)	(811,000)

Net cash provided (used) by investing activities	243,000	(1,230,000)	353,000

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in capital	—	—	58,000
Additions to debt	1,309,000	691,000	133,000
Reductions of debt	(572,000)	(349,000)	—

Net cash provided by financing activities	737,000	342,000	191,000

Net (decrease) increase in cash and cash equivalents	(601,000)	1,185,000	(175,000)
Cash and cash equivalents, beginning of period	1,958,000	773,000	948,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$1,357,000	$1,958,000	$773,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$263,000	$196,000	$129,000
Income taxes, net	$—	$—	$—

Non-cash activities
Equipment purchased under capital lease	$152,000	$87,000	$73,000
Unrealized gain on debt and equity investments	$49,000	$117,000	$346,000

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

SEGMENT REPORTING

The Company operates in two segments, Food Service Industry and International Management Services. No management service fees were earned during fiscal 2003.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of June 28, 2003 and June 29, 2002, $1,067,000 and $1,085,000 respectively were held in foreign financial institutions.

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

At the end of fiscal year 2003, the Company recorded an obsolescence reserve of $425,000 primarily for inventory related to production for the fall and winter 2001 airline menus which were never ordered due to the September 2001 terrorist attacks. However, the Company sells significant quantities of the inventory which is reserved for through the diverse sales channels.

Inventory consisted of:

	JUNE 28,	JUNE 29,
	2003	2002

RAW MATERIAL	$1,140,000	$1,207,000
FROZEN PRODUCT & OTHER FINISHED GOODS	2,892,000	3,252,000
PACKAGING	449,000	464,000

	4,481,000	4,923,000
LESS OBSOLESCENCE RESERVE	(425,000)	(504,000)

	$4,056,000	$4,419,000

FIXED ASSETS

Machinery, equipment, furniture and fixtures are depreciated using the straight-line method over estimated useful lives which range from two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of terms of the leases which range from four to twenty years, or the estimated useful life of the improvement.

Expenditures for maintenance and repairs are charged to expense, and significant improvements are capitalized. Maintenance and repairs charged to expense approximated $398,000 in 2003, $362,000 in 2002 and $418,000 in 2001.

Included in fixed assets are assets located in Europe, totaling approximately $3,492,000 and $2,971,000 as of June 28, 2003 and as of June 29, 2002, respectively.

The components of fixed assets were as follows:

	JUNE 28,	JUNE 29,
	2003	2002

LAND	$102,000	$61,000
BUILDING	2,385,000	1,781,000
BUILDING UNDER CAPITAL LEASE	1,699,000	1,505,000
MACHINERY & EQUIPMENT	11,707,000	10,953,000
MACHINERY & EQUIPMENT UNDER CAPITAL LEASE	556,000	482,000
LEASEHOLD IMPROVEMENTS	2,323,000	2,318,000
FURNITURES & FIXTURES	232,000	227,000
COMPUTER SOFTWARE	1,041,000	1,037,000
CONSTRUCTION IN PROGRESS	18,000	28,000

	20,063,000	18,392,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	(14,799,000)	(13,271,000)

	$5,264,000	$5,121,000

WEB SITE DEVELOPMENT COSTS

The Company capitalizes web site development costs in accordance with EITF 00-2 “Accounting Web Site Development Costs” and therefore adopted AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, as the company plans to use the web site internally. SOP No. 98-1 requires that certain external costs and internal payroll and payroll-

related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software’s useful life. Training and research and development costs are to be expensed as incurred. Capitalized amounts are to be amortized straight-line over the remaining estimated economic life beginning when the software is ready for its intended use. The Company initiated a complete overhaul of their Corporate web site at the end of fiscal 2003 and capitalized $18,000 of related cost under Construction in Progress. The Company plans to amortize the capitalized cost on a straight line basis after the completion of the project in fiscal year 2004.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company adopted the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement 144”), on June 29, 2002 (fiscal year 2002). Statement 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal year 2002, the Company recorded an impairment charge of $619,000 relating to capitalized web site development costs of FIVELEAF.com.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	June 28,	June 29,	June 30,
	2003	2002	2001

Net loss applicable to common shareholders	$(4,092,000)	$(6,027,000)	$(861,000)
Less: Total stock-based compensation expense determined under the fair value method	$(171,000)	$(193,000)	$(186,000)
Pro forma net loss	$(4,263,000)	$(6,220,000)	$(1,047,000)
Earnings per common share:
Basic and diluted — as reported	$(0.26)	$(0.38)	$(0.06)
Basic and diluted — pro forma	$(0.27)	$(0.39)	$(0.07)
Weighted average common shares outstanding:
Basic and diluted	15,824,788	15,824,588	14,776,215

EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share also includes common stock equivalents outstanding during the period if dilutive. The Company’s common stock equivalents consist of stock options . The weighted average number of shares outstanding related to stock options were 1,539,500 for the year ended June 28, 2003. For the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001, the assumed exercise price of the Company’s outstanding stock options are not included in the calculation as the effect would be anti-dilutive.

FOREIGN CURRENCY TRANSLATION

The statements of operations of the Company’s Norwegian and French subsidiaries (the “Subsidiaries”) have been translated to U.S. dollars using the average currency exchange rates in effect during the year. The Subsidiaries balance sheet has been translated using the currency exchange rate as of the end of the fiscal year. The impact of currency exchange rate changes on the translation of the Subsidiary’s balance sheet is reflected in stockholders’ equity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This Statement amends the transition alternatives for companies choosing to adopt the fair value method of accounting for the compensation cost of options issued to employees and requires additional disclosure on all stock-based compensation plans. The Company has adopted the disclosure provisions.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be primary economic beneficiary as a result of their variable economic interests. The adoption FIN No. 46 did not have a material impact on the Company’s financial statements.

In April 2003, FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS 149 to have a material impact on its financial position or results of operations.

In May 2003, FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities all of whose shares are mandatory redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations.

NOTE 2 – LIQUIDITY AND OPERATIONS

In fiscal year 2003, the Company experienced a considerable decrease in its liquidity due to the recurrent losses from operations. This resulted in an increase in Accounts Payables and Accrued Expenses. Inventories have been further reduced during fiscal 2003 as a result of the aggressive management and efforts to minimize the effect of cash tied up in inventory in addition to improved production planning. Accounts Receivables decreased in the USA and Norway due to the decreased sales volume and focused cash collection management, but increased in France as a result of the increased sales volume during fiscal 2003.

The Company held cash and short-term investments of $1,357,000 and $1,958,000 at June 28, 2003 and June 29, 2002 respectively. Additionally, the Company held long term investments, those with maturities greater than one year, of $1,331,000 and $2,608,000 at June 28, 2003 and June 29, 2002 respectively. $1,165,000 of the long-term investments secure a letter of credit from U.S. operations banking institution for the overdraft facility of the Norwegian subsidiary at June 28, 2003. Cash in the amount of $1,393,000 was provided by investing activities from the sale of the long term investments during fiscal 2003. The cash used by investing activities was primarily related to investments in buildings as well as machinery and equipment during fiscal 2003.

In May 2003, the Company reduced 15% of its workforce at the plant in the USA and eliminated several positions at its Corporate headquarter during fiscal year 2003 to restructure the Company. The restructuring was required to further reduce operational cost of US operations and minimize overhead to meet the current challenge of the industry. The Company recorded $78,000 of accrued severance for these eliminations at the end of fiscal year 2003. The total amount charged to operations during fiscal year 2003 was $119,000 for all severance packages. The position of the Chief Operating Officer was eliminated and the former officer was given a half year guaranteed severance package in the amount of $85,000. Three other positions in Customer Service and Procurement were eliminated during the fiscal year and were given each severance payments between one and four months. Related severance, in the aggregate amounted to $47,000. The accrued severance packages at June 28, 2003 will be paid by August and November 2003, respectively.

With the restructuring of US operations in May 2003, management has taken steps that it believes are necessary to improve the Company’s ability to meet its cash flow needs for fiscal year 2004 and thereafter. Management closely reviews the Company’s operations and plans to implement additional cost cutting programs to reduce the Company’s operating expenses further. Management does not believe further cost reductions would materially impair the Company’s ability to carry out planned operations.

Assuming that there are no significant changes to the Company’s business plan, management anticipates to generate cash flow positive results during fiscal year 2004. Management believes that the combination of cash on hand, cash flows from operations and if required outside funding will provide sufficient liquidity to meet the Company’s ongoing cash requirements. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from additional financings on terms acceptable to the Company.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts Receivable consisted of:

	JUNE 28,	JUNE 29,
	2003	2002

TRADE ACCOUNTS RECEIVABLE	$3,541,000	$3,440,000
ALLOWANCE FOR DOUBTFUL ACCOUNTS	(62,000)	(168,000)

TRADE ACCOUNTS RECEIVABLE, NET	$3,479,000	$3,272,000

The Company provides allowances for estimated credit losses, product returns, spoilage, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such accounts. The allowances are based on reviews of individual accounts by customer, their financial conditions, and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts, notes, and other receivables is also dependent on future economic and other conditions that may be beyond management’s control.

NOTE 4 — INVESTMENTS

The Company’s investments are classified as available-for-sale. These securities are carried at estimated fair value and unrealized gains and losses are reported as a separate component of stockholders’ equity. During fiscal year 2003, the Company realized gains of $67,000 on the sale of investments. At June 28, 2003, $1,165,000 of the Company’s long-term investments secure a letter of credit from the U.S. operations banking institution to collateralize the overdraft facility of the Company’s Norwegian subsidiary with Den norske Bank.

The following is a summary of the Company’s investments at June 28, 2003:

				ESTIMATED
		UNREALIZED		FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Government agencies
Current	$—	$—	$—	$—
Non-current	953,000	77,000	—	1,030,000
Corporate debt
Current	—	—	—	—
Non-current	319,000	—	18,000	301,000

Total investments	$1,272,000	$77,000	$18,000	$1,331,000

The following is a summary of the Company’s investments at June 29, 2002:

				ESTIMATED
		UNREALIZED		FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Government and agencies
Current	$—	$—	$—	$—
Non-current	1,324,000	10,000	—	1,334,000
Corporate debt
Current	—	—	—	—
Non-current	1,274,000	—	—	1,274,000

Total investments	$2,598,000	$10,000	$—	$2,608,000

NOTE 5 — INCOME TAXES

The composition of the provision for income taxes attributable to operations was:

	June 28,	June 29,	June 30,
	2003	2002	2001

Current:
Federal	$—	$—	$—
Foreign	16,000	14,000	3,000
State	—	—	—

	16,000	14,000	3,000

Deferred:

Federal	—	—	—
Foreign	—	—	—
State	—	—	—
	$—	$—	$—

The differences between amounts computed by applying the statutory federal income tax rates to income from operations and the total income tax benefit applicable to operations were as follows:

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Federal tax benefit at statutory rates	$(1,209,000)	$(2,072,000)	$(480,000)
Income (Loss) from foreign operations	(202,000)	22,000	188,000
France minimum taxes	16,000	14,000	3,000
Period effect of change in valuation allowance	1,764,000	2,267,000	162,000
State income taxes	(249,000)	(362,000)	(52,000)
Period effect of Foreign valuation allowance	—	—	—
Permanent differences	(104,000)	8,000	69,000
Affect of capital loss carry-forward	—	—	78,000
Other, net	—	137,000	35,000

Total	$16,000	$14,000	$3,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of deferred tax assets are as follows:

	June 28,	June 29,
	2003	2002

Deferred Tax Assets
Net operating loss carryforward: Norway	$955,000	$664,000
Net operating loss carryforward: France	961,000	1,015,000
Net operating loss carryforward: USA	5,502,000	4,064,000
Inventory adjustment	220,000	269,000
Other	1,319,000	1,181,000

Total deferred tax assets	8,957,000	7,193,000
Less valuation allowance	(8,957,000)	(7,193,000)
Net deferred tax assets	—	—

Deferred Tax Liabilities
Property and equipment	—	—

Net deferred tax liabilities	—	—

Net deferred income tax	$—	$—

The net changes in total valuation allowance for the years ended June 28, 2003 and June 29, 2002 were an increase of $1,764,000 and $2,267,000, respectively.

The net foreign operating loss carry-forward can only be used to offset taxable income in the country where the carry-forward was generated. These operating loss carry-forwards are available to offset future foreign income, if any, through 2013.

At June 28, 2003, the Company has net operating loss carry-forwards for US federal and state income tax purposes of $13,754,000 which are available to offset future federal and state taxable income, if any, through 2023.

NOTE 6 — DEBT

Debt, at June 28, 2003 and June 29, 2002 was as follows:

			2003	2002
			PRINCIPAL	PRINCIPAL
LENDER	DESCRIPTION	MATURITY	OUTSTANDING	OUTSTANDING

Den norske bank	Overdraft Facility	Six months, renewable	$1,534,000	$1,185,000
SND	Term Loan	February 1, 2006	108,000	140,000
Hjelmeland Kommune	Capital Lease	June 1, 2014	1,221,000	1,153,000
CDN	Term Loan	September 25, 2003	33,000	138,000
NORBAIL	Capital Lease	November 20, 2005	238,000	308,000
CDN	Term Loan	October 22, 2012	207,000	—
BNP Paribas	Term Loan	March 6, 2008	320,000	—

		Total	3,661,000	2,924,000
		Less current portion	1,970,000	1,585,000

		Non-current portion	$1,691,000	$1,339,000

The Company believes that the carrying values of the amounts outstanding under the above debt instruments approximate fair value.

The Company’s Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility from Den norske Bank (“DnB”). Borrowings under the overdraft facility are limited to a maximum of $1,047,000, with a floating interest rate equal to the prevailing Norwegian overnight funds rate plus two percentage points. The Den norske Bank overdraft facility interest rate at June 28, 2003 and June 29, 2002 was 6.6% and 8.75%, respectively. The overdraft facility is secured by a letter of credit posted by the U.S. operations banking institution that is renewed annually. The letter of credit is secured by $1,165,000 in long-term investments at June 28, 2003. At June 28, 2003, approximately $487,000 in outstanding checks not yet cleared has been reclassified against the overdraft facility. Borrowings of $37,000 were available at June 28, 2003.

Statens Narings-OgDistriktutvikiingsfond (“SND”), a governmental development agency in Norway, issued to CSI Norway, an eight-year term loan that requires the Company to continue to operate its plant facility. The loan has a variable interest rate which at June 28, 2003 and June 29, 2002 was 6.5% and 9.5%, respectively, and is required to be repaid through sixteen semi-annual payments of principal and interest beginning August 1, 1996 and ending February 1, 2006.

The Norwegian subsidiary entered into a twenty-year capital lease obligation with an initial principal amount of $1,205,000 and with quarterly payments of $36,000, including principal and interest. At the end of the lease term, ownership of the facility will transfer to the Norwegian subsidiary. The Company has issued no guarantees with respect to this lease.

In December 2000, Cuisine Solutions France entered into a five-year capital lease obligation with an initial principal amount of $435,000 and with monthly payments of $10,400 for the first year, $9,565 for the second year and $8,321 for the third and fourth year with 6% p.a. interest on the outstanding balance of the loan. The lease is related to a cooking machine which can be purchased at a bargain price at the end of the lease term. The current portion of this loan is $116,000 and the total outstanding principal amounts to $238,000 at June 28, 2003.

In October 2002, Cuisine Solutions France entered into a ten year term loan with Credit du Nord (“CDN”) to finance the acquisition of land and a building for a distribution plant in the amount of EURO190,000. This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is $17,000 and the total outstanding principal amounts to $207,000 at June 28, 2003.

In March 2003, Cuisine Solutions France entered into a five year term loan with BNP Paribas to further expand the facility in the amount of EURO280,000. This loan bears interest of 3.3% and the total outstanding principal amounts to $320,000 at June 28, 2003.

Debt maturities during the next five fiscal years on an aggregate basis at June 28, 2003 were as follows:

2004	$1,970,000
2005	356,000
2006	280,000
2007	230,000
2008	232,000

The total debt balance thereafter is $593,000.

NOTE 7 — STOCKHOLDERS’ EQUITY

The Company’s capital stock is comprised of two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock option plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law. There are no shares of Class B Stock outstanding.

NOTE 8 — EMPLOYEE BENEFITS

The Company sponsors a qualified employee savings plan under which employees who meet certain minimum age and service requirements are eligible to participate. The Company matches one-third of the first 6% of eligible employees’ voluntary contributions to the plan. The Company expensed $26,230, $29,726 and $24,631 in fiscal years 2003, 2002 and 2001, respectively, for contributions to the savings and profit sharing plan.

In fiscal year 1994, the Company implemented a non-qualified employee savings plan under which senior management employees are eligible to participate. The Company matches one-third of the first 6% of eligible employees’ voluntary contributions to the plan. The Company’s matching contribution is limited to 6% of the combined contributions into both the qualified and the non-qualified plan. The Company expensed $3,352, $7,562, and $26,559 for fiscal year 2003, 2002 and 2001 respectively.

The Company expensed $216,000, $78,400 and $53,000 for a separate health and retirement plan for the President of the Company and two other non-Officer but key employees in fiscal year 2003, 2002 and 2001 respectively. The amount expensed in fiscal year 2003 included coverage for previous year’s benefits after all related costs were identified during fiscal year 2003. We refer to “Transactions with related Parties” for further disclosure of these benefits.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001 as follows:

	June 28,	June 29,	June 30,
	2003	2002	2001

Expected dividend yield	—	—	—
Risk-free interest rate	4.3%	4.6%	5.7%
Expected life (in years)	6	6	6
Expected volatility	116%	108%	72%

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan in the financial statements as options contained exercise prices equal to market value of the stock at date of grant. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement 123, the Company’s Loss and Loss per share would have been increased to the pro forma amounts indicated below:

		June 28,	June 29,	June 30,
		2003	2002	2001

Net loss:
	As reported	$(4,092,000)	$(6,027,000)	$(861,000)
	Pro forma	$(4,263,000)	$(6,220,000)	$(1,047,000)
Net loss per share:
	As reported	$(0.26)	$(0.38)	$(0.06)
	Pro forma	$(0.27)	$(0.39)	$(0.07)

	2003		2002		2001

		WEIGHTED-AVERAGE		WEIGHTED-AVERAGE		WEIGHTED-AVERAGE
FIXED OPTIONS	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE

OUTSTANDING AT BEGINNING OF YEAR	2,348,500	1.17	1,836,000	1.26	2,397,500	1.27
GRANTED	232,500	0.25	670,000	0.85	102,500	1.13
CANCELED	(82,500)	0.58	—	—	(147,500)	1.13
EXERCISED	—	—	—	—	(68,750)	0.84
FORFEITED	(584,000)	1.09	(157,500)	1.14	(447,750)	1.37

OUTSTANDING AT END OF YEAR	1,914,500	1.11	2,348,500	1.17	1,836,000	1.26

OPTIONS EXERCISABLE AT YEAR-END	1,539,500		1,680,375		1,374,125
WEIGHTED-AVERAGE FAIR VALUE OF OPTIONS GRANTED DURING THE YEAR	$0.22		$0.71		$0.88
TOTAL OPTION LIFE	10		10		10
% EXERCISABLE	80%		72%		75%
AVERAGE YEARS EXERCISABLE	3		3		3
AVERAGE REMAINING CONTRACTUAL LIFE	7		7		7

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 28, 2003:

	Stock Options Outstanding			Stock Options Exercisable

	Number	Weighted-Average		Number
	Outstanding	Remaining	Weighted-Avg	Exercisable	Weighted-Avg
RANGE OF EXERCISE PRICES	at 6/28/03	Contractual Life	Exercise Price	at 6/28/03	Exercise Price

$0.25 TO $0.6561	190,000	9.33	$0.25	47,500	$0.25
$0.6562 TO $1.03	645,000	7.12	$0.77	456,250	$0.74
$1.031 TO $1.37	530,000	6.35	$1.14	498,750	$1.14
$1.38 TO $1.50	438,000	4.14	$1.38	425,500	$1.38
$1.51 TO $2.00	—	—	—	—	—
$2.01 TO $2.50	25,000	3.75	$2.38	25,000	$2.38
$3.01 TO $3.50	56,000	1.83	$3.40	56,000	$3.40
$3.51 TO $4.00	30,500	0.52	$3.94	30,500	$3.94

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 29, 2002:

	Stock Options Outstanding			Stock Options Exercisable

	Number	Weighted-Average		Number
	Outstanding	Remaining	Weighted-Avg	Exercisable	Weighted-Avg
RANGE OF EXERCISE PRICES	at 6/29/02	Contractual Life	Exercise Price	at 6/29/02	Exercise Price

$0.6562 TO $1.030	932,500	8.19	$0.77	505,000	$0.71
$1.031 TO $1.37	817,500	7.29	$1.13	601,875	$1.12
$1.38 TO $1.50	449,000	5.13	$1.38	424,500	$1.38
$1.51 TO $2.00	—	—	$—	—	$—
$2.01 TO $2.50	41,500	0.96	$2.38	41,500	$2.38
$3.01 TO $3.50	66,000	2.83	$3.38	66,000	$3.38
$3.51 TO $4.00	42,000	1.51	$3.94	42,000	$3.94

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT JUNE 30, 2001:

	Stock Options Outstanding			Stock Options Exercisable

	Number	Weighted-Average		Number
	Outstanding	Remaining	Weighted-Avg	Exercisable	Weighted-Avg
RANGE OF EXERCISE PRICES	at 6/30/01	Contractual Life	Exercise Price	at 6/30/01	Exercise Price

$0.6562 TO $1.030	412,500	7.33	$0.66	309,375	$0.66
$1.031 TO $1.37	822,500	8.22	$1.12	463,750	$1.11
$1.38 TO $1.50	404,500	5.95	$1.38	404,500	$1.38
$1.51 TO $2.00	47,000	0.19	$1.63	47,000	$1.63
$2.01 TO $2.50	41,500	1.96	$2.38	41,500	$2.38
$3.01 TO $3.50	66,000	3.83	$3.38	66,000	$3.38
$3.51 TO $4.00	42,000	2.51	$3.94	42,000	$3.94

NOTE 9 — COMMITMENTS

The Company leases office and plant space under operating leases, which expire on various dates through 2008. Certain leases provide for escalations in rent based upon increases in the lessor’s annual operating costs or the consumer price index. Future minimum lease payments under these agreements at June 28, 2003 were as follows:

Fiscal Year
2004	$435,000
2005	376,000
2006	331,000
2007	343,000
2008	294,000

$1,779,000

Rent expense for operations approximated $428,000, $457,000 and $380,000 for fiscal years 2003, 2002 and 2001, respectively.

NOTE 10 — TRANSACTIONS WITH RELATED PARTIES

The Company receives consulting services under an agreement with Food Investors Corporation (“FIC”). Pursuant to the consulting agreement, FIC provides services related to management, planning, strategy development and pursing worldwide interests of the Company. This agreement is renewable annually. During fiscal year 2003, the Company suspended the consulting agreement with Food Investors Corporation as a cost saving measure. This resulted in a $36,000 saving during the fourth quarter of fiscal 2003 since the quarterly payment was withheld. The suspended agreement is subject to future evaluation by the Board of Directors of the Company. The amount paid by the Company to FIC for fiscal year 2003 was $108,000, and for the fiscal years 2002 and 2001 $144,000 per year.

The Company recorded receivables of $7,000 at June 28, 2003 from Classic European Bakers, LLC (“CEB”). CEB is owned by Food Research Corporation (“FRC”), the majority owner of Cuisine Solutions common shares. The receivables were primarily associated to unpaid rent related to a rental agreement for office space used by CEB at the Company’s premises in Alexandria. Payment on the open balance was received from FRC subsequent to fiscal year 2003.

The Company recorded receivables of $13,000 at June 28, 2003 from its President who sponsored a marketing event with the Young Presidents Organization in France. The amount is non-interest bearing and expected to be paid during fiscal year 2004.

The Company recorded an accrual in the amount of $268,000 to SOMDIAA at June 28, 2003. SOMDIAA is a holding company which is majority owned by Secria, S.A. and Secria Europe, S.A. Both enterprises are owned by the Jean-Louis Vilgrain family (“JLV”) and FRC is owned by Secria Europe, S.A. SOMDIAA provides the administration of French Social Security healthcare and retirement plans for individuals who work within the JLV Group. The primary portion of the recorded accrual is related to amounts billed from SOMDIAA for separate health and retirement plans for the President of the Company and two other non-officer but key employees. The total accrual at June 28, 2003 includes coverage for previous year’s benefits after all related costs were identified during fiscal year 2003.

The wholly owned subsidiary, Vie de France Trademarks Ltd., was dissolved in 2002. The liquidation of final assets and cancellation of the Vie de France Trademarks Ltd. shares was confirmed subsequent to the end of fiscal year 2003. Cuisine Solutions USA has $54,000 in Accounts Receivables and $5,000 in stock investment already written off during fiscal year 2003. The write off was eliminated during the Consolidation process.

On June 12, 2001, the Company signed an agreement to create a partnership to build a sous-vide processing facility in Chile. The purpose of the facility would be to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. Cuisine Solutions, Inc. would sell the Norwegian facility to the Chilean Group for approximately $3,900,000, the sole investment required to own 48% of the new joint venture, Cuisine Solutions Chile. The agreement was terminated without any prejudice between the partners during fiscal year 2003 due to administrative difficulties. However, the partners continue to develop the facility in Chile and agreed that the Company hold 10% of the total shares of Cuisine Solutions Chile S.A. A new marketing agreement to market certain sous-vide products has been signed between the partners in June 2003 and a commercial agreement to commit to the purchase of certain raw materials from Cuisine Solutions Chile has been signed subsequent to the end of fiscal year 2003.

NOTE 11 — SALES TO MAJOR CUSTOMERS

Due to the decentralized purchase decision process of customers within the Foodservice channel, management does not believe any single customer creates a dependency relationship.

The On Board Services channel has sales to two airline distribution companies that represent 16.7% of total Company sales in fiscal 2003, the same two distributors accounted for 17.9% of total Company sales during fiscal 2002. One of the two distributors accounted for 12.7% of total Company sales in fiscal 2003 and 11.4% in fiscal 2002.

Foreign sales accounted for approximately 43.6%, 36.8%, and 29.6% of total sales in fiscal years 2003, 2002 and 2001, respectively.

NOTE 12 — LITIGATION

At the end of fiscal year 2002, the Company has filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. We refer to “Legal Proceedings” in Part I of this Form 10-K.

Cuisine Solutions, Inc. has been named as a Co-Defendant in a civil garnishment action in the amount of $625,000 styled Caisse Regionale du Morbihan et de Loire Atlantique du Credit Maritime v. Food Research Corporation at law No. 210370, currently pending in the Circuit Court of Fairfax County, Virginia. In this case, Plaintiff alleges that it obtained a judgment against Food Research Corp. in France, which it now seeks to enforce upon assets of the entity and Cuisine Solutions, Inc. in the Commonwealth of Virginia.

Earlier this month (September 2003), Cuisine Solutions filed its answer to Plaintiff’s garnishment summons, denying that it possesses or controls any funds, assets or any other property belonging to Food Research Corp. Accordingly, Cuisine Solutions denies any liability in this case.

There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject. Management does not believe that any amounts it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.

NOTE 13 — QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

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

	(in thousands, except per share amounts)
	FISCAL YEAR 2003 QUARTERS ENDED

	September 21,	December 14,	April 5,	June 28,
	2002	2002	2003	2003

Total revenue	$6,423	$6,598	$7,593	$7,198
Gross margin	1,096	1,151	1,213	1,477
Net loss	(774)	(847)	(1,477)	(994)
Net loss per share (basic and diluted)	$(0.05)	$(0.05)	$(0.10)	$(0.06)

	FISCAL YEAR 2002 QUARTERS ENDED

	September 22,	December 15,	April 6,	June 29,
	2001	2001	2002	2002

Total revenue	$7,335	$6,235	$7,654	$7,392
Gross margin	1,537	632	949	1,570
Net loss	(881)	(1,477)	(1,779)	(1,890)
Net loss per share (basic and diluted)	$(0.06)	$(0.09)	$(0.11)	$(0.12)

	FISCAL YEAR 2001 QUARTERS ENDED

	September 16,	December 9,	March 31,	June 30,
	2000	2000	2001	2001

Total revenue	$8,343	$9,463	$9,305	$9,027
Gross margin	1,980	2,595	1,679	2,672
Net income (loss)	(171)	411	(795)	(306)
Net income (loss) per share (basic	$(0.01)	$0.03	$(0.05)	$(0.03)
and diluted)

SCHEDULE II

CUISINE SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions				Balance at
	Beginning	charged to		Reduction of		End of
	of Period	operations		allowance	write-offs	Period

Year ended June 30, 2001 Allowance for doubtful accounts	$89,000	$55,000		$—	$36,000	$108,000

Allowance for sales rebates earned, not yet taken	$—	$198,000		$—	$—	$198,000

Allowance for obsolete inventory	$188,000	$—		$41,000	$44,000	$103,000

Year ended June 29, 2002 Allowance for doubtful accounts	$108,000	$112,000	(2)	$—	$52,000	$168,000

Allowance for sales rebates earned, not yet taken	$198,000	$61,000		$10,000	$249,000	$—

Allowance for obsolete inventory	$103,000	$475,000	(1)	$—	$74,000	$504,000

Year ended June 28, 2003 Allowance for doubtful accounts	$168,000	$118,000		$216,000 (3)	$8,000	$62,000

Allowance for obsolete inventory	$504,000	$215,000	(1)	$41,000	$253,000	$425,000

(1)	Additional reserves for obsolete inventory

(2)	Additional allowance for doubtful accounts

(3)	Reclassification to Other Current Assets