Form 10-Q
period 2003-09-20
CUISINE SOLUTIONS INC
filed 2003-11-03
CIK 737602

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 20, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-12800

CUISINE SOLUTIONS, INC.

Exact name of registrant as specified in its charter)

DELAWARE	52-0948383

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes X       No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 24, 2003.

Common Stock 0.01 par value	Number of Shares

Class A Class B	15,824,788 None

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

CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	September 20,	June 28,
	2003	2003

ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$615,000	$1,357,000
Accounts receivable, trade	3,618,000	3,479,000
Inventory	4,208,000	4,056,000
Prepaid expenses	303,000	450,000
Notes receivable, related party	26,000	32,000
Other current assets	409,000	450,000

TOTAL CURRENT ASSETS	9,179,000	9,824,000
Investments	1,320,000	1,331,000
Fixed assets, net	5,095,000	5,264,000
Other assets	9,000	9,000

TOTAL ASSETS	$15,603,000	$16,428,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	1,563,000	1,970,000
Accounts payable and accrued expenses	4,001,000	3,950,000
Accrued payroll and related liabilities	1,158,000	1,351,000

Total current liabilities	6,722,000	7,271,000
Long-term debt, less current portion	1,654,000	1,691,000

TOTAL LIABILITIES	8,376,000	8,962,000

Stockholders’ equity
Common stock — $.01 par value, 20,000,000 shares authorized, 15,824,788 shares issued and outstanding at September 20, 2003 and June 28, 2003, respectively	159,000	159,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	26,284,000	26,284,000
Accumulated deficit	(19,667,000)	(19,486,000)
Accumulated Other Comprehensive Income
Unrealized gain on debt and equity investments	48,000	59,000
Cumulative translation adjustment	403,000	450,000

TOTAL STOCKHOLDERS’ EQUITY	7,227,000	7,466,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,603,000	$16,428,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarter

	Twelve Weeks Ended

	Sep 20,	Sep 21,
	2003	2002

NET SALES	$7,102,000	$6,423,000
Cost of goods sold	5,905,000	5,327,000

GROSS MARGIN	1,197,000	1,096,000

Selling and administration	1,242,000	1,715,000
Depreciation and amortization	114,000	131,000

LOSS FROM OPERATIONS	(159,000)	(750,000)

Nonoperating income (expense)
Investment income	17,000	35,000
Interest expense	(31,000)	(48,000)
Other expense	(8,000)	(11,000)

TOTAL NON-OPERATING EXPENSE	(22,000)	(24,000)

Loss from operations before income tax	(181,000)	(774,000)
Provision for income tax benefit (expense)	—	—

NET LOSS	(181,000)	(774,000)

Basic and diluted net loss per share:
Net loss per common share	($0.01)	($0.05)
Weighted average shares outstanding	15,824,788	15,824,588

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Twelve weeks ended
	Sep 20,	Sep 21,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(181,000)	$(774,000)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	206,000	250,000
Change in cumulative translation adjustment	(47,000)	(34,000)
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable trade, net	(139,000)	51,000
(Increase) Decrease in inventory	(152,000)	112,000
Decrease (Increase) in prepaid expenses	147,000	(50,000)
Decrease in notes receivable, related party	6,000	30,000
Decrease (Increase) in other assets	41,000	(242,000)
Increase (Decrease) in accounts payable and accrued expenses	51,000	(182,000)
Decrease in accrued payroll and related liabilities	(193,000)	(281,000)

Net cash used by operating activities	(261,000)	(1,120,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(37,000)	(49,000)

Net cash used by investing activities	(37,000)	(49,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt obligations	—	77,000
Payments on debt obligations	(444,000)	(96,000)

Net cash used by financing activities	(444,000)	(19,000)

Net decrease	(742,000)	(1,188,000)
Cash and cash equivalents, beginning of period	1,357,000	1,958,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$615,000	$770,000

See accompanying notes to consolidated financial statements

Cuisine Solutions, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Unrealized Gains
		Additional		(Losses) on Debt	Cumulative	Total
	Common	Paid-In	Accumulated	and Equity	Translation	Stockholders'
	Stock	Capital	Deficit	Investments	Adjustment	Equity

Balance, June 28, 2003	$159,000	$26,284,000	$(19,486,000)	$59,000	$450,000	$7,466,000

First quarter 2004 net loss			(181,000)			(181,000)
Other Comprehensive Loss
Unrealized loss on debt						—
and equity investments				(11,000)		(11,000)
Translation adjustment		—			(47,000)	(47,000)
Other Comprehensive Loss						(58,000)

Comprehensive Loss						(239,000)

Balance, September 20, 2003	$159,000	$26,284,000	$(19,667,000)	$48,000	$403,000	$7,227,000

				Unrealized Gains
		Additional		(Losses) on Debt	Cumulative	Total
	Common	Paid-In	Accumulated	and Equity	Translation	Stockholders'
	Stock	Capital	Deficit	Investments	Adjustment	Equity

Balance, June 29, 2002	$159,000	$26,284,000	$(15,394,000)	$10,000	$97,000	$11,156,000

First quarter 2003 net loss			(774,000)			(774,000)
Other Comprehensive Loss
Unrealized loss on debt						—
and equity investments				(43,000)		(43,000)
Translation adjustment		—			(34,000)	(34,000)
Other Comprehensive Loss						(77,000)

Comprehensive Loss						(851,000)

Balance, September 21, 2002	$159,000	$26,284,000	$(16,168,000)	$(33,000)	$63,000	$10,305,000

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

2)    Fiscal Periods

     The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters, of fiscal years 2004 and 2003 contain 12 weeks, and the third quarter contains 16 weeks.

3)    Inventory

     Inventories are valued at the lower of cost, determined by the first-in, first-out method (FIFO), or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

     Inventory consists of:

	Sept. 20,	June 28,
	2003	2003

Raw materials	$1,282,000	$1,140,000
Frozen product & other finished goods	2,846,000	2,892,000
Packing materials & supplies	441,000	449,000

	4,569,000	4,481,000
Less obsolescence reserve	(361,000)	(425,000)

	$4,208,000	$4,056,000

4)    Dividends — None.

5)    Commitments and Contingencies

     The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.

6)    Transaction with Related Parties

     The Company received $7,000 from Food Research Corporation (“FRC”) for payment related to a receivable from Classic European Bakers, LLC (“CEB”). CEB is owned by FRC, the majority owner of

Cuisine Solutions common shares. The receivables were primarily associated with unpaid rent related to a rental agreement for office space used by CEB at the Company’s premises in Alexandria.

     The Company has receivables of $13,000 at September 20, 2003 from its President who sponsored a marketing event with the Young Presidents Organization in France. The amount is non-interest bearing and expected to be paid during fiscal year 2004.

     The Company recorded an accrual in the amount of $268,000 to SOMDIAA at September 20, 2003. SOMDIAA is a holding company which is majority owned by Secria, S.A. and Secria Europe, S.A. Both enterprises are owned by the Jean-Louis Vilgrain family (“JLV”) and FRC is owned by Secria Europe, S.A. SOMDIAA provides the administration of French Social Security healthcare and retirement plans for individuals who work within the JLV Group. The primary portion of the recorded accrual is related to amounts billed from SOMDIAA for separate health and retirement plans for the President of the Company and two other non-officer but key employees. The total accrual at September 20, 2003 includes coverage for previous year’s benefits.

     On June 12, 2001, the Company signed an agreement to create a partnership to build a sous-vide processing facility in Chile. The purpose of the facility would be to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. Cuisine Solutions, Inc. would sell the Norwegian facility to the Chilean Group for approximately $3,900,000, the sole investment required to own 48% of the new joint venture, Cuisine Solutions Chile. The agreement was terminated without any prejudice between the partners during fiscal year 2003 due to administrative difficulties. However, the partners continue to develop the facility in Chile and agreed that the Company hold 10% of the total shares of Cuisine Solutions Chile S.A. A marketing agreement to market certain sous-vide products has been signed between the partners in June 2003 and a commercial agreement to commit to the purchase of certain raw materials from Cuisine Solutions Chile has been signed in August 2003.

     On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with Food Investors Corporation (“FIC”) to provide short term working capital necessary to expand operations for fiscal year 2004. The loan bears interest of 5% per annum and is payable upon maturity.

7)    Income (Loss) Per Share

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share also includes common equivalent shares outstanding during the period if dilutive. The Company’s common equivalent shares consist of stock options. The weighted average number of shares outstanding related to stock options were 1,539,500. For the periods ended September 20, 2003, and September 21, 2002, the assumed exercise of the Company’s outstanding stock options are not included in the calculation as the effect would be anti-dilutive.

8)    Accounting for stock-based compensation

The Company accounts for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income

(loss) per common share would have been changed to the following pro forma amounts:

	Sep. 20,	Sep. 21,
	2003	2002

Net loss applicable to common shareholders	$(181,000)	$(774,000)
Less: Total stock-based compensation expense determined under the fair value method	$(42,000)	$(48,000)
Pro forma net loss	$(223,000)	$(822,000)
Earnings per common share:
Basic and diluted — as reported	$(0.01)	$(0.05)
Basic and diluted — pro forma	$(0.01)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	15,824,788	15,824,588

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

RESULTS OF OPERATIONS

     Cuisine Solutions, Inc. reported a net loss of $181,000 for the first quarter of fiscal 2004 compared to a net loss of $774,000 a year ago. The decrease in loss was primarily driven by a 28% reduction in selling and administration cost and a result of the restructuring of USA operations at the end of fiscal year 2003.

     Revenue in the first quarter 2004 increased from $6,423,000 to $7,102,000, a 10.6% increase compared to the previous year primarily due to the growth of Retails sales in France and Military sales in the USA. Cuisine Solutions France was consistently increasing retail sales to a French retailer during the past months and military sales through a broker in the USA were regained after the decrease in fiscal year 2003.

NET SALES

     First quarter 2004 revenue of $7,102,000 increased as described above by 10.6% compared to previous years’ first quarter revenue of $6,423,000.

	Q1 Fiscal 2004	Q1 Fiscal 2003	$Change	%Change

USA	$4,175,000	$3,941,000	$234,000	5.9%
Norway	367,000	490,000	(123,000)	(25.1%)
France	2,560,000	1,992,000	568,000	28.5%

Total Product Sales Revenue	$7,102,000	$6,423,000	$679,000	10.6%

USA SALES

     Fiscal year 2004 first quarter sales in the USA increased $234,000 to $4,175,000, a 5.9% increase from the previous year first quarter sales of $3,941,000.

     Cuisine Solutions USA Fiscal Year 2004 first quarter sales by sales channel:

	Q1 FY04	Q1 FY03	$Change	%Change

Food Service	$1,081,000	$999,000	$82,000	8.2%
On Board Services	2,136,000	2,248,000	(112,000)	(5.0%)
Retail	284,000	230,000	54,000	23.5%
Military	417,000	241,000	176,000	73.0%
New Business	257,000	223,000	34,000	15.3%

Total	$4,175,000	$3,941,000	$234,000	5.9%

     First quarter fiscal 2004 sales to the USA Foodservice channel increased 8.2% in the USA to $1,081,000 from the previous year first quarter sales of $999,000. The increase was driven by increased sales to hotels and convention centers since occupancy rates were higher and businesses held more banquet events compared to the previous year. The Foodservice channel provides the highest gross margins to the Company and focuses sales efforts on key accounts, large events, and use distributors to manage lower volume opportunities. Cuisine Solutions will continue to increase direct sales via the call center which allows an internal customer service group to follow up on sales and initiate sales activity without the direct use of our formal Foodservice Sales force. This allows more time and effort of the direct sales force to be focused on generating new accounts and introduction of new products into existing accounts. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions product. Management believes this value increases in the current economic and political situation challenging today’s business environment. In the meantime, Management has and will continue further cost reduction programs and product line changes to meet the changing needs of the industry.

     Fiscal 2004 first quarter sales to the On Board services channel totaled $2,136,000 versus previous year first quarter sales of $2,248,000, a decrease of $112,000 or 5.0%. Sales to the On Board Services sales are lower compared to previous years since the airline industry is still cutting back cost. The On Board services channel will continue to strengthen the business relationships with most of the major US airlines and passenger rail lines through continued value and service increase and flexible solutions upon the current demand in the industry.

     Retail sales for the first quarter of fiscal 2004 increased $54,000 to $284,000 from $230,000 during the same period of the previous year due to the additional product roll-out of a premium frozen food project to a North-American retailer. The Company had further promising presentations to other retailers during the first quarter of fiscal 2004 for the premium packaged frozen food products and anticipates product rollouts during the remainder of fiscal year 2004. Cuisine Solutions France has also placed premium private label products successfully into the French retail industry and was able to consistently expand sales to a French retailer during the last three quarters.

     Military sales for the first quarter 2004 increased $176,000 or 73.0% to $417,000 from $241,000 during the same period in fiscal 2003 primarily due to regaining of sales to navy carriers. The Company will further support the growing opportunity for this sales channel not only with the Navy but also with the US Army, Air Force and Marine Corps.

     New Business sales for the first quarter of fiscal year 2004 amounted to $257,000, up from $223,000 in fiscal 2003. The sales increase of $34,000 is attributed to increased sales to national restaurant chains. The Company will further pursue its role as a supplier for national restaurant chains that have found that the Company’s product quality and ease of use makes an attractive alternative for providing promotional menu items.

NORWAY SALES

     During the first quarter of fiscal 2004, total Norwegian sales volume increased 19.6% to 7,862,000 Norwegian Kroner from 6,572,000 Norwegian Kroner during the first quarter of fiscal 2003. The sales amount converted to US dollars amounted to $1,068,000 in the first quarter of fiscal 2004 and $872,000 during the first quarter of fiscal 2003 before the elimination of inter-company balances. Inter-company sales from Cuisine Solutions Norway are eliminated and reported as sales from either Cuisine Solutions France or Cuisine Solutions USA. Inter-company sales to the USA and France account for 65.6% compared to 43.8% during the same period in the previous fiscal year. Total production and inter-company sales measured in US Dollars were up 22.5% during the first quarter of fiscal 2004 versus the same period in the previous year.

     Total Norwegian sales before inter-company eliminations in both US dollars and Norwegian Kroners were as follows:

	Fiscal 2004	Fiscal 2003
	Norway Q1 Sales	Norway Q1 Sales	$Change	%Change

Sales in US Dollars	1,068,000	872,000	196,000	22.5%
Sales in Norwegian Kroners	7,862,000	6,572,000	1,290,000	19.6%
Average Exchange Rate	7.361	7.537

     Cuisine Solutions anticipates an increase in retail sales of salmon in the second quarter of fiscal year 2004 due to the seasonal increase in demand.

FRANCE SALES

     The total fiscal year 2004 first quarter sales in US dollars were $2,560,000 versus previous year sales of $1,992,000, an increase of $568,000 or 28.5%. Sales in EURO during the same period were EURO 2,278,000 versus EURO 2,024,000 respectively, an increase of 12.6%. The differences in the increase are due to the US dollar-EURO fluctuations in the exchange rate for the respective periods.

     Cuisine Solutions France fiscal year 2004 first quarter sales compared to prior year first quarter and respective exchange rates are as follows:

	Fiscal 2004	Fiscal 2003
	France Q1 Sales	France Q1 Sales	$Change	%Change

Sales in US Dollars	2,560,000	1,992,000	568,000	28.5%
Sales in EURO	2,278,000	2,024,000	254,000	12.6%
Average Exchange Rate	0.890	1.017

     Cuisine Solutions France increase in sales was primarily driven by higher retail sales of private label packaged products as well as higher sales in the foodservice sector. Cuisine Solutions France was able to consistently increase sales to a French retailer during the three quarters. In addition, foodservice operators are forced to deal with the thirty-five hour work week constraint and have discovered that the Cuisine Solutions product line offers a solution to the limited availability and higher cost of labor created as result of the mandated work hour rules.

GROSS MARGINS

	Quarter Ended

	Sep. 20,	Sep. 21,
	2003	2002

	(dollars in thousands)
Net sales	$7,102	$6,423
Gross margin percentage	16.9%	17.1%
Loss from operations	$(159)	(750)

     Gross margins decreased compared to fiscal year 2003 due to the fact that certain employees of the Company’s engineering personnel are currently providing support to the production of USA operations and as such are included in Cost of goods sold, whereas those resources supported international operations last fiscal year and related costs were included in Selling and Administrative expenses.

     Gross margins in the USA and France are actually up by 2% and 5% respectively as a result of the reduction of personnel in Alexandria and cost reductions achieved through alternative sources of supply and product mix changes.

     Gross margins for the plant in Norway are negative due to the decrease in demand of the Norwegian product line after the slowdown of the economy which in turn impacted the ability to cover fixed production overhead cost due to the reduction in production. However, all controllable costs in Norway have been managed during the first quarter of fiscal 2004.

     Cuisine Solutions management is confident that larger sales volume with its impact to fixed costs and continued aggressive cost management will result in higher gross margins. The gross margin in France is expected to stay at approximately 20% due to heavy price competition in the retail sector.

Selling and Administrative Expenses

A comparison of selling and general administrative costs follows:

	Quarter Ended

	Sep. 20,	Sep. 21,
	2003	2002

	(dollars in thousands)
Selling and administrative costs	$1,242	$1,715

     Selling and administrative expenses decreased $473,000 or 27.6% in the first quarter of fiscal 2004 versus the first quarter of fiscal 2003. Expenses as a percent of sales were 17.5% in the first quarter of fiscal 2004 versus 26.7% in fiscal 2003. The decrease was due to the aggressive cost management and attributed to the reduction of personnel in Alexandria as well as tying incentive compensation plans to performance. In addition, certain costs related to the Company’s engineering resources were included in Cost of goods sold this fiscal year, whereas similar costs were included in Selling and Administrative expenses during fiscal year 2003 (see ‘GROSS MARGINS’). Management does continue tight management of selling and administrative expenses.

Depreciation and Amortization

     Depreciation and amortization decreased $44,000 to $206,000 for the first quarter of fiscal year 2004, compared with $250,000 for the same period a year ago. This decrease is related to equipment reaching its useful life and correspondingly has been fully depreciated.

Non-operating Income and Expense

     Investment income consists of returns earned on funds invested in corporate bonds and treasury bills, and interest expenses relates to the borrowings of the Company’s Norwegian and French subsidiaries, including the Norwegian capital lease.

     Management maintains these funds in a trust account with the majority of the funds invested in government securities.

     At September 20, 2003, the Company had borrowings of $3,217,000, bearing interest at rates ranging from 3.3% to 6.6%. The majority of these borrowings of $2,490,000 were through its Norwegian subsidiary and includes an outstanding principal amount of $1,235,000 for the capital lease on the building in Norway and $1,047,000 allowed under the working capital line of credit with Den norske Bank. Cuisine Solutions France has a remaining principal balance on a term loan in the amount of $11,000 at 5.6% obtained to finance plant expansion. The original loan amount equated to approximately $500,000 in September 1998 and the loan is due by the end of September 2003. In December 2000, Cuisine Solutions France entered into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% interest on the outstanding balance of the loan. The current portion of this loan is $117,000 and the total outstanding principal amounts to $209,000 at September 20, 2003. In October 2002, Cuisine Solutions France entered into a ten year term loan to finance the acquisition of land and a building to be used as a distribution plant in the amount of EURO190,000 or $216,000. This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is $17,000 and the total outstanding principal amounts to $203,000 at September 20, 2003. In March 2003, Cuisine Solutions France entered into a five year term loan to further expand the facility in the amount of EURO280,000 or $318,000. This loan bears interest of 3.3% and is due in June 2008. The current portion of this loan is $60,000 and the total outstanding principal amounts to $303,000 at September 20, 2003.

Provision for Taxes

     No provision for income taxes was made during the first quarter of fiscal 2004 due to the Company’s continued losses.

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

     The Company’s costs of its Norwegian subsidiary are denominated in Norwegian Kroner. Sales of products from its Norwegian subsidiary are made in the currency of the purchasing jurisdiction and are subsequently recorded in Norwegian Kroner. The Company plans to change the billing from Norwegian Kroner to the EURO to reduce the exchange rate risk and to minimize the financing cost of the Norwegian subsidiary. The Company does engage in forward contracts for Norway shipments to the USA where these shipments are predictable with the objective of protecting planned profit margins. The USA does not purchase product from France and therefore, does not have any exposure to foreign exchange other than translation adjustments during consolidations.

     During the first quarter of fiscal year 2004, the sales to Airline accounts and railroad companies were approximately 40% of total revenues and sales to the Foodservice Industry 30%, primarily to hotel restaurants and banquets. Both of these industries have been affected due to the decreased travel related to the September 11, 2001 tragedy. Management is confident that the business cycle will swing back as well as possibly offer new opportunities for the Company. Management has initiated significant cut backs and re-focused efforts to accelerate sales to all sales channels.

     Management cannot predict what the final outcome may be or the return to normal business travel, nor can it completely identify all of the potential new opportunities that may be available.

Liquidity and Capital Resources

     At September 20, 2003, the Company’s combined total of cash and short-term investment balances was $615,000, compared with $1,357,000 at June 28 2003. This decrease is the result of the operating loss, and the reduction of debt. Additionally, the Company held long term investments of $1,320,000 and $1,331,000 at September 20, 2003 and June 28, 2003, respectively, with maturities greater than one year. Long term investments are used as collateral for the Standby Letter of Credit to secure the overdraft facility of the Norwegian subsidiary. There is no other restriction on cash balances at the end of the fiscal 2004 first quarter.

     Net cash used by operations amounted to $261,000 for year to date 2004, compared to cash used of $1,120,000 a year ago. Cash in the amount of $37,000 was used by investing activities, largely due to the investment in new production equipment. Cash in the amount of $444,000 was used by financing activities and related to the regular payments of the borrowings as well as to the Norwegian operations expanded use of a working capital line of credit.

     The Company’s Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of September 20, 2003, the Company used the maximum amount available under line of credit which is currently $1,047,000.

Future Prospects

Marketing Efforts

     In fiscal year 2004, the Company’s strategy will involve stabilizing the business to the existing customers and increasing the Cuisine Solutions market share while exploring new opportunities of pre-prepared frozen entrees in the banquet, airline, rail and retail industries as well as to the military.

Foodservice

     The Foodservice channel will continue to manage the hotel restaurant menu program while working to reduce distribution costs of shipping direct to hotels. The fiscal 2004 strategy involves the continued penetration into large key national accounts, banquet centers and casinos. Demand for foodservice product in France increased significantly during the past two years and expects further growth for fiscal 2004 due to the continued customer satisfaction with the quality and variety of product offered by the Company. Foodservice operators in France are forced to deal with the thirty-five hour work week constraint and have discovered the Cuisine Solutions product line offers a solution to the limited availability and higher cost of labor created as a result of the mandated work hour rules. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions’ product. Management has and will continue with aggressive cost reduction programs and product line changes to meet the changing needs of the industry.

On Board Services

     On Board Services was highly affected by the slowdown of the travel industry over the past two years. Cuisine Solutions attempts to pursue growth in sales by focusing on airlines and railway companies in USA and in Europe. As the airline and related support industries consolidate their workforces, management is exploring every opportunity to provide the airlines with high quality first class and business class meals, providing greater flexibility and less labor. The Company is developing the ‘Buy-on-Board’ meal program with several airlines and anticipates the launch of the program towards the end of fiscal year 2004.

Retail

     Retail objectives for fiscal year 2004 include the further penetration into the USA in-store deli of targeted retailers as well as the further product rollout of premium frozen retail products into the USA and French market. The benefit of retail sales includes high volume potential, economies of scale from production and lower distribution and administrative cost per sales order. Management initiated a strategic effort into retail sales in order to diversify the sales channels of the Company and to provide the opportunity for large volume sales that would increase the efficiency of the total Company product line.

France

     Cuisine Solutions France has experienced sales growth during the last three years, contributing to the Company’s cash flow since its acquisition in 1999. Management will continue with its strategic sales plan to expand the selling efforts not only in France but in other European countries, especially in Germany and the United Kingdom. Although the overall travel industry suffered declines during the past fiscal year, management credits both the thirty-five hour work week rule and its impact on labor cost in France for the increase in demand for the Foodservice channel as well as aggressive cost control resulting in a positive net income for Cuisine Solutions France.

     Cuisine Solutions France will continue to pursue additional product line expansion into the On Board Services and retail markets and attempt to increase its market share and product awareness.

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

Foreign Currency Risk:

     The majority of the Company’s sales are denominated in U.S. dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The Norwegian subsidiary’s sales are denominated in Norwegian Kroner while the French subsidiary reports in EURO. As currency exchange rates, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales, which are subject to these foreign currency fluctuations, are currently 41% of the Company’s sales. The net assets of the subsidiaries are approximately 45% of the Company’s net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

Sales and Marketing Risks:

     The future performance of the Company’s efforts will depend on a number of factors. One is the recovery of the travel industry, and specifically the airlines, which have been a major source of Cuisine Solutions revenue and formal business strategy. The others involve the introduction and roll-out of new product lines into the Retail sector. Although the economic situation with the airlines is believed to be temporary, Management cannot forecast the length and total impact of the current economic cycle. Cuisine Solutions will position itself to provide maximum value to our airline partners during this difficult period and remain prepared to resume business growth when the industry completely recovers. Cuisine Solutions Management has positioned additional focus on the opportunities available in the retail sector and the success rate will be contingent upon market acceptance of the product line, price points and execution of its marketing strategy.

Item 4.  Controls and Procedures

     Within 90 days prior to the date of this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on the foregoing, the Principal Executive Officer, the Chief Operating Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company’s periodic SEC filings. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

CUISINE SOLUTIONS, INC.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

     At the end of fiscal year 2002, the Company has filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. The Company claims full recovery of the amounts owed by Cuisine Solutions do Brasil Ltda, including the loan of $763,000, and in addition the management and administrative fees of $895,000 according to the Joint Venture agreement with the Brazilian Partner. The managing directors of Cuisine Solutions do Brasil Ltda, Jose Sanchez Aguayo and Rodrigo Sanchez, were named as nominal defendants in the lawsuit. Due to the current stage of the filed lawsuit, management cannot predict a judgment and the ultimate outcome from this lawsuit.

     Cuisine Solutions, Inc. has been named as a Co-Defendant in a civil garnishment action in the amount of $625,000 styled Caisse Regionale du Morbihan et de Loire Atlantique du Credit Maritime versus Food Research Corporation, currently pending in the Circuit Court of Fairfax County, Virginia. In this case, Plaintiff alleges that it obtained a judgment against Food Research Corp. in France, which it now seeks to enforce upon assets of Cuisine Solutions, Inc. in the Commonwealth of Virginia.

     In September 2003, Cuisine Solutions filed its answer to Plaintiff’s garnishment summons, denying that it possesses or controls any funds, assets or any other property belonging to Food Research Corp. Accordingly, Cuisine Solutions denies any liability in this case.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company’s 20th annual meeting of shareholders was held on October 22, 2003 in Alexandria, Virginia at the Hilton Alexandria Mark Center. The following individuals were re-elected to serve as Directors for a period of one year and until their successors are elected and qualify: Jean-Louis Vilgrain (Chairman), Stanislas Vilgrain (President & CEO), Sebastien Vilgrain, Mr. Charles McGettigan and Mr. Robert van Roijen.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.

Date: November 3, 2003	By: /s/Stanislas Vilgrain Stanislas Vilgrain President and CEO

By: /s/Andreas Pfann Andreas Pfann Chief Financial Officer, Treasurer and Corporate Secretary