Form 10-Q
period 2003-12-13
CUISINE SOLUTIONS INC
filed 2004-01-27
CIK 737602

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 13, 2003

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

Yes  (X)    No (   )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 27, 2004.

Common Stock 0.01 par value	Number of Shares

Class A	15,824,788
Class B	None

CUISINE SOLUTIONS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, all adjustments necessary for the fair presentation of the Company’s results of operations, financial position and changes therein for the periods presented have been included.

CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 13,	June 28,
	2003	2003

ASSETS
Current Assets
Cash and cash equivalents	$1,133,000	$1,357,000
Accounts receivable, trade	4,390,000	3,479,000
Inventory	4,743,000	4,056,000
Prepaid expenses	327,000	450,000
Notes receivable, related party	26,000	32,000
Other current assets	313,000	450,000

TOTAL CURRENT ASSETS	10,932,000	9,824,000
Investments	1,147,000	1,331,000
Fixed assets, net	5,235,000	5,264,000
Other assets	10,000	9,000

TOTAL ASSETS	$17,324,000	$16,428,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	2,035,000	1,970,000
Accounts payable and accrued expenses	4,095,000	3,950,000
Accrued payroll and related liabilities	1,381,000	1,351,000

Total current liabilities	7,511,000	7,271,000
Long-term debt, less current portion	2,205,000	1,691,000

TOTAL LIABILITIES	9,716,000	8,962,000

Stockholders’ equity
Common stock - $.01 par value, 20,000,000 shares authorized, 15,824,788 shares issued and outstanding at December 13, 2003 and June 28, 2003, respectively.	159,000	159,000
Class B Stock - $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	26,284,000	26,284,000
Accumulated deficit	(19,604,000)	(19,486,000)
Accumulated Other Comprehensive Income
Unrealized gain on debt and equity investments	50,000	59,000
Cumulative translation adjustment	719,000	450,000

TOTAL STOCKHOLDERS’ EQUITY	7,608,000	7,466,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,324,000	$16,428,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarter		Year to Date

	Twelve Weeks Ended		Twenty Four Weeks Ended

	Dec 13,	Dec 14,	Dec 13,	Dec 14,
	2003	2002	2003	2002

NET SALES	$9,086,000	$6,598,000	$16,188,000	$13,021,000
Cost of goods sold	6,985,000	5,447,000	12,890,000	10,774,000

GROSS MARGIN	2,101,000	1,151,000	3,298,000	2,247,000
Selling and administration	1,874,000	1,861,000	3,116,000	3,576,000
Depreciation and amortization	111,000	128,000	225,000	259,000

Income (LOSS) FROM OPERATIONS	116,000	(838,000)	(43,000)	(1,588,000)

Nonoperating income (expense)
Investment income	14,000	33,000	31,000	68,000
Interest expense	(25,000)	(51,000)	(56,000)	(99,000)
Other income (expense)	(42,000)	9,000	(50,000)	(2,000)

TOTAL NON-OPERATING EXPENSE	(53,000)	(9,000)	(75,000)	(33,000)

Income (Loss) from operations before income tax	63,000	(847,000)	(118,000)	(1,621,000)
Provision for income tax benefit (expense)	—	—	—	—

NET INCOME (LOSS)	63,000	(847,000)	(118,000)	(1,621,000)

Basic and diluted net income (loss) per share:
Net income (loss) per common share-basic and diluted	$0.00	($0.05)	($0.01)	($0.10)
Weighted average shares outstanding-basic	15,824,788	15,824,788	15,824,788	15,824,788
Common stock equivalents	170,893	—	—	—

Weighted average shares outstanding-diluted	15,995,681	15,824,788	15,824,788	15,824,788

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Twenty four weeks ended
	Dec 13,	Dec 14,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(118,000)	$(1,621,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	408,000	489,000
Gain on sale of investments	(3,000)	(21,000)
Change in cumulative translation adjustment	269,000	44,000
Changes in assets and liabilities:
Increase in accounts receivable trade, net	(911,000)	(8,000)
(Increase) Decrease in inventory	(687,000)	96,000
Decrease (Increase) in prepaid expenses	123,000	(34,000)
Decrease in notes receivable, related party	6,000	32,000
Decrease in other assets	136,000	33,000
Increase (Decrease) in accounts payable and accrued expenses	145,000	(241,000)
Increase (Decrease) in accrued payroll and related liabilities	30,000	(117,000)

Net cash used by operating activities	(602,000)	(1,348,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments	178,000	392,000
Capital expenditures	(379,000)	(459,000)

Net cash used by investing activities	(201,000)	(67,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt obligations	1,165,000	386,000
Payments on debt obligations	(586,000)	(218,000)

Net cash provided by financing activities	579,000	168,000

Net decrease in cash and cash equivalents	(224,000)	(1,247,000)
Cash and cash equivalents, beginning of period	1,357,000	1,958,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$1,133,000	$711,000

See accompanying notes to consolidated financial statements

Cuisine Solutions, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Unrealized Gains
		Additional		(Losses) on Debt	Cumulative	Total
	Common	Paid-In	Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit	Investments	Adjustment	Equity

Balance, June 28, 2003	$159,000	$26,284,000	$(19,486,000)	$59,000	$450,000	$7,466,000

Six periods 2004 net loss			(118,000)			(118,000)
Other comprehensive income/(loss)
Unrealized loss on debt and equity investments				(9,000)		(9,000)
Translation adjustment					269,000	269,000
Other comprehensive income/(loss)						260,000

Comprehensive Income/(Loss)						142,000

Balance, December 13, 2003	$159,000	$26,284,000	$(19,604,000)	$50,000	$719,000	$7,608,000

				Unrealized Gains
		Additional		(Losses) on Debt	Cumulative	Total
	Common	Paid-In	Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit	Investments	Adjustment	Equity

Balance, June 29, 2002	$159,000	$26,284,000	$(15,394,000)	$10,000	$97,000	$11,156,000

Six periods 2003 net loss			(1,621,000)			(1,621,000)
Other comprehensive income/(loss)
Unrealized loss on debt and equity investments				(49,000)		(49,000)
Translation adjustment					44,000	44,000
Other comprehensive income(loss)						(5,000)

Comprehensive Income/(Loss)						(1,626,000)

Balance, December 14, 2002	$159,000	$26,284,000	$(17,015,000)	$(39,000)	$141,000	$9,530,000

Cuisine Solutions, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1) Financial Statements

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, all adjustments necessary for the fair presentation of the Company’s results of operations, financial position and changes therein for the periods presented have been included.

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

     Inventory consists of:

	Dec. 13,	June 28,
	2003	2003

Raw materials	$1,326,000	$1,140,000
Frozen product & other finished goods	3,049,000	2,892,000
Packing materials & supplies	558,000	449,000

	4,933,000	4,481,000
Less obsolescence reserve	(190,000)	(425,000)

	$4,743,000	$4,056,000

4) Dividends - None.

5) Commitments and Contingencies

     The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.

6) Transaction with Related Parties

     The Company received $7,000 from Food Research Corporation (“FRC”) for payment related to a receivable from Classic European Bakers, LLC (“CEB”). CEB is owned by FRC, an entity owned by the

JLV group, the majority owner of Cuisine Solutions common shares. The receivables were primarily associated with unpaid rent related to a rental agreement for office space used by CEB at the Company’s premises in Alexandria.

     The Company has receivables of $13,000 at December 13, 2003 from its President who sponsored a marketing event with the Young Presidents Organization in France. The amount is non-interest bearing and expected to be paid during fiscal year 2004.

     As of December 13, 2003, the Company had an accrued liability in the amount of $260,000 to SOMDIAA. SOMDIAA is a holding company which is majority owned by Secria, S.A. and Secria Europe, S.A. Both enterprises are owned by the Jean-Louis Vilgrain family (“JLV”) and FRC is owned by Secria Europe, S.A. SOMDIAA provides the administration of French Social Security healthcare and retirement plans for individuals who work within the JLV group. The primary portion of the recorded accrual is related to amounts billed from SOMDIAA for separate health and retirement plans for the President of the Company and two other non-officer but key employees. The accrual at December 13, 2003 includes coverage for previous year’s benefits.

     On June 12, 2001, the Company signed an agreement to create a joint venture to build a sous-vide processing facility in Chile. The purpose of the facility would be to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. That agreement was terminated, however, the parties continue to develop the facility in Chile and have agreed that the Company will continue to hold 10% of the total outstanding shares of Cuisine Solutions Chile S.A. A marketing agreement to market certain sous-vide products has been signed between the parties in June 2003 and a commercial agreement to commit to the purchase of certain raw materials from Cuisine Solutions Chile has been signed in August 2003. The facility is scheduled to open in April 2004.

     On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with Food Investors Corporation (“FIC”) to provide short term working capital necessary to expand operations for fiscal year 2004. The loan bears interest of 5% per annum and is payable upon maturity. This loan may be extended for an additional six months upon initial maturity. In addition, on November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with Food Research Corporation (“FRC”) to provide short term working capital necessary to expand operations. The loan, which bears interest of 5% per annum, requires payment of interest on a quarterly basis beginning in April 2004, and provides for a balloon payment for the total amount due three years from the origination of the loan. FIC and FRC are 100 percent owned by Cuisine Solutions majority shareholder, the JLV group.

7) Income (Loss) Per Share

          Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share also includes common equivalent shares outstanding during the period if dilutive. The Company’s common equivalent shares consist of stock options. The weighted average number of shares outstanding related to stock options was 1,681,375, for the twenty-four weeks ended December 13, 2003, and the twelve and twenty four weeks ended December 14, 2002, the assumed exercise of the Company’s outstanding stock options are not included in the calculation as the effect would be anit-dilutive. For the twelve weeks ended December 13, 2003, 457,500 common stock options were included in the diluted income per share calculation.

8) Accounting for stock-based compensation

The Company accounts for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of

Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Dec. 13, 2003	Dec. 14, 2002

Net loss applicable to common shareholders	$(118,000)	$(1,621,000)
Less: Total stock-based compensation expense determined under the fair value method	$(84,000)	$(86,000)
Pro forma net loss	$(202,000)	$(1,707,000)
Profit/(loss) per common share:
Basic and diluted – as reported	$(0.01)	$(0.11)
Basic and diluted – pro forma	$(0.01)	$(0.11)
Weighted average common shares outstanding:
Basic and diluted	15,824,788	15,824,788

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas.

The Company recognizes revenue at the time products are shipped to the customers. Reserves against customer receivables are established as necessary, based upon an evaluation of the customer’s current financial condition and past experience and relationship.

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

The Company accounts for corporate income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires and asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company has fully reserved its deferred tax asset as a result of recurring losses and current projections of future operating results.

RESULTS OF OPERATIONS

     Cuisine Solutions, Inc. reported net income of $63,000 for the second quarter of fiscal 2004 compared to a net loss of $847,000 a year ago. The increase in income was primarily driven by a 37.7% increase in sales and a 83% increase in gross margin due primarily to lower cost of goods sold because of manpower efficiencies and lower raw material cost associated with a higher volume in sales. The company was profitable despite a $295,000 charge to bad debt expense, which is included in selling and administration expense, during the second quarter of fiscal year 2004 due to the liquidation of one of its On Board Services distributors in the USA.

Revenue in the second quarter of fiscal 2004 increased from $6,598,000 to $9,086,000, a 37.7% increase compared to the previous year. Retail sales in the USA increased 214%, and the national restaurant chain (New Business) channel, grew 166% compared to the second quarter of Fiscal 2003. Cuisine Solutions continues see recovery in its On Board Service and Foodservice channels as the US economy continues to improve.

NET SALES

     Second quarter fiscal 2004 revenue of $9,086,000 increased as described above by 37.7% compared to the previous fiscal years’ second quarter revenue of $6,598,000. Information as to Cuisine Solution sales by geographical locations as follows (Norway inter-company sales are eliminated):

	Q2 Fiscal 2004	Q2 Fiscal 2003	$Change	%Change

USA	$5,361,000	$3,903,000	$1,458,000	37.3%
Norway	322,000	156,000	166,000	106.4%
France	3,403,000	2,539,000	864,000	34.0%

Total Product Sales Revenue	$9,086,000	$6,598,000	$2,488,000	37.7%

USA SALES

     Fiscal year 2004 second quarter sales in the USA increased $1,458,000 to $5,361,000, a 37.3% increase from the previous fiscal year second quarter sales of $3,903,000.

     Information as to Cuisine Solutions USA fiscal year 2004 second quarter sales by sales channel is presented below.

	Q2 FY04	Q2 FY03	$Change	%Change

Foodservice	$1,375,000	$1,174,000	$201,000	17.1%
On Board Services	2,111,000	1,882,000	229,000	12.1%
Retail	1,239,000	394,000	845,000	214.5%
Military	234,000	302,000	(68,000)	(22.5%)
New Business	402,000	151,000	251,000	166.2%

Total	$5,361,000	$3,903,000	$1,458,000	37.3%

     Second quarter fiscal 2004 sales to the USA Foodservice channel increased 17.1% in the USA to $1,375,000 from the previous year second quarter sales of $1,174,000. The increase was driven by increased sales to hotels and convention centers since occupancy rates were higher and businesses held more banquet events compared to the previous year. The Foodservice channel provides the highest gross margins to the Company and focuses sales efforts on key accounts, large events, and use of distributors to manage lower volume opportunities. Management has and will continue to employ further cost reduction programs and product line changes to meet the changing needs of the industry.

     Fiscal 2004 second quarter sales to the On Board Services channel totaled $2,111,000 versus previous year second quarter sales of $1,882,000, an increase of $229,000 or 12.1%. Sales to the On Board Services increased in second quarter as US airlines and passenger rail continued their recovery from last year.

     Retail sales for the second quarter of fiscal 2004 increased $845,000 to $1,239,000 from $394,000 during the same period of the previous year due to the additional product roll-out of premium branded and private label frozen food products to North-American retailers. The Company anticipates product rollouts of such products during the remainder of fiscal year 2004.

     Military sales for the second quarter 2004 decreased $68,000 or 22.5% from $302,000 to $234,000 during the same period in fiscal 2003 primarily due to lower demand from the US Navy carriers. Navy sales are conducted through an arrangement with a broker. The Company is further supporting the growing opportunity for this sales channel with a direct sales person focusing on the US Army, Air Force and Marine Corps.

          New Business sales for the second quarter of fiscal year 2004 totalled $402,000, up from $151,000 in fiscal 2003. The sales increase of $251,000 attributable to increased sales to national restaurant chains. The Company will further pursue its role as a supplier for national restaurant chains that have determined that the Company’s product quality and ease of use makes an attractive alternative for providing promotional menu items.

NORWAY SALES

     During the second quarter of fiscal 2004, total Norwegian sales volume increased 17.3% to 8,770,000 Norwegian Kroner from 7,479,000 Norwegian Kroner during the second quarter of fiscal 2003. The sales amount converted to US dollars amounted to $1,252,000 in the second quarter of fiscal 2004 and $1,011,000 during the second quarter of fiscal 2003 before the elimination of inter-company balances. The increase was due to greater demand for Norwegian salmon products. Inter-company sales from Cuisine Solutions Norway are eliminated and reported as sales from either Cuisine Solutions France or Cuisine Solutions USA. Inter-company sales to the USA and France account for 74.2% compared to 85% during the same period in the previous fiscal year. Total production and inter-company sales measured in US Dollars were up 23.8% during the second quarter of fiscal 2004 versus the same period in the previous year.

          Total Norwegian sales before inter-company eliminations in both US dollars and Norwegian Kroners were as follows:

	Fiscal 2004	Fiscal 2003
	Norway Q2 Sales	Norway Q2 Sales	$Change	%Change

Sales in US Dollars	1,252,000	1,011,000	241,000	23.8%
Sales in Norwegian Kroners	8,770,000	7,479,000	1,291,000	17.3%
Average Exchange Rate	7.005	7.398

FRANCE SALES

     The total fiscal year 2004 second quarter sales in US dollars were $3,403,000 versus previous year sales of $2,539,000, an increase of $864,000 or 34.0%. Sales in EURO during the same period were EURO 2,914,000 versus EURO 2,561,000 respectively, an increase of 13.8%. The differences in the increase are due to the US dollar-EURO fluctuations in the exchange rate for the respective periods.

     Cuisine Solutions France’s fiscal year 2004 second quarter sales compared to prior year second quarter and respective exchange rates are as follows:

	Fiscal 2004	Fiscal 2003
	France Q2 Sales	France Q2 Sales	$Change	%Change

Sales in US Dollars	3,403,000	2,539,000	864,000	34.0%
Sales in EURO	2,914,000	2,561,000	353,000	13.8%
Average Exchange Rate	0.856	1.009

     Cuisine Solutions France increase in sales was primarily driven by higher retail sales of private label packaged products as well as higher sales in the foodservice sector. Cuisine Solutions France was able to consistently increase sales to a French retailer for the past three quarters.

GROSS MARGINS

	Quarter Ended

	Dec. 13, 2003	Dec. 14, 2002

	(dollars in thousands)
Net Sales	$9,086	$6,598
Gross margin percentage	23.1%	17.4%
Income (Loss) from operations	$116,000	$(838,000)

     Gross margins increased 83% compared to the second quarter fiscal year 2003 due primarily to lower cost of goods sold because of manpower efficiencies and lower raw material cost associated with a higher volume in sales.

     Gross margin in the USA increased from 20.5% to 27.7% as a percentage of sales due to the Company’s ability to maintain a higher production volume during the period. The gross margin in France remained approximately 20% as expected and Norway gross margin increased from -15.6% to -4.2%. Cuisine Solutions management is confident that continued larger sales volume and aggressive cost management will result in higher gross margins.

Selling and Administrative Expenses

A comparison of selling and general administrative costs follows:

	Quarter Ended

	Dec. 13, 2003	Dec. 14, 2002

	(dollars in thousands)
Selling and administrative costs	$1,874	$1,861

     Selling and administrative expenses increased $13,000 or 0.7% in the second quarter of fiscal 2004 versus the second quarter of fiscal 2003. Selling and administrative expenses included a $295,000 bad debt charge the second quarter of fiscal year 2004 due to the liquidation of one of its On Board Services distributors in the USA. Expenses as a percent of sales were reduced to 20.6% in the second quarter of fiscal 2004 versus 28.2% in fiscal 2003. The decrease was due to the continuous cost management and reduction of personnel in our Alexandria, VA., headquarters, as well as tying incentive compensation plans to performance.

Depreciation and Amortization

          Depreciation and amortization decreased $37,000 to $202,000 for the second quarter of fiscal year 2004, compared with $239,000 for the same period a year ago. This decrease is related to certain equipment reaching its useful life and correspondingly becoming fully depreciated.

Non-operating Income and Expense

          Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

          Interest expense relates to the borrowings of the Company’s Norwegian and French subsidiaries, including the Norwegian capital lease.

          Also included in the Non-operation Income and Expense is foreign exchange losses of $27,000 for the twelve weeks ended December 13, 2004.

Provision for Taxes

          No provision for income taxes was made during the second quarter of fiscal 2004 due to the Company’s continued losses.

Twenty Four Weeks Ended December 13, 2003 Compared to Twenty Four Weeks Ended December 14, 2002

RESULTS OF OPERATIONS

     Cuisine Solutions, Inc. reported a net loss of $118,000 for the first two quarters of fiscal 2004 compared to a net loss of $1,621,000 for the same period a year ago. The decrease in the loss was primarily driven by a 24.3% increase in sales. The decrease in the loss compared to the previous fiscal year to date result was also due to lower cost of goods sold because of manpower efficiencies and lower raw material cost associated with a higher volume in sales as well as a 12.9% decrease in selling and administrative expenses. Selling and administrative expenses included a $295,000 bad debt charge recorded in the second quarter of fiscal year 2004 due to the liquidation of one of its On Board Services distributors in the USA.

NET SALES

     Revenue for the first two quarters fiscal year to date 2004 increased from $13,021,000 to $16,188,000, a 24.3% increase compared to same period the previous year primarily due to the increased sales to the Retail in the USA and France, as well as the National Restaurant Chain channel in the USA. A summary of the Company’s operations by region and by business channel is shown below.

Total fiscal YTD sales by region are as follows (Norway inter-company sales are eliminated):

	YTD Fiscal 2004	YTD Fiscal 2003	$Change	%Change

USA	$9,536,000	$7,844,000	$1,692,000	21.6%
Norway	689,000	646,000	43,000	6.7%
France	5,963,000	4,531,000	1,432,000	31.6%

Total Product Sales Revenue	$16,188,000	$13,021,000	$3,167,000	24.3%

USA SALES

Total fiscal YTD USA sales by business channel are as follows:

	YTD Fiscal 2004	YTD Fiscal 2003	$Change	%Change

Foodservice	$2,456,000	$2,173,000	$283,000	13.2%
On Board Services	4,246,000	4,130,000	116,000	2.8%
Retail	1,523,000	624,000	899,000	144.1%
Military	652,000	544,000	108,000	19.9%
New Business/NRC	659,000	373,000	286,000	76.7%

Total	$9,536,000	$7,844,000	$1,692,000	21.6%

Fiscal 2004 YTD Foodservice sales increased $283,000 to $2,456,000 from previous fiscal YTD sales of $2,173,000. The increase is attributed to increased sales to hotels and convention centers as the economy recovers from last year.

Fiscal 2004 YTD On Board Service sales increased $116,000 to $4,246,000 from previous fiscal YTD sales of $4,130,000. The increase is attributed to the recovery of sales to the US airlines and passenger rails, primarily in the second quarter.

Fiscal 2004 YTD retail sales increased $899,000 to $1,523,000 from previous fiscal YTD sales of $624,000. The increase was attributable to the continued product roll-out of premium branded and private label frozen food products to North-American retailers.

Fiscal 2004 YTD Military sales increased $108,000 to $652,000 from previous fiscal YTD sales of $544,000. The increase is attributed to the increase in sales to US Navy carriers during the first quarter.

Fiscal 2004 YTD New Business sales increased $286,000 to $659,000 from previous fiscal YTD sales of $373,000. The increase is attributed to growth in sales to national restaurant chains.

NORWAY SALES

Total fiscal year 2004 YTD Value of Norwegian shipments (includes inter-company sales):

	Fiscal 2004	Fiscal 2003
	YTD Norway Q2 Sales	YTD Norway Q2 Sales	Change	%Change

Sales in US Dollars	2,320,000	1,883,000	437,000	23.2%
Sales in Norwegian Kroners	16,633,000	14,051,000	2,582,000	18.4%
Average Exchange Rate	7.169	7.462

The fiscal YTD sales from Norway in US Dollars increased 23.2%. The shipment volume in Norwegian Kroner increased by 18.4% due to the greater demand for salmon primarily in France. The higher US Dollars sales value increase resulted from the increase in the value of the Norwegian Kroner versus the US Dollar during the reporting period.

FRANCE SALES

Total fiscal 2004 YTD Sales from France:

	Fiscal 2004	Fiscal 2003
	YTD France Q2 Sales	YTD France Q2 Sales	Change	%Change

Sales in US Dollars	5,962,000	4,531,000	1,431,000	31.6%
Sales in EURO	5,192,000	4,585,000	607,000	13.2%
Average Exchange Rate	0.871	1.012

The second quarter fiscal YTD US dollar value of sales from Cuisine Solutions France increased $1,431,000 to $5,962,000 from previous fiscal YTD sales of 4,531,000. The fiscal YTD sales in EURO increased EURO 607,000 to EURO 5,192,000 from previous fiscal YTD sales of EURO 4,585,000. The increase in sales was primarily driven by higher retail sales of private label packaged products to a French retailer. The US Dollars sales value increase resulted from the increase in the value of the EURO versus the US Dollar during the reporting period.

GROSS MARGINS

          A comparison of net sales, gross margin percentages and losses from operations follows:

	Year to Date

	Dec. 13,	Dec. 14,
	2003	2002

	(Dollars in thousands)
Net sales	$16,188	$13,021
Gross margin percentage	20.4%	17.3%
Loss from operations	$(43)	(1,588)

     Total consolidated gross margins increased to 20.4% year to date fiscal 2004 second quarter compared with 17.3% a year ago due to the Company’s ability to maintain a higher production volume during the period. Management is confident that continued larger sales volume and aggressive cost management will result in higher gross margins.

Selling and Administrative Expenses

A comparison of selling and general administrative costs follows:

	Year to Date

	Dec. 13,	Dec. 14,
	2003	2002

	(Dollars in thousands)
Selling and administrative costs	$3,116	$3,576

          Selling and administrative expenses decreased $460,000 or 12.9% for fiscal YTD 2004 versus the same period of fiscal 2003. Expenses as a percent of sales were 19.2% for fiscal YTD 2004 versus 27.5% in fiscal YTD 2003. The decrease was due to the aggressive cost management and attributed to the reduction of sales and administrative staff as well as compensation plans tied to top line sales and profit contribution. Selling and administrative expenses included a $295,000 bad debt charge in the second quarter of fiscal year 2004 due to the liquidation of one of its On Board Services distributors in the USA.

Depreciation and Amortization

          Depreciation and amortization decreased $81,000 to $408,000 for fiscal YTD 2004, compared with $489,000 for the same period a year ago. The decrease is related to equipment reaching its useful life and correspondingly has been fully depreciated.

Non-operating Income and Expense

          Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities. For YTD fiscal year 2004, the Company realized a gain of $3,000 on the sale of investments.

          Also included in the Non-operation Income and Expense is foreign exchange losses of $32,000 for the twenty four weeks ended December 13, 2004.

          At December 13, 2003, the Company had borrowings of $4,240,000, bearing interest at rates ranging from 3.3% to 6.6%. The majority of these borrowings includes $2,500,000 through its Norwegian subsidiary and represents an outstanding principal amount of $1,290,000 for the capital lease on the building in Norway and $1,091,000 allowed under the working capital line of credit with Den norske Bank. In December 2000, Cuisine Solutions France entered into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% interest on the outstanding balance of the loan. The current portion of this loan is $100,000 and the total outstanding principal amounts to $206,000 at December 13, 2003. In October 2002, Cuisine Solutions France entered into a ten year term loan to finance the acquisition of land and a building to be used as a distribution plant in the amount of EURO 190,000 or $234,000. This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is $19,000 and the total outstanding principal amounts to $215,000 at December 13, 2003. In March 2003, Cuisine Solutions France entered into a five year term loan to further expand the facility in the amount of EURO 280,000 or $344,000. This loan bears interest of 3.3% and is due in June 2008. The current portion of this loan is $64,000 and the total outstanding principal amounts to $312,000 at December 13, 2003. On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with Food Investors Corporation (“FIC”) to provide short term working capital necessary to expand operations for fiscal year 2004. The loan bears interest of 5% per annum and is payable upon maturity. This loan may be extended for an additional six months upon initial maturity. In addition, on November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with Food Research Corporation (“FRC”) to provide short term working capital necessary to expand operations. The loan bears interest of 5% per annum and is payable upon maturity. Under this loan, Cuisine Solutions pays interest on a quarterly basis beginning in April 2004, with a balloon payment for the total amount due three years from the origination of the loan. FIC and FRC are 100 percent owned by Cuisine Solutions majority shareholder, the JLV group.

Provision for Taxes

     No provision for income taxes was made during the second quarter of fiscal 2004 due to the Company’s continued losses.

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

     The Company’s costs of its Norwegian subsidiary are denominated in Norwegian Kroner. Sales of products from its Norwegian subsidiary are made in the currency of the purchasing jurisdiction and are subsequently recorded in Norwegian Kroner. The Company does engage in forward contracts for Norway shipments to the USA where these shipments are predictable with the objective of protecting planned profit margins. The USA subsidiary does not purchase product from France and therefore, does not have any exposure to foreign exchange other than translation adjustments during consolidations.

     During the second quarter of fiscal year 2004, the sales to Airline accounts and railroad companies were approximately 48% of total revenues and sales to the Foodservice Industry 26%, primarily to hotel restaurants and banquets. Management has re-focused efforts to accelerate sales to all sales channels.

Liquidity and Capital Resources

     At December 13, 2003, the Company’s combined total of cash and short-term investment balances was $1,133,000, compared with $1,357,000 at June 28 2003. This decrease is the result of the year-to-date operating loss, and the reduction of debt. Additionally, the Company held long term investments of $1,147,000 and $1,331,000 at December 13, 2003 and June 28, 2003, respectively, with maturities greater than one year. Long term investments are used as collateral for the Standby Letter of Credit to secure the overdraft facility of the Norwegian subsidiary. There is no other restriction on cash balances at the end of the fiscal 2004 second quarter.

     Net cash used by operations amounted to $602,000 for year to date 2004, compared to cash used of $1,348,000 a year ago. Cash in the amount of $379,000 was used by investment in new production equipment while the sale of investments provided $178,000 in cash. Financing activities provided net cash of $579,000 from new borrowings.

     The Company’s Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of December 13, 2003, the Company used the maximum amount available under line of credit which is currently $1,091,000.

Future Prospects

Marketing Efforts

          During the remainder of fiscal year 2004, the Company’s strategy will involve efforts to grow each channel with the highest priority on building the Cuisine Solutions brand and growing the existing retail customer base for pre-prepared frozen entrees and deli items.

Foodservice

          The Foodservice channel will continue to manage the hotel restaurant menu program while working to reduce distribution costs of shipping direct to hotels. The fiscal 2004 strategy involves the continued penetration into large key national accounts, banquet centers and casinos. Demand for foodservice products in France increased significantly during the past two years and we expect further growth for fiscal 2004 due to continued customer satisfaction with the quality and variety of products offered by the Company. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency, and food safety associated with Cuisine Solutions products. Management will work to find new growth strategies for this channel including adding sales personnel where appropriate. Management increased sales personnel in France during the second quarter fiscal 2004.

On Board Services

          On Board Services was highly affected by the slowdown of the travel industry over the past two years. However, close customer focus has started to show positive results during this quarter. Cuisine Solutions will pursue growth by increasing the number of items sold to each of its customers working directly and indirectly with the airlines and railways in the USA and in Europe. As the airline and related support industries consolidate their workforces, management is exploring every opportunity to provide the airlines with high quality first class and business class meals, greater potential flexibility and less labor. The Company is developing the ‘Buy-on-Board’ meal program with several airlines and anticipates the launch of the program towards the end of fiscal year 2004. There is still instability and risk associated with this market and management is taking a cautious approach with its business partners.

Retail

          Management initiated a strategic effort into retail sales in order to diversify the sales channels of the Company and to provide the opportunity for large volume sales that would increase the efficiency of the total Company product line. Retail objectives for fiscal year 2004 include the further penetration into the USA in-store deli of targeted retailers as well as the further product rollout of premium frozen retail products into the USA and French market. The benefit of retail sales includes high volume potential, economies of scale from production and lower distribution and administrative cost per sales order. Cuisine Solutions also sees great value in the creation of Cuisine Solutions as a brand for the upscale frozen food market.

Military

          Cuisine Solutions has been actively marketing the military beyond the US Navy carrier market. During the second quarter of fiscal 2004, it was announced by the Army that two of the Cuisine Solutions products (frozen) will be on the Unitized Group Rations-A (UGR-A) menu for feeding troops in field kitchens. Although the Cuisine Solutions products were chosen as two of the 14 menu items, there is no guarantee that the military will ultimately buy the products from Cuisine Solutions. The Army estimates that it will begin ordering from Cuisine Solutions during the fourth quarter of fiscal 2004 or first quarter of fiscal 2005.

National Restaurant Chains (New Business)

          Cuisine Solutions has been trying to work with large restaurant chains to provide the chain’s current recipes in a frozen “sous-vide” format. Cuisine Solutions believes there may be benefits in this area in highlighting our protein offerings for the growing “low Carbohydrate” market.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are Interest rates, foreign exchange rates, sales and marketing.

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

Sales and Marketing Risks:

          Cuisine Solution is introducing and rolling-out new product lines into the Retail sector. Cuisine Solutions Management has put significant focus on the opportunities available in the retail sector and the success rate will be contingent upon market acceptance of the product line, price points and execution of its marketing strategy. Another risk includes few customers in retail totaling larger percentages of the overall Cuisine Solutions revenue. The company is also focusing on the US military and National Restaurant Chains coupled with Retail as a hedge against further disruption to the travel industry which may or may not be successful for Cuisine Solutions in the long-run

          The travel industry, and specifically the airlines, has been a major source of Cuisine Solutions revenue and formal business strategy. Although the economic situation with the airlines and travel industry is believed to be improving, Management cannot forecast the continuing stability of the industries. Cuisine Solutions will position itself to provide maximum value to our airline and travel related partners during these turbulent times.

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

CUISINE SOLUTIONS, INC.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

          At the end of fiscal year 2002, the Company has filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. The Company claims full recovery of the amounts owed by Cuisine Solutions do Brasil Ltda, including the loan of $763,000, and in addition the management and administrative fees of $895,000 according to the Joint Venture agreement with the Brazilian Partner. Such amounts have been fully reserved for in prior years. The managing directors of Cuisine Solutions do Brasil Ltda, Jose Sanchez Aguayo and Rodrigo Sanchez, were named as nominal defendants in the lawsuit. Due to the current stage of the filed lawsuit, management cannot predict a judgment and the ultimate outcome from this lawsuit.

          On November 7, 2002, AquaCuisine, Inc, a California company, with principal place of business in the State of Idaho, signed a promissory note to pay Cuisine Solutions $196,952 plus interest for payment on returned items. AquaCuisine has stopped making payments on the promissory note and on December 18, 2003, Cuisine Solutions filed suit in the United States District Court for the Eastern District of Virginia to demand judgment against AquaCuisine for approximately $106,000 plus attorney fees. AquaCuisine also owes Cuisine Solutions approximately $16,000 on another account. Cuisine Solutions will vigorously pursue payment of these monies. Cuisine Solutions has already established a reserve for the entire Note in the past, and believes the ultimate outcome of this matter will not have a material adverse affect on the Company or its current operations.

          Cuisine Solutions, Inc. has been named as a Co-Defendant in a civil garnishment action in the amount of $625,000 by Caisse Regionale du Morbihan et de Loire Atlantique du Credit Maritime versus Food Research Corporation (FRC), currently pending in the Circuit Court of Fairfax County, Virginia. In this case, Plaintiff alleges that it obtained a judgment against Food Research Corp. in France, which it now seeks to enforce upon assets of Cuisine Solutions, Inc. in the Commonwealth of Virginia. In September 2003, Cuisine Solutions filed its answer to Plaintiff’s garnishment summons, denying that it possesses or controls any funds, assets or any other property belonging to Food Research Corp. Accordingly, Cuisine Solutions denies any liability in this case. In December 2003, the plaintiff and FRC agreed to a settlement. The Settlement Agreement did not adversely affect Cuisine Solutions and the Company will be released from any garnishment or encumbrances.

          In November 2003, Sage Enterprises announced to its suppliers that it was liquidating the assets of its airline distribution business and freezing all of its assets until after the liquidation and payments to secured creditors. The obligations of Sage included $295,000 in payables to Cuisine Solutions. Cuisine Solutions has explored legal options to recover the money including the filing of a demand letter for the return of all items Sage had received with the 10 days prior to the liquidation. Cuisine Solutions is a member of an unofficial committee of unsecured creditors being represented by the legal firm Holland & Knight LLP., to oversee the currently unsupervised liquidation of the assets. Cuisine Solutions will try to recover all that it is due, but the Company is not currently optimistic about the chances for any recovery. The Company reserved the entire account due from Sage during the quarter ended December 13, 2003.

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

Item 5. Other Events and Regulation FD Disclosure

          The Company announced on January 20, 2004 that Thomas L. Gregg will become President of US Operations. Mr. Gregg has been on Cuisine Solutions Advisory Board for the last year as well as a strategic consultant. Mr. Gregg was President of the Private Investment firm MacGregor Capital, LLC, and prior to that CEO of 3-G International, Inc. Mr. Y. Tristan Kuo has been promoted to Vice President of Finance and corporate Secretary and Treasurer after the departure of CFO Andreas Pfann. Both Mr. Gregg and Mr. Kuo entered into three employments agreements with the company during the third quarter fiscal 2004 approved by the Compensation Committee and the full Board. Mr. Kuo’s agreement contained provisions for base salary and incentive compensation as well as provision for severance if released from the agreement. Mr. Gregg’s agreement included base salary in cash and equity compensation and provisions for incentive compensation, as well as a provision for severance if released from the agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.

Date: January 27, 2004	By:	/s/Stanislas Vilgrain
Stanislas Vilgrain
Chief Executive Officer

	By:	/s/Y. Tristan Kuo
Y. Tristan Kuo
Vice President of Finance,
Treasurer and
Corporate Secretary

EXHIBIT INDEX

ITEM	DESCRIPTION

31.1	Certification of our CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our VP Finance pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.10.1	FIC Loan Agreement with Cuisine Solutions adopted October 2, 2003

31.10.2	FRC Loan Agreement with Cuisine Solutions adopted November 10, 2003

32.1	Certifications of our CEO and VP Finance pursuant to 18 U.S.C. §1350.