Form 10-Q
period 2004-04-03
CUISINE SOLUTIONS INC
filed 2004-05-18
CIK 737602

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Yes (X) No (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 18, 2004.

Common Stock 0.01 par value	Number of Shares
Class A	15,834,788
Class B	None

CUISINE SOLUTIONS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, all adjustments necessary for the fair presentation of the Company’s results of operations, financial position and changes therein for the periods presented have been included.

CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 3,	June 28,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$1,093,000	$1,357,000
Accounts receivable, trade	4,129,000	3,479,000
Inventory	4,708,000	4,056,000
Prepaid expenses	331,000	450,000
Notes receivable, related party	76,000	32,000
Other current assets	684,000	450,000

TOTAL CURRENT ASSETS	11,021,000	9,824,000
Investments	1,149,000	1,331,000
Fixed assets, net	5,070,000	5,264,000
Other assets	65,000	9,000

TOTAL ASSETS	$17,305,000	$16,428,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	1,982,000	1,970,000
Accounts payable and accrued expenses	4,770,000	3,950,000
Accrued payroll and related liabilities	1,444,000	1,351,000

Total current liabilities	8,196,000	7,271,000
Long-term debt, less current portion	2,064,000	1,691,000

TOTAL LIABILITIES	10,260,000	8,962,000

Stockholders’ equity
Common Stock
Class A Stock - $.01 par value, 20,000,000 shares authorized, 15,834,788 shares issued and outstanding at April 3, 2004 and 15,834,788 shares issued and outstanding at June 23, 2003	159,000	159,000
Class B Stock - $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	26,340,000	26,284,000
Accumulated deficit	(20,166,000)	(19,486,000)
Accumulated Other Comprehensive Income
Unrealized gain (loss) on debt and equity investments	52,000	59,000
Cumulative translation adjustment	660,000	450,000

TOTAL STOCKHOLDERS’ EQUITY	7,045,000	7,466,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,305,000	$16,428,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarter		Year to Date
	Sixteen Weeks Ended		Forty Weeks Ended
	April 3,	April 5,	April 3,	April 5,
	2004	2003	2004	2003
Net sales	$11,169,000	$7,593,000	$27,357,000	$20,614,000
Cost of goods sold	9,053,000	6,380,000	21,943,000	17,154,000

Gross margin	2,116,000	1,213,000	5,414,000	3,460,000
Selling and administration	2,503,000	2,464,000	5,619,000	6,040,000
Depreciation and amortization	123,000	151,000	348,000	410,000

Loss from operations	(510,000)	(1,402,000)	(553,000)	(2,990,000)

Nonoperating income (expense)
Investment income	19,000	37,000	50,000	105,000
Interest expense	(53,000)	(112,000)	(109,000)	(211,000)
Other income (expense)	(18,000)	—	(68,000)	(2,000)

Total nonoperating (expense) income	(52,000)	(75,000)	(127,000)	(108,000)

Loss before income tax	(562,000)	(1,477,000)	(680,000)	(3,098,000)
Provision for income tax benefit (expense)	—	—	—	—

Net Loss	(562,000)	(1,477,000)	(680,000)	(3,098,000)

Basic and diluted net loss per share:
Net loss per common share-basic and diluted	($0.04)	($0.09)	($0.04)	($0.20)
Weighted average shares outstanding-basic and diluted	15,826,931	15,824,788	15,825,645	15,824,788

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Forty weeks ended
	April 3,	April 5,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(680,000)	$(3,098,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	632,000	744,000
Gain on sales of investments	(1,000)	(52,000)
Stock based compensation	49,000	—
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable trade, net	(650,000)	195,000
Increase in inventory	(652,000)	(139,000)
Decrease in prepaid expenses	119,000	1,000
(Decrease) Increase in notes receivable, related party	(44,000)	39,000
Increase in other assets	(290,000)	(52,000)
Increase in accounts payable and accrued expenses	820,000	904,000
Increase (Decrease) in accrued payroll and related liabilities	93,000	(38,000)

Net cash used in operating activities	(604,000)	(1,496,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments	176,000	970,000
Capital expenditures	(438,000)	(831,000)

Net cash provided by investing activities	(262,000)	139,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	7,000	—
Borrowing on notes payable	971,000	457,000
Payments on notes payable	(586,000)	(293,000)

Net cash provided by financing activities	392,000	164,000
Effect of exchange rates on cash and cash equivalents	210,000	176,000

Net decrease in cash and cash equivalents	(264,000)	(1,017,000)
Cash and cash equivalents, beginning of period	1,357,000	1,958,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$1,093,000	$941,000

See accompanying notes to consolidated financial statements

Cuisine Solutions, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Unrealized Gains
		Additional		(Losses) on Debt	Cumulative	Total
	Common	Paid-In	Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit	Investments	Adjustment	Equity
Balance, June 28, 2003	$159,000	$26,284,000	$(19,486,000)	$59,000	$450,000	$7,466,000

Issuance of unregistered common stock		7,000				7,000
Granting of options		49,000				49,000
2004 net loss			(680,000)			(680,000)
Other comprehensive income/(loss)
Unrealized loss on debt						—
and equity investments				(7,000)		(7,000)
Translation adjustment		—			210,000	210,000
Other comprehensive income/(loss)						203,000

Comprehensive Loss						(477,000)

Balance, April 3, 2004	$159,000	$26,340,000	$(20,166,000)	$52,000	$660,000	$7,045,000

				Unrealized Gains
		Additional		(Losses) on Debt	Cumulative	Total
	Common	Paid-In	Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit	Investments	Adjustment	Equity
Balance, June 29, 2002	$159,000	$26,284,000	$(15,394,000)	$10,000	$97,000	$11,156,000

2003 net loss			(3,098,000)			(3,098,000)
Other comprehensive income/(loss)						—
Unrealized gain on debt						—
and equity investments				31,000		31,000
Translation adjustment		—			176,000	176,000
Other comprehensive income(loss)						207,000

Comprehensive Loss						(2,891,000)

Balance, April 5, 2003	$159,000	$26,284,000	$(18,492,000)	$41,000	$273,000	$8,265,000

Cuisine Solutions, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1) Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, all adjustments necessary for the fair presentation of the Company’s results of operations, financial position and changes therein for the periods presented have been included.

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

     Inventory consists of:

	April 3, 2004	June 28, 2003
Raw materials	$1,462,000	$1,140,000
Frozen product & other finished goods	2,725,000	2,892,000
Packing materials & supplies	695,000	449,000

	4,882,000	4,481,000
Less obsolescence reserve	(174,000)	(425,000)

	$4,708,000	$4,056,000

4) Dividends - None.

5) Commitments and Contingencies

     From time to time, the Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.

6) Transaction with Related Parties

     As of April 3, 2004, the Company accrued a liability in the amount of $267,000 to Food Research Corporation. The liability was previously with SOMDIAA. SOMDIAA is a holding company which is majority owned by Secria, S.A. and Secria Europe, S.A. Both enterprises are owned by the Jean-Louis Vilgrain family (“JLV”); and Food Research Corporation (“FRC”) is owned by Secria Europe, S.A. SOMDIAA provides the administration of French Social Security healthcare and retirement plans for individuals who work within the JLV group. The primary portion of the accrual is related to amounts billed from SOMDIAA for separate health and retirement plans for the President of the Company and two other non-officer key employees. The accrual at April 3, 2004 includes coverage for previous year’s benefits.

     On June 12, 2001, the Company signed an agreement with Farmers Market Landhandel GMBH, Inversiones Continex Limitada, and Iso Tech Holding Limitada to create a joint venture to build a sous-vide processing facility in Chile. The purpose of the facility would be to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. That agreement was terminated, however, the parties continued to develop the facility in Chile and have agreed that Cuisine Solutions, Inc. will continue to hold 10% of the total outstanding shares of Cuisine Solutions Chile S.A. A marketing agreement to market certain sous-vide products was signed between the parties in June 2003 and a commercial agreement to commit to the purchase of certain raw materials from Cuisine Solutions Chile was signed in August 2003. The facility is scheduled to open in June 2004.

     On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with Food Investors Corporation (“FIC”) to provide short term working capital necessary to expand operations for fiscal year 2004. The loan accrues interest of 5% per annum and is payable upon maturity. In April 2004, FIC agreed to extend the loan to October 22, 2004. Total outstanding borrowings on the loan at April 3, 2004 were $455,000.

     On November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with FRC to provide short term working capital necessary to expand operations. The loan, which bears interest of 5% per annum, requires payment of interest on a quarterly basis beginning in April 2004, and provides for a balloon payment for the total amount due three years from the origination of the loan. FIC and FRC are 100 percent owned by Cuisine Solutions majority shareholder, the JLV group.

7) Income (Loss) Per Share

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share also includes common equivalent shares outstanding during the period if dilutive. The Company’s common stock equivalents consist of stock options. The weighted average number of shares outstanding related to stock options was 2,252,730 and 1,680,375 for the 40 weeks ended April 3, 2004, and April 5, 2003, respectively, and 2,760,074 and 1,680,375 for the 16 weeks ended April 3, 2004, and April 5, 2003, respectively. The assumed exercise of the Company’s outstanding stock options are not included in the calculation as the effect would be anti-dilutive.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been as follows:

	Apr. 3, 2004	Apr. 5, 2003
Net loss applicable to common shareholders	$(680,000)	$(3,098,000)
Add: Stock-based compensation expense included in reported net loss	$49,000	—
Less: Total stock-based compensation expense determined under the fair value method	$(202,000)	$(128,000)
Pro forma net loss	$(833,000)	$(3,226,000)
Loss per common share:
Basic and diluted – as reported	$(0.04)	$(0.20)
Basic and diluted – pro forma	$(0.05)	$(0.20)
Weighted average common shares outstanding:
Basic and diluted	15,825,645	15,824,788

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. Actual results may differ from such estimates.

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

RESULTS OF OPERATIONS

     Revenue in the third quarter of fiscal 2004 increased from $7,593,000 to $11,169,000, a 47.1% increase compared to the same quarter of the previous fiscal year primarily due to stronger sales in all sales channels in the USA. Retail sales in the USA increased 267.1%, the national restaurant chain (New Business) channel in the USA grew 186.5%, while Foodservice gained 55.4%, compared to the third quarter of Fiscal 2003.

     Cuisine Solutions, Inc. reported a decrease in net loss of $915,000 or 62% from $1,477,000 to $562,000 for the third quarter Fiscal 2004 compared to the same quarter the previous fiscal year. The decrease in net loss was primarily due to a 47.1% increase in sales and a 74.4% increase in gross margin while selling and administration expenses remained comparable.

NET SALES

     Third quarter 2004 revenue of $11,169,000 increased as described above by 47.1% compared to the previous fiscal years’ third quarter revenue of $7,593,000. USA sales grew 71.8% compared to the same quarter Fiscal 2003. Information as to Cuisine Solution sales by geographical locations are as follows (Norway inter-company sales are eliminated):

	Q3 Fiscal 2004	Q3 Fiscal 2003	$ Change	% Change
USA	$6,916,000	$4,026,000	$2,890,000	71.8%
Norway	256,000	130,000	126,000	96.9%
France	3,997,000	3,437,000	560,000	16.3%

Total Net Sales	$11,169,000	$7,593,000	$3,576,000	47.1%

USA SALES

     Fiscal year 2004 third quarter sales in the USA increased $2,890,000 to $6,916,000, a 71.8% increase from the previous fiscal year third quarter sales of $4,026,000.

     Cuisine Solutions USA Fiscal Years 2004 and 2003 third quarter sales by sales channel are as follows:

	Q3 FY04	Q3 FY03	$ Change	% Change
Food Service	$1,786,000	$1,149,000	$637,000	55.4%
On Board Services	2,579,000	2,050,000	529,000	25.8%
Retail	1,762,000	480,000	1,282,000	267.1%
Military	216,000	147,000	69,000	46.9%
New Business/NRC	573,000	200,000	373,000	186.5%

Total	$6,916,000	$4,026,000	$2,890,000	71.8%

     Third quarter fiscal 2004 sales to the USA Foodservice channel increased 55.4% in the USA to $1,786,000 from the previous year third quarter sales of $1,149,000. The increase was driven by increased sales of low carb menu items to hotels and convention centers. Also, occupancy rates were higher and businesses held more banquet events compared to the previous year. The Foodservice channel focuses sales efforts on key accounts and large events, and uses distributors to manage lower volume opportunities.

Management has and will continue to employ further cost reduction programs and product line changes to meet the changing needs of this channel.

     Fiscal 2004 third quarter sales to the On Board services channel totaled $2,579,000 versus previous year third quarter sales of $2,050,000, an increase of $529,000 or 25.8%. Sales to the On Board Services channel increased in third quarter as US airlines and passenger rails continued their recovery from the last two years. The on board services channel continued to increase the numbers of passengers, and food products are returning with some carriers who discontinued them in late 2001.

     Retail sales for the third quarter of fiscal 2004 increased $1,282000 to $1,762,000 from $480,000 an increase of 267.1% compared to the same period of the previous fiscal year due to the additional product roll-out of premium branded and private label frozen food products to North-American retailers.

     Military sales for the third quarter 2004 increased 46.9% to $216,000 from $147,000 compared to the same period in fiscal 2003 primarily due to slightly increased demand from the US Navy carriers. Navy sales are conducted through an arrangement with a broker. The Company is further supporting the growing opportunity for this sales channel has dedicated a direct sales person to focus on the US Army, Air Force and Marine Corps.

     New Business (National Restaurant Chain) sales for the third quarter of fiscal year 2004 totaled $573,000, up from $200,000 from fiscal 2003. The sales increase of $373,000 is attributed to increased sales to national restaurant chains. The Company will further pursue its role as a supplier for national restaurant chains that have determined that the Company’s product quality and ease of use makes an attractive alternative for providing promotional menu items.

NORWAY SALES

     During the third quarter of fiscal 2004, total Norwegian sales volume decreased 11.7% to 6,761,000 Norwegian Kroner from 7,657,000 Norwegian Kroner for the third quarter of fiscal 2003. The sales amount converted to US Dollars amounted to $996,000 in the third quarter of fiscal 2004 and $1,089,000 during the third quarter of fiscal 2003 before the elimination of inter-company balances. Also, Cuisine Solutions started using salmon from its new partners in Chile. Inter-company sales from Cuisine Solutions Norway are eliminated and reported as sales from either Cuisine Solutions France or Cuisine Solutions USA. Inter-company sales to the USA and France account for 74.4% compared to 88.9% for the same period in the previous fiscal year. Total production and inter-company sales measured in US Dollars were down 8.5% during the third quarter of fiscal 2004 versus the same period in the previous year.

Total Norwegian sales before inter-company eliminations in both US dollars and Norwegian Kroners were as follows:

	Fiscal 2004	Fiscal 2003
	Norway Q3 Sales	Norway Q3 Sales	$ Change	% Change
Sales in US Dollars	996,000	1,089,000	(93,000)	(8.5%)
Sales in Norwegian Kroners	6,761,000	7,657,000	(896,000)	(11.7%)
Average Exchange Rate	6.788	7.031

FRANCE SALES

     The total fiscal year 2004 third quarter sales in US Dollars were $3,997,000 versus previous year sales of $3,437,000, an increase of $560,000 or 16.3%. Sales in EURO during the same period were €3,207,000 versus €3,243,000 respectively, a decrease of 1.1%. The differences are due to the US dollar-EURO fluctuations in the exchange rate for the respective periods and slower sales in the retail private label packaged products.

     Cuisine Solutions France’s fiscal year 2004 third quarter sales compared to prior year third quarter and respective exchange rates are as follows:

	Fiscal 2004	Fiscal 2003
	France Q3 Sales	France Q3 Sales	$ Change	% Change
Sales in US Dollars	3,997,000	3,437,000	560,000	16.3%
Sales in EURO	3,207,000	3,243,000	(36,000)	(1.1%)
Average Exchange Rate	0.802	0.943

     Cuisine Solutions France Fiscal Year 2004 third quarter sales by sales channel were as follows:

	Q3 FY04	Q3 FY03	$ Change	% Change
Food Service	$1,582,000	$1,260,000	$322,000	25.6%
On Board Services	495,000	393,000	102,000	26.0%
Retail	1,902,000	1,761,000	141,000	8.0%
New Business	18,000	23,000	(5,000)	(21.7%)

Total	$3,997,000	$3,437,000	$560,000	16.3%

     The Food Service and On Board Services channels in France grew over 25% compared to the same quarter of Fiscal 2003 is largely due to positive currency exchange rates, stronger sales to restaurants and airlines, and improved product mix in those channels.

GROSS MARGINS

     A comparison of net sales, gross margin percentages and losses from operations follows:

	Quarter Ended
	April 3, 2004	April 5, 2003	% Change
	(Dollars in thousands)
Net Sales	$11,169	$7,593	47.1%
Gross margin	2,116	1,213	74.4%
Gross margin percentage	18.9%	16.0%
Net Loss	$(562)	$(1,477)	(62.0%)

     Gross margins increased 74.4% compared to the third quarter fiscal year 2003 due primarily to lower cost of goods sold because of manpower efficiencies and lower raw material cost associated with a higher volume in sales.

     Gross margin in the USA increased from 18.2% to 23.5% as a percentage of sales due to the Company’s ability to maintain a higher production volume during the period. The gross margin in France remained approximately 18% as expected and Norway gross margin decreased from -12.8% to -25.9%. Cuisine Solutions management is confident that continued larger sales volume and continued cost management will result in higher gross margins.

Selling and Administrative Expenses

A comparison of selling and general administrative costs follows:

	Quarter Ended
	April 3, 2004	April 5, 2003
	(Dollars in thousands)
Selling and administrative costs	$2,503	$2,464

A comparison of selling and general administrative costs by plant was as follows:

	Q3 Fiscal 2004	Q3 Fiscal 2003	$ Change	% Change
USA	$1,895,000	$1,932,000	$(37,000)	(1.9%)
Norway	5,000	13,000	(8,000)	(61.5%)
France	603,000	519,000	84,000	16.1%

Total SG&A Expenses	$2,503,000	$2,464,000	$39,000	1.6%

     Selling and administrative expenses increased $39,000 or 1.6% in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Expenses as a percent of sales were reduced to 22% in the third quarter of fiscal 2004 versus 32.5% in fiscal 2003. The decrease as a percent of sales was due to the continuous cost management and reduction of personnel in our Alexandria, VA., headquarters, as well as tying incentive compensation plans to performance.

Depreciation and Amortization

     Depreciation and amortization decreased $31,000 to $224,000 for the third quarter of fiscal year 2003, compared with $255,000 for the same period a year ago. This decrease is related to equipment reaching its useful life and correspondingly has been fully depreciated.

Non-operating Income and Expense

     Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

     Interest expense relates to the borrowings of the Company’s Norwegian and French subsidiaries, including the Norwegian capital lease, as well as USA operations’ short-term borrowings.

     Also included in the Non-operation Income and Expense is foreign exchange losses of $30,000 for the sixteen weeks ended April 3, 2004.

Provision for Taxes

     No provision for income taxes was made during the third quarter of fiscal 2004 given the Company’s history of losses.

Forty Weeks Ended April 3, 2004 compared to Forty Weeks Ended April 5, 2003

RESULTS OF OPERATIONS

     Revenue for the first three quarters of fiscal 2004 increased from $20,614,000 to $27,357,000, a 32.7% increase compared to the same three quarters of the previous fiscal year primarily due to stronger sales in all sales channels in the USA. Retail sales in the USA increased 197.6%, the national restaurant chain (New Business) channel, grew 115%, while Foodservice gained 27.7%, compared to the first three quarters of Fiscal 2003.

     Cuisine Solutions, Inc. reported a decrease in net loss of $2,418,000 or 78.1% from $3,098,000 to $680,000 for the first three quarters of Fiscal 2004 compared to the same quarters the previous fiscal year. The decrease in net loss was primarily due to a 32.7% increase in sales and a 5.6% increase in gross margin while achieving a 7.0% decrease in selling and administration expenses.

NET SALES

     Revenue for the first three quarters fiscal year to date 2004 increased from $20,614,000 to $27,357,000, a 32.7% increase compared to same period the previous year primarily due to a significant increase in sales in all three Cuisine Solutions regions as compared to the same fiscal 2003 YTD sales. The strongest growth was in the US with a 38.6% growth largely due to increases in sales in the Retail and National Restaurant Chain channels. A summary of the Company’s operations by region and by business channel is shown below.

     Fiscal quarter YTD sales by region are as follows (Norway inter-company sales are eliminated):

	YTD Fiscal 2004	YTD Fiscal 2003	$ Change	% Change
USA	$16,452,000	$11,870,000	$4,582,000	38.6%
Norway	946,000	776,000	170,000	219%
France	9,959,000	7,968,000	1,991,000	25.9%

Total Net Sales	$27,357,000	$20,614,000	$6,743,000	32.7%

USA SALES

Fiscal YTD USA sales by business channel are as follows:

	YTD Fiscal 2004	YTD Fiscal 2003	$ Change	% Change
Foodservice	$4,242,000	$3,322,000	$920,000	27.7%
On Board Services	6,826,000	6,180,000	646,000	10.5%
Retail	3,285,000	1,104,000	2,181,000	197.6%
Military	867,000	691,000	176,000	25.5%
New Business/NRC	1,232,000	573,000	659,000	115.0%

Total	$16,452,000	$11,870,000	$4,582,000	38.6%

Fiscal 2004 YTD Foodservice sales increased $920,000 to $4,242,000 from the previous fiscal YTD sales of $3,322,000. The increase is attributed to increased sales to hotels and convention centers as the economy continues to recover further from the last two years.

Fiscal 2004 YTD On Board Service sales increased $646,000 to $6,826,000 from the previous fiscal YTD sales of $6,180,000. The increase is attributed to the recovery of sales to the US airlines and passenger rails, primarily in the second and third quarters.

Fiscal 2004 YTD retail sales increased $2,181,000 to $3,285,000 from the previous fiscal YTD sales of $1,104,000. The increase was attributable to the continued product roll-out of premium branded and private label frozen food products to North-American retailers.

Fiscal 2004 YTD Military sales increased $176,000 to $867,000 from the previous fiscal YTD sales of $691,000. The increase is attributed to the increase in sales to US Navy carriers during the first quarter.

Fiscal 2004 YTD New Business sales increased $659,000 to $1,232,000 from the previous fiscal YTD sales of $573,000. The increase is attributed to growth in sales to national restaurant chains.

NORWAY SALES

Total fiscal year 2004 YTD Norwegian sales before inter-company eliminations in both US dollars and Norwegian Kroners were as follows:

	Fiscal 2004	Fiscal 2003
	YTD Norway Q3 Sales	YTD Norway Q3 Sales	Change	% Change
Sales in US Dollars	3,316,000	2,972,000	344,000	11.6%
Sales in Norwegian Kroners	23,394,000	21,708,000	1,686,000	7.8%
Average Exchange Rate	7.055	7.304

The fiscal YTD sales from Norway in US Dollars increased 11.6% due to the greater demand for salmon primarily in France during the first two quarters. The sales in Norwegian Knoner increased by 7.8%. The higher US Dollars sales value resulted from the increase in the value of the Norwegian Kroner to the US Dollar during the reporting period.

FRANCE SALES

Fiscal year 2004 YTD Sales from France in US dollar and Euro are as follows:

	Fiscal 2004	Fiscal 2003
	YTD France Q3 Sales	YTD France Q3 Sales	Change	% Change
Sales in US Dollars	9,959,000	7,968,000	1,991,000	25.0%
Sales in EURO	8,399,000	7,828,000	571,000	7.3%
Average Exchange Rate	0.843	0.982

The fiscal YTD sales in US dollars from Cuisine Solutions France increased $1,991,000 to $9,959,000 from the previous fiscal YTD sales of $7,968,000. The fiscal YTD sales in EURO increased €571,000 to €8,399,000 from the previous fiscal YTD sales of €7,828,000. The increase in sales was primarily driven by higher food service and retail sales of private label packaged products to a French retailer. Sales in US dollars increased from the increase in the value of the EURO to the US Dollar during the reporting period.

     Fiscal Year 2004 year to date sales from France by sales channel were as follows:

	YTD Q3 FY04	YTD Q3 FY03	$ Change	% Change
Food Service	$3,866,000	$3,157,000	$709,000	22.5%
On Board Services	1,413,000	1,266,000	147,000	11.6%
Retail	4,655,000	3,499,000	1,156,000	33.0%
New Business	25,000	46,000	(21,000)	(-45.7%)

Total	$9,959,000	$7,968,000	$1,991,000	25.0%

The Food Service, On Board Service, and Retail channels continue to grow as compared to the first three quarters of Fiscal 2003. This is largely due to an improved economy in France as well as the growing acceptance of an innovative product mix in all three channels.

GROSS MARGINS

     A comparison of net sales, gross margin percentages and losses from operations follows:

	Year to Date
	April 3, 2004	April 5, 2003	% Change
	(Dollars in thousands)
Net Sales	$27,357	$20,614	32.7%
Gross margin	5,414	3,460	56.5%
Gross margin percentage	19.8%	16.8%
Net Loss	$(680)	$(3,098)	(78.1%)

     Total consolidated gross margins increased to 19.8% for fiscal 2004 third quarter compared with 16.8% a year ago due to the Company’s ability to maintain a higher production volume during the period. Management is confident that the absorption of fixed cost due to continued larger sales volume and continued cost management will result in higher gross margins.

Selling and Administrative Expenses

	Year to Date
	April 3, 2004	April 5, 2003
	(Dollars in thousands)
Selling and administrative costs	$5,619	$6,040

     Selling and administrative expenses decreased $421,000 or 7.0% during fiscal YTD 2004 compared to the fiscal 2003. Expenses as a percent of sales were 20.5% for fiscal YTD 2004 versus 29.3% in fiscal YTD 2003. The decrease was due to aggressive cost management, which resulted in reduction of sales and administrative staffs. Additionally, changes were made to compensation plans to ensure that payments to be made under such plans based upon overall company performance. Selling and administrative expenses included a $295,000 bad debt charge in the second quarter of fiscal year 2004 due to the insolvency of one of its On Board Services distributors in the USA.

Depreciation and Amortization

     Depreciation and amortization decreased $112,000 to $632,000 for fiscal YTD 2004, compared with $744,000 for the same period a year ago. The decrease is related to equipment becoming fully depreciated.

Non-operating Income and Expense

     Investment income consists of returns earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities. For YTD fiscal year 2004, the Company realized a gain of $1,000 on the sale of investments.

     Also included in the Non-operation Income and Expense is foreign exchange losses of $62,000 for the forty weeks ended April 3, 2004.

     At April 3, 2004 the Company had borrowings of $4,046,000, bearing interest at rates ranging from 3.3% to 6.6%. These borrowings include $2,410,000 in debt from the Company’s Norwegian subsidiary. Currently Norway has outstanding principal of $1,232,000 for the capital lease on a building and $1,178,000 outstanding under the working capital line of credit with Den norske Bank. In December 2000, Cuisine Solutions France entered into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% interest on the outstanding balance of the loan. The current portion of this loan is $110,000 and the total outstanding principal amounts to $162,000 at April 3, 2004. In October 2002, Cuisine Solutions France entered into a ten year term loan to finance the acquisition of land and a building to be used as a distribution plant in the amount of EURO 190,000 or $234,000 US dollars. This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is $18,000 and the total outstanding principal amounts to $206,000 at April 3, 2004. In March 2003, Cuisine Solutions France entered into a five year term loan to further expand the facility in the amount of EURO 280,000 or $344,000. This loan bears interest of 3.3% and is due in June 2008. The current portion of this loan is $64,000 and the total outstanding principal amounts to $292,000 at April 3, 2004. On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with Food Investors Corporation (“FIC”) to provide short term working capital necessary to expand operations for fiscal year 2004. The loan bears interest of 5% per annum and was payable upon maturity. In April 2004, the loan was extended to October 22, 2004. Total outstanding principal was $455,000 at April 3, 2004. In addition, on November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with Food Research Corporation (“FRC”) to provide short term working capital necessary to expand operations. The loan bears interest of 5% per annum and is payable upon maturity. Under this loan, Cuisine Solutions pays interest on a quarterly basis beginning in April 2004, with a balloon payment for the total amount due three years from the origination of the loan. FIC and FRC are 100 percent owned by Cuisine Solutions majority shareholder, the JLV group.

Provision for Taxes

     No provision for income taxes was made during the third quarter of fiscal 2004 given the Company’s history of losses.

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

     In an effort to increase diversification to lower the impact of various economic events, management has re-focused its efforts to diversify sales for a more even mix between sales channels. During fiscal year 2004, the sales to the On Board Services channel, primarily airline and railroad accounts, were 33.6% of total revenues. Sales to the Foodservice Industry was 29.9%, primarily to hotel, restaurants and banquets, and 29.9% of sales was to the Retail channel. Management has also placed increased focus on the National Restaurants Chain and military channels in the USA.

Liquidity and Capital Resources

     At April 3, 2004, the Company’s combined total of cash and short-term investment balances was $1,093,000, compared with $1,357,000 at June 28 2003. This decrease is the result of the year-to-date operating loss, and payments on debt obligations. Additionally, the Company held long term investments of $1,149,000 and $1,331,000 at April 3, 2004 and June 28, 2003, respectively. Long term investments are used as collateral for the Standby Letter of Credit to secure the overdraft facility of the Norwegian subsidiary. There is no other restriction on cash balances at the end of the fiscal 2004 second quarter.

     Net cash used by operations amounted to $400,000 for 2004, compared to cash used of $1,320,000 for 2003. Cash in the amount of $438,000 was used by investment in new production equipment while the sale of investments provided $182,000. Financing activities provided net cash of $392,000 from new borrowings.

     The Company’s Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of April 3, 2004, the Company used the maximum amount available under line of credit which is currently $1,092,000.

Future Prospects

     During the remainder of fiscal year 2004, the Company’s strategy will involve efforts to grow each channel with the highest priority on building the Cuisine Solutions brand and growing the existing retail customer base for pre-prepared frozen entrees and deli items.

Foodservice

     The Foodservice channel will continue to manage the hotel restaurant menu program while working to reduce distribution costs of shipping direct to hotels. The fiscal 2004 strategy involves the continued penetration into large key national accounts, banquet centers and casinos. Demand has been growing in the US for Low Carbohydrate items, and the Foodservice channel will be focusing on these accounts. Demand for foodservice products in France increased significantly during the past two years and we expect further growth for fiscal 2004 due to continued customer satisfaction with the quality and variety of products offered by the Company. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency, and food safety associated with Cuisine Solutions products. Management will work to find new growth strategies for this channel including adding sales personnel where appropriate.

On Board Services

     On Board Services was highly affected by the slowdown of the travel industry over the past two years. However, close customer focus has started to show positive results during the last two quarters. Cuisine Solutions will pursue growth by increasing the number of items sold to each of its customers working directly and indirectly with the airlines and railways in the USA and in Europe. As the airline and related support industries consolidate their workforces, management is exploring every opportunity to provide the airlines with high quality first class and business class meals, greater potential flexibility and less labor. The Company is developing the ‘Buy-on-Board’ meal program with several airlines and anticipates the launch of the program towards the end of fiscal year 2004. There is still instability and risk associated with this market and management is taking a cautious approach with its business partners. Cuisine Solutions has had stronger sales in the commuter rail industry over the last quarter.

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

Military

     Cuisine Solutions has been actively marketing the military beyond the US Navy carrier market. During the second quarter of fiscal 2004, it was announced by the Army that two of the Cuisine Solutions products (frozen) will be on the Unitized Group Rations-A (UGR-A) menu and Concept of Operations (CONOPS) menu for feeding troops in field kitchens. Although the Cuisine Solutions products were chosen as two of the 14 menu items for the UGRA program and the two items have been added to the CONOPS menu, there is no guarantee that the military will ultimately buy the products from Cuisine Solutions. The Army estimates that it will begin ordering from Cuisine Solutions during the fourth quarter of fiscal 2004 or first quarter of fiscal 2005.

National Restaurant Chains (New Business)

     Cuisine Solutions has been working with restaurant chains to provide the chain’s current recipes in a fully cooked, frozen “sous-vide” format. Cuisine Solutions believes there may be benefits in highlighting our protein offerings for the growing “low Carbohydrate” market, and our sauces and pasta lines. Management is adding sales personnel to the channel to further exploit the growing opportunities.

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

     On November 7, 2002, AquaCuisine, Inc, a California company, with principal place of business in the State of Idaho, signed a promissory note to pay Cuisine Solutions $196,952 plus interest for payment on returned items. AquaCuisine has stopped making payments on the promissory note and on December 18, 2003, Cuisine Solutions filed suit in the United States District Court for the Eastern District of Virginia to demand judgment against AquaCuisine for approximately $106,000 plus attorney fees. AquaCuisine also owes Cuisine Solutions approximately $16,000 on another account. The judge ruled against AcquaCuisine and ordered payment in full plus legal fees. Cuisine Solutions is vigorously pursuing collection on the judgment in the State of Idaho. Cuisine Solutions has already established a reserve for the entire Note in the past, and believes the ultimate outcome of this matter will not have a material adverse affect on the Company or its current operations.

     In November 2003, Sage Enterprises announced to its suppliers that it was liquidating the assets of its airline distribution business and freezing all of its assets until after the liquidation and payments to secured creditors. The obligations of Sage included $295,000 in payables to Cuisine Solutions. Cuisine Solutions has explored legal options to recover the money including the filing of a demand letter for the return of all items Sage had received with the 10 days prior to the liquidation. Cuisine Solutions is a member of an unofficial committee of unsecured creditors being represented by the legal firm Holland & Knight LLP. On February 13, 2004, four of the unsecured creditors filed a petition in the United States Bankruptcy Court forcing SAGE into involuntary Chapter 7 bankruptcy. Cuisine Solutions will try to recover all that it is due, but the Company is not currently optimistic about the chances for any recovery. The Company reserved the entire account due from Sage during the quarter ended December 13, 2003.

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

Item 5. Other Events and Regulation FD Disclosure

     Cuisine Solutions recently appointed Mr. Hugues Prince, age 48, to the Board of Directors. Mr. Prince was the Managing Director of DeliFrance Asia since its inception in 1981. DeliFrance Asia was owned by the JLV Group, the majority shareholder of Cuisine Solutions. DeliFrance Asia was listed on the Singapore Stock exchange (1996) with more than 180 retail outlets, bakeries, and restaurants in seven Asian countries. It was acquired by Prudential Asset Management Asia Ltd (PAMA) in 1999. Mr. Prince is currently a consultant and group advisor to the Cuisine Solutions majority shareholder. Mr. Prince has also served on the Cuisine Solutions Advisory Board since January 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.

Date: May 18, 2004	By:	/s/ Stanislas Vilgrain

Stanislas Vilgrain
Chief Executive Officer

	By:	/s/ Y. Tristan Kuo

Y. Tristan Kuo
Vice President of Finance,
Treasurer and
Corporate Secretary