Form 10-K
period 2004-06-26
CUISINE SOLUTIONS INC
filed 2004-09-24
CIK 737602

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)
     x     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED: June 26, 2004
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
Common Stock, par value $.01 per Share
(TITLE CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 17, 2004 as reported on the NASDAQ/OTC Bulletin Board Market Quotation System, was approximately $2,929,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 17, 2004, there were 15,834,788 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III and IV (Item 14) of this Form 10-K Report: the definitive Proxy Statement for Registrant’s 2004 Annual Meeting of Stockholders to be filed with the Security and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this report relates.

     Exhibit Index is located on page 19.

PART I

ITEM 1. BUSINESS

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Cuisine Solutions produces and markets prepared foods to the Food Service Industry to include sales channels such as airlines, passenger trains, harbor cruise lines, retail, military, retail in-store delis and frozen food, national restaurant chains, and hotel banquets.

GENERAL

Cuisine Solutions has been providing high quality entrees to the Foodservice market for over thirteen years. The company is recognized in the market place as having the highest quality frozen food product line in the world.

Cuisine Solutions unique use of sous-vide processing allows Cuisine Solutions to produce high quality entrees and sauces for use in hotel banquets, restaurants, first class and business class meal service and retail frozen foods and prepared products for retail in-store delis.

The Cuisine Solutions strategy began in 1988 when as Vie de France, management recognized the growing trend and future demand for high quality prepared foods at value prices. In addition to quality, management also saw the growing need for prepared foods that reduced the use of chemical preservatives to enhance flavor and shelf life.

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

What does this mean to the market place? Today’s consumer trends are moving heavily towards fast food and convenience. What has suffered in the meantime is culinary quality and nutrition. The trend also includes an increased demand for high quality, unique ethnic recipes and diet recipes such as low carbohydrate products.

The Cuisine Solutions center of the plate proteins, sauces, pasta, and rice products enables foodservice providers requiring exceptional quality to purchase fully cooked, high quality products from Cuisine Solutions as an alternative to preparing products from scratch.

Cuisine Solutions’ products also enable foodservice providers to provide a wide range of products and eliminate the need for raw materials and logistics, especially for last minute events. Our products help reduce the labor required to prepare food products, increase food safety by reducing manual product handling, reduce yield losses, and provide consistent portion sizes.

In addition to the above benefits, Cuisine Solutions’ products do not require additional preservatives normally found in prepared foods due to our unique cooking process. This makes our products especially attractive to foodservice establishments, national restaurant chains, retailer of frozen and in-store deli prepared foods, and health care facilities, as well as large upscale event caterers.

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

Cuisine Solutions has a strong presence in both North America and Europe, having the unique capability to service targeted airlines to and from Europe.

A significant part of the Cuisine Solutions strategy is to locate production facilities in places where finished goods are in demand, as well as in countries that are the most efficient source of quality raw materials such as Norway for salmon, and Chile for salmon, white fish, and other seafood.

The Company maintains manufacturing facilities in the United States, Norway and France. A new facility with a Euro-Chilean partnership opened in Chile in August 2004.

Cuisine Solutions, US:

Cuisine Solutions operates a thirty-nine thousand square feet manufacturing facility located in Alexandria, Virginia. The facility is U.S. Department of Agriculture (“USDA”) and Hazard Critical Control Point (“HACCP”) certified, and has the ability to produce the complete range of Cuisine Solutions products including a high volume enrobed pasta line.

Cuisine Solutions France:

Acquired by Cuisine Solutions in 1999, Cuisine Solutions France is strategically located a short drive North from Paris in Louviers, France. This fifteen thousand square feet HACCP certified facility produces a full range of traditional French recipes for the European foodservice market as well as the French retail market. The recently expanded facility can produce all of Cuisine Solutions products and has retail packaging capabilities. Cuisine Solutions France is the training area for many Cuisine Solutions Operations Managers since the facility has the most collective experience using the sous-vide process, and adheres to strict culinary discipline, a culture that is passed on to all of our facilities.

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

Cuisine Solutions Chile:

In June 2001 Cuisine Solutions entered into a joint venture agreement with a Euro-Chilean partnership that will build a processing facility in Chile to produce a wide range of seafood items. The sous-vide process works exceptionally well with seafood, and management believes that the proximity to the source of high quality, lower cost materials should provide Cuisine Solutions with a significant advantage in regard to both product quality and cost. The original agreement was terminated without any prejudice between the partners during the third quarter of fiscal year 2003 due to administrative difficulties. A new trade agreement was signed between the partners subsequent to the end of fiscal year 2003 whereby Cuisine Solutions has 10% ownership in Cuisine Solutions Chile and exclusive marketing right in the US and most of Europe. The facility started production in August 2004.

Cuisine Solutions had been growing consistently since fiscal year 1998, until the events of September 11, 2001 negatively impacted the travel industry, which is a major source of the Company’s revenue, particularly the airlines and hotel and banquet sales channels. Since fiscal 2001, Cuisine Solutions has been able to successfully reduce administrative and other costs through the elimination of positions and certain expenses. The Company has focused it efforts on increasing sales in all of its channels as well as improving margins from improved procurement of raw materials and greater production and distribution efficiencies.

Cuisine Solutions currently distributes products through the following sales channels:

On Board Services: Airlines, Railroad and Cruise Lines; Foodservice: Hotel banquets, Convention Centers, Sport Stadiums and other Special Events such as the Superbowl, and the Olympics; Retail: Supermarket In-Store Deli, Premium frozen packaged foods; Military: Sales through distributors supplying the US military; Restaurant Chains: local & national.

The On Board Services (OBS) channel includes customers that provide transportation services to the general public and serve meals. With chef-created high quality fully cooked pasteurized products and the ability to make changes quickly and easily, Cuisine Solutions has become the preferred supplier to the world’s top airlines for their business and first class services. Airlines and On Board Service caterers also recognize the value of Cuisine Solutions’ global presence, which allows them to design high-class menus for the United States market from Europe and South America. The ability to create high quality meals in three continents gives Cuisine Solutions a strong competitive edge in the development of standardized quality meals for non-USA and USA airlines with flight routes departing from South America and Europe. Most US carriers are now working with Cuisine Solutions and the Company is developing commercial relations with large European and South American airlines and caterers. The Company is also the supplier of choice for national railroad companies in the US and France. Focused effort and services towards this market has allowed Cuisine Solutions to increase its market share. The On Board Services channel experienced consistent growth over the past years, until the negative impact of the September 11, 2001 terrorist attacks in the USA resulted in extremely limited business travel during the subsequent months, which had been a major source of Cuisine Solutions sales revenue via sales to the airlines and the hotel banquet industries. The airline industry continues to have financial troubles with at least one pending and several rumored potential bankruptcies, but the number of passengers traveling continues to increase as well as demand for Cuisine Solutions’ products. Cuisine Solutions’ reputation for high quality products and services along with its international presence has allowed the Company to rebound in this channel as the airline industry recovers. Cuisine Solutions will continue to seek to strengthen the business relationships with most of the major US airlines and passenger rail lines through providing continued value, service and flexible solutions depending upon the current demand in the industry. Cuisine Solutions won the coveted Mercury Award in February 2004, the most prestigious award for in-flight catering sponsored by the International Flight Catering Associations (IFCA) and the International Inflight Food Service Association (IFSA).

The Foodservice sales channel serves products to hotel banquets, hotel restaurants, sports stadiums, large special event caterers, and national restaurant chains. Cuisine Solutions’ products are attractive for foodservice operators who are often understaffed and overworked, as it improves both their revenue capability and their meal costs. Revenue capability for operators improves as Cuisine Solutions’ products and menu services enhance and enlarge food operators’ menu offerings, increases their table rotation through faster delivery of meals, and improves the quality, safety and consistency of their menu offerings. Cuisine Solutions products’ facilitate the offerings of special menu and promotions programs, which result in higher customer headcount and a higher average check per customer. The cost of meals is reduced for the food operator as Cuisine Solutions’ products and technical services reduce labor cost and yield losses, and lower utility and equipment use time. Cuisine Solutions’ products also offer a unique method of controlling portion costs and recipe execution. Pre-prepared entrees also offer additional savings in kitchen space, equipment, capital investment and leasehold improvement costs.

There are many prepared foodservice manufacturers in the industry, but most can be classified as large processors with mass production and lower quality associated with mass produced frozen foods. They operate large, heavily capitalized facilities, providing very little flexibility, variety and responsiveness to the market place. Smaller manufacturers can provide more flexibility and variety, but are limited in capacity, and do not have global expansion opportunities. Cuisine Solutions’ indirect competitors do not utilize sous-vide technology, as it involves significant R&D in addition to specialized equipment and equipment knowledge. In fiscal 2004, Cuisine Solutions achieved continued penetration into key national accounts, banquet centers and casinos. Many new Cuisine Solutions’ items are now on large hotel chain, resorts, casino, and banquet menus. The most positive trend for the Company has been with the low carbohydrate programs that are being implemented. Cuisine Solutions will continue its focus on national accounts in fiscal 2005 and also focus on improved distribution methods to ensure that requested products are available throughout the US and Europe. Customers in the Foodservice sales channel place a high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions’ products. Management believes this value increases in the current economic and political situation challenging today’s business environment.

Cuisine Solutions initiated its strategic involvement in the retail sales channel upon completion of the acquisition of the French subsidiary, Cuisine Solutions France, in December 1999. Cuisine Solutions France has been achieving considerable success with its retail partnership with French retailers in the packaged, premium private label category. Cuisine Solutions France has had consistent sales growth in the previous years in the retail channel. French consumers are demanding when it involves food quality. Cuisine Solutions believes that it offers better quality, consistency, cost reduction opportunities and higher food safety levels, as well as the culinary expertise to help the retailer enhance product selections and seasonal varieties. To evaluate retail opportunities in the US, Cuisine Solutions initiated a strategy to introduce its product line to US retailers via the in-store deli market. The marketing strategy enabled Cuisine Solutions to take advantage of the quality, consistency, cost and safety benefits provided to the Company’s Foodservice customers and initiate in-store deli programs in the US with minimal additional marketing investment. The deli program also recognized by retail frozen food executives which resulted in the first packaged product line sold in the US under the Cuisine Solutions Brand. The Company plans to continue these efforts as the retail market trends show increasing demand for high quality, value priced items that are simple to prepare in both the retail store and in the home of consumers. Awareness of the Cuisine Solution brand in retail is growing with the increasing number of products on shelves, particularly in the retail club, member-only warehouse, systems. Retail objectives for fiscal year 2005 include further penetration into the US in-store delis of targeted retailers as well as continued planned national roll-outs of premium frozen retail products into the US market.

Military sales to date have been primarily through distributors to the US armed forces with an emphasis on the US Navy. Military sales for the Navy continue to be managed via a broker/distributor. The Company has placed specific objectives for the broker and eliminated a commission compensation structure, invoicing the broker directly for all orders and placing the responsibility for inventory and accounts receivable management on the broker/distributor. The military channel showed some growth in fiscal 2004 due to increased sales to the Navy. However, Cuisine Solutions expects sales to significantly grow in this channel as the Army has selected two of the products for its field rations program. The program is scheduled to start in October of 2005. The Cuisine Solutions product line is ideal for situations that call for long shelf life, high quality, easy preparation and high levels of food safety.

National Restaurant Chain (NRC) sales, which represent most of the sales in what we refer to as “New Business” in our 2004 quarterly filings, have shown strong growth during the fiscal year. Like the foodservice channel, restaurant chains are constantly struggling to find experienced labor and to reduce costs. Cuisine Solutions has the ability to duplicate restaurant recipes and provide the chain with the consistency that it needs across its operations. Cuisine Solutions also can provide products to fill-out a restaurant chain’s menu. Often a chain specializes in a certain type of food, but it still must offer variety to the customers who do not want the specialties. Cuisine Solutions, with over 150 products, can provide products for these chains to choose from. Cuisine Solutions believes the consumer trend toward upscale casual restaurant chain dining will continue to increase in fiscal year 2005 and that Cuisine Solutions’ products are well-suited to meet the market demand.

Cuisine Solutions, Inc. was incorporated in the State of Delaware in 1974. Its principal executive offices are located at 85 South Bragg Street, Suite 600, Alexandria, VA 22312 and its telephone number at that location is (703) 270-2900.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key customers, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause the Company’s actual results for 2004 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

BACKGROUND

The Company commenced operations in 1972 as a wholesale producer of French bread for daily delivery to the Washington, DC area. The Company expanded its markets throughout the 1970s. In fiscal year 1979, the Company, then known as Vie de France Corporation, began offering its product through Company-owned retail bakeries where the products could be freshly baked throughout the day. During the 1980s, the Company expanded its frozen dough product line and developed processes to facilitate the baking of these products at the point-of-sale. As of May 1994, the Company owned and operated 31 retail units. The Company sold the Bakery Division and the Restaurant Division to Vie de France Bakery Yamazaki, Inc. in 1991 and 1994, respectively.

The Company began development of the Culinary Division business in 1987, in conjunction with research previously performed by Nouvelle Carte France, a related French company. As a result of the growth in the application of high quality frozen products in Europe, the Board authorized the establishment of the Vie de France Culinary Corporation for the express purpose of the research into and development of high quality frozen products for the U.S. market. This Company was formed in 1987, and was later merged into Vie de France Corporation. In 1989, construction began on a 30,000 square foot plant in Alexandria, Virginia designed to manufacture its sous-vide product line under the trade name Vie de France Culinary. The Culinary plant began operations in May 1990, and later expanded into a 39,000 square feet building. The Company constructed a manufacturing facility in Norway, and initiated production in August 1994. The primary focus of the Norwegian facility was to supply the Company with all salmon products.

During fiscal years 1991 through 1996, the Culinary Division successfully built its sales. The sales volume went from zero to over $2 million in fiscal year 1991, and by fiscal year 1996 to $16 million. During fiscal year 1997, the Company restructured its sales organization to develop a focused sales and marketing strategy. The Company embarked on strategic marketing campaigns to educate the market place to the advantages of sous-vide processing and increase awareness of the existence of the Company and its product line. During this first year of the strategic marketing effort and re-organization, fiscal year 1997 sales declined to about $14 million. In fiscal year 1998 the Company continued its reorganization while sales remained steady at $14 million, and in fiscal year 1999, sales increased to over $20 million, an increase of approximately 48%.

In 1998, the Company entered into a joint venture to construct a manufacturing facility in Brasilia, Brazil to service airlines in the Mercusor markets, our European retail customers that have a strong presence in Brazil, and to provide low cost poultry and beef product exports to the European markets. The Brazilian facility established regular operations at the beginning of fiscal year 2002. Towards the end of fiscal year 2002, the Company filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. Due to the continued lack of cooperation from the Brazilian partner, the inability to obtain any financial disclosures and the joint venture partners termination of Cuisine Solutions Inc. business activity in Brazil, Cuisine Solutions, Inc wrote off 100% of its investment in Brazil in fiscal year 2002.

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

Fiscal year 2004 sales finished above pre-September 11, 2001 levels of $36,721,000. The Company had growth in all five Cuisine Solutions channels and believes that the prospects for growth in fiscal year 2005 are positive for all five channels. Fiscal year 2005 will also bring a new source of salmon and other white fish raw material from a new sous-vide plant in Chile that opened in August 2004 whereby Cuisine Solutions has 10% ownership and exclusive marketing rights for the sous-vide products in the US and most of Europe.

PRODUCTS

The Company develops, produces and markets chef-created fully cooked, fully prepared entrees and sauces. The products are high quality items without the high-end price since they can be produced in large volumes. The product line consists of items not usually available to our customers such as Osso Buco, Chilean Sea Bass, Beef Wellington, Lamb Shanks and Stuffed Pork Chops as well as staple items such as plain and stuffed chicken breasts. The Company also offers a large line of sauces as well as enrobed pasta and rice products. The precise cooking process of sous-vide allows the Company to prepare a perfect duck breast, rack of lamb or veal chop. The combination of the unique cooking process, the internal culinary expertise and international distribution has been critical to the Company’s strategy to date.

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

The Company packages its products in two ways, Foodservice packs and Retail carton packs. Most Foodservice pack products are vacuum-sealed and frozen in either single or multi-serving packaging and then case-packed. Single-pack items provide maximum customer flexibility, while multi-serving packs provide additional efficiency and economy for large-scale preparations. The US and French facility packages retail cartons for the frozen and refrigerated retail sales area for retail supermarkets.

DISTRIBUTION

The majority of Company sales are frozen products shipped throughout the US and Europe. Cuisine Solutions Norway has in the past provided much of the salmon products globally while France and the USA produce non-salmon products for Europe and the US respectively. All products are shipped frozen except for some retail sales in France, which are refrigerated. The French retail sales are all final sales, and the retailer bears the risk for any unsold product. The French facility maintains one additional third party warehouse for storage, while the US facility maintained four third party outside warehouses at the end of fiscal year 2004. Most of the warehouses were created to support the Foodservice sales requirements for short lead times and product availability. The Company can quickly and easily add or subtract additional outside warehouses when and where it is deemed necessary.

The Company sells one hundred percent of its product through its own sales personnel located in either France or the US. These sales can be to distributors who, in turn, sell our products to end-users. Norway does not have a sales force. Norwegian products are sold to either France or the US as inter-company sales, or sold by the sales team to ship directly from Norway to customers located in Europe. This will be the same for the Chilean operation. US sales are mostly to US markets, and French sales to European markets.

RAW MATERIAL STATUS

The Company historically purchased its raw materials from a number of different suppliers at spot market prices except for US poultry, which is purchased by contract. The practice of spot market purchasing and bidding out to suppliers does not allow the Company to take advantage of annual low prices in certain commodity markets, nor does it allow the Company to develop strategic partnerships with suppliers. Since systems now provide forecast capabilities and the related material requirements, the Company engages in a more strategic approach to procurement and has developed strategic purchasing programs. During fiscal year 2004, the prices of many raw materials increased significantly. The greatest impact was in the poultry market where raw material prices increased significantly, to record highs. This, in turn, lowered Cuisine Solution margins as we could not quickly increase our prices. Poultry raw material prices are expected to return from record highs to lower levels in fiscal year 2005. However, there were many negative raw material reports during fiscal year 2004 that caused large fluctuations in supply and demand such as reports of mad cow disease, bird flu, and toxins in farm raised salmon. Cost of raw materials is Cuisine Solutions’ largest cost, and therefore, management is participating directly in the procurement process in fiscal 2005.

PATENTS AND TRADEMARKS AND OTHER ITEMS IMPORTANT TO OPERATING SEGMENTS

The Company believes that its Cuisine Solutions, Inc. and Vie de France Corporation trademarks are important to its business success. Accordingly, it takes the necessary steps to protect them. During fiscal year 1998 the Company assured the protection of such marks by transferring the ownership of all trademarks it owns to Cuisine Solutions, Inc. in addition to maintaining the Vie de France Corporation trademark. The Company and Vie de France Bakery Yamazaki, Inc. entered into a Trademark and Service Mark License Agreement in 1991 and, in conjunction with the sale of the Restaurant Division, amended and restated this agreement. In 1997, the Company secured the use of a packaging trademark called MicroRoast™ and MicroRoti™ to be used in the U.S. and European market, respectively. This new packaging is designed for use in microwave ovens and imparts a roasted quality to our value-added entrees.

During fiscal year 2002, the Company secured in Europe and in the USA the service trade mark “Your Culinary Partner” and “Votre Partenaire Culinaire” which is being used in our global advertising campaign. The Company has many other trademarks that it believes requires protection. For example, in fiscal 2004 Cuisine Solutions trademarked “Enrobed” to protect our new enrobed pasta line of products. Cuisine Solutions continually reviews the trademarks to determine whether there is value in paying the fees associated with maintaining marks.

CUSTOMER DEPENDENCY

The Company’s largest customers in fiscal year 2003 were two airline distributors that bought product from the Company based upon related demand from airline customers. One of those companies declared bankruptcy in Cuisine Solutions’ second quarter of fiscal 2004 and Cuisine Solutions was required to write-off approximately $295,000 of bad debts during that quarter. Management made the decision in the first quarter of fiscal year 2004 to reduce its dependency on that distributor and the loss was significantly lower than it would have been during fiscal year 2004. Cuisine Solutions has had a large proportion of its business with travel related customers. In FY 2004, Cuisine Solutions continued a concerted effort to diversify into retail, national restaurant chains, and the US military. Growth in those areas continues to reduce the Company’s dependency on the travel industry. Management believes that Cuisine Solutions’ revenue will continue to grow in the non-travel related channels. Management believes that the growth in the military channel in fiscal 2005 will produce a strong hedge for the Company in the event of a terror related incident to the travel industry. However, there is still risk for the Company as much of our planned growth for fiscal year 2005 includes growth in the travel related channels.

The Foodservice and national restaurant chain channels consist of a wide base of hotel banquet and convention centers in a decentralized purchase decision environment and management believes that no single customer can have a material impact on the total Company revenues. Retail has a smaller base of customers that create most of the demand for the packaged food lines. The largest of the retail customer’s purchase decisions are also decentralized and so the loss of a single customer should not have a material impact. Cuisine Solutions’ decision to diversify the US military sales to include the Army in fiscal year 2004 was made to both grow the channel and reduce dependency on the Navy.

SEASONALITY

The seasonality of the hotel banquet industry, in which sales demand typically peaks in September through December, and March through June, no longer has a major impact on the total Company due to growing sales of the other sales channels. However Cuisine Solutions retail product channel demand has had some seasonal impact as the demand decreases for fully cooked products during summer grilling season.

COMPETITION

The Company considers itself to be a leader in the sous-vide product line within the food service industry in the US. At present, limited competition exists within the US frozen wholesale component of this product line. Other firms exist in France within the retail and refrigerated components of the sous-vide prepared foods. As such, the Company primarily competes for sales against food service providers in the frozen and raw segment, rather than against other sous-vide suppliers. The Company offers value-added products, but must offer these products in a price range that makes it economically advantageous for its users to convert from other methods of food preparation.

The Company believes its products can successfully compete against these other methods in price, product performance and convenience. The Company also offers implementation and menu development services, as well as equipment to its customers as another means of building sales. The Company depends upon its product development, marketing, and menu items as a means of maintaining its leadership position within the sous-vide industry.

RESEARCH & DEVELOPMENT

The Company invested $261,000, $240,000, and $395,000 in research and development activities in fiscal years 2004, 2003 and 2002, respectively. The Company maintains a staff of experienced culinary and food science professionals in order to provide the marketplace with innovative products on a continuous basis. The international staffing in the US and in France provides the Company with the latest in culinary trends on both sides of the Atlantic. The French facility provides a source of dedicated culinary professionals since the French culinary training is known for its dedication to the art of perfection with regard to food preparation.

REGULATIONS

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

GEOGRAPHIC SALES

The Company’s sales are primarily focused in the United States with sales in the U.S. representing 58.9%, 56.4% and 63.2% of total sales for fiscal years 2004, 2003 and 2002, respectively.

ITEM 2. PROPERTIES

The Company owns the French facility and property, and leases its US office and its USA and Norwegian manufacturing facilities. The French facility is located in Louviers, France and is approximately 15,000 square feet. The U.S. plant, located in Alexandria, Virginia, is approximately 39,000 square feet. The Norway plant, located in Hjelmeland, Norway, is approximately 16,000 square feet. The Company’s Norway plant is structured as a twenty-year capital lease whereby the Company will own the facility at the end of the lease term on August 31, 2014. These facilities are not fully utilized and are suitable for current operations and are expected to meet the product demand for fiscal year 2005. The Company owns substantially all of the equipment used in its facilities. Lease commitments and future minimum lease payments are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11 to the Consolidated Financial Statements, which is included in this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

During fiscal 1999, the Company became a partner in a limited liability company, Cuisine Solutions do Brasil Ltda, with a Brazilian partner, Sanoli Indsutria E Commercio Alimentacao Ltda, which has built a manufacturing facility and is marketing product in the Mercusor market. Cuisine Solutions Inc. owns 39% of this Brazilian joint venture. The Company contributed technology to the partnership in lieu of a cash contribution. The Company performed management services to assist with the design and construction of the manufacturing facility as well as ongoing management service for operations, research and development, marketing and administrative support.

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

At the end of fiscal year 2002, the Company filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. The Company seeks full recovery of the amounts owed by Cuisine Solutions do Brasil Ltda, including the loan of $763,000, and management and administrative fees of $895,000 according to the joint venture agreement. The managing directors of Cuisine Solutions do Brasil Ltda, Jose Sanchez Aguayo and Rodrigo Sanchez, were named as nominal defendants in the lawsuit. Due to the current stage of the filed lawsuit, management cannot predict the outcome of this lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS COMMON STOCK

The Company’s capital stock is divided into two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock options plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law. The Company’s Common Stock is traded in the over-the-counter (OTC) market under the symbol CUIS. The following table sets forth for the quarters indicated the high and low sales prices per share as reported on the OTC Bulletin Board:

Year ended June 26, 2004	High	Low
First Quarter	$.780	$.510
Second Quarter	1.400	.600
Third Quarter	1.350	.950
Fourth Quarter	1.850	1.050

Year ended June 28, 2003	High	Low
First Quarter	$.760	$.300
Second Quarter	.510	.240
Third Quarter	.800	.200
Fourth Quarter	.800	.280

Year ended June 29, 2002	High	Low
First Quarter	$1.250	$.880
Second Quarter	1.070	.550
Third Quarter	.900	.250
Fourth Quarter	.800	.500

As of September 17, 2004 there were approximately 578 holders of record of the Company’s Common Stock.

No dividends were paid during fiscal year 2004, 2003 and 2002.

The information required under this Item 5 about equity compensation plans is shown in the Proxy Statement for its annual meeting for fiscal 2004 to be filed with the Securities and Exchange Commission under Regulation 14A, under the caption “Executive Compensation” and such information is incorporated herein by reference

On November 30, 1998, the Company was notified by NASDAQ that its common stock no longer met the minimum $1.00 bid requirement to be included in the NASDAQ National Market and was delisted. The Company’s common stock currently trades on the OTC Bulletin Board.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY
(in thousands, except per share amounts)

	2004	2003	2002	2001	2000
Net Sales	$36,721	$27,812 (3)	$28,616 (3)	$36,138	$35,810
Loss from operations (1)	(876)	(4,022)	(4,944)	(660)	(2,313)
Net loss (2)	(1,004)	(4,092)	(6,027)	(861)	(1,980)
Loss from operations per share	(0.06)	(0.25)	(0.31)	(0.04)	(0.16)
Net loss per share	(0.06)	(0.26)	(0.38)	(0.06)	(0.13)
Total assets	17,710	16,428	18,197	22,761	24,357
Long term debt, including current portion	4,273	3,661	2,924	2,582	2,449
Stockholders’ Equity	6,572	7,466	11,156	16,514	17,392
Dividends per share	—	—	—	—	—

(1)	Includes amortization of $95 and subsequent impairment of pre-operating capitalized web site development cost of $619 in 2002
(2)	Includes loss in equity from investment in Brazil of $997 in 2002 and $661 in 2001 respectively.
(3)	Loss in sales attributable to 9/11/2001 tragedy and resulting impact to the travel industry.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

A summary of the Company’s significant accounting policies is included in Note 1 to the Consolidated Financial Statements, included in this report. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be primary economic beneficiary as a result of their variable economic interests. Currently the Company has no variable interest entities, and therefore the adoption FIN No. 46 did not have a material impact on the Company’s financial statements.

In April 2003, FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Currently the Company has no derivative instruments, and therefore the adoption of SFAS 149 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities all of whose shares are mandatory redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Currently the Company has no financial instruments with characteristics of both liabilities and equity, and therefore the adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, requires management to make judgments regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Assets to be held and used affected by such an impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated useful life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. Management determines the depreciable lives based on estimates of the period over which the assets will be of economic benefit to the Company and management periodically reviews the remaining depreciable lives based upon actual experience and expected future utilization.

Allowance for Doubtful Accounts

Trade receivables are reported in the consolidated balance sheets net of the allowance for doubtful accounts. Generally, the Company considers receivables past due 30 days subsequent to the billing date. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience and management’s expectations of future losses. Generally, losses have historically been within management’s expectations. As of June 26, 2004 and June 28, 2003, the Company maintained an allowance for doubtful accounts of approximately $68,000 and $62,000, respectively.

Inventory Reserves

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead. Management evaluates inventory levels on a regular basis and establishes reserves to reflect inventory at its estimated realizable value.

Valuation Allowance

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

RESULTS OF OPERATIONS

NET SALES

Net sales by region for fiscal year 2004 and 2003 are as follows (Norway inter-company sales are eliminated):

	Year Ended
	June 26, 2004	June 28, 2003	$ Change	% Change
USA	$21,641,000	$15,698,000	$5,943,000	37.9%
France	$13,693,000	$10,929,000	$2,764,000	25.3%
Norway	$1,387,000	$1,185,000	$202,000	17.0%

Total Net Sales	$36,721,000	$27,812,000	$8,909,000	32.0%

Fiscal year 2004 revenue of $36,721,000 reflects a consolidated sales increase of 32.0% from fiscal year 2003 revenue of $27,812,000. Revenue for fiscal year 2002 was $28,616,000. The increase in sales in FY 2004 was attributable to a 37.9% increase in US sales and a 25.3% increase in sales from France compared to fiscal year 2003. All five sales channels in the US grew in revenue in fiscal year 2004 as well as all three sales channels in France. Norway operations had a 17.0% increase in non-intercompany sales, however, its gross sales in US dollars decreased by 3.6% while gross sales in Norwegian Kroner decreased by 6.5%. Approximately 68.8% of the sales from Cuisine Solutions Norway are inter-company sales to the USA and French entities, and eliminated during the financial consolidation process.

The Company’s sales of high-quality foods are sold to airlines, retail supermarkets, hotel and convention center restaurants and banquets, passenger rail lines and harbor cruise lines restaurants, restaurant chains, and the US military. In fiscal year 2004 US sales accounted for 58.9% of total revenue compared to 56.4 % of total revenue in fiscal year 2003, while France and Norway accounted for 37.3% and 3.8 % in fiscal year 2004 and 39.3% and 4.3%, and 31.0% and 2.3% in fiscal 2003 and 2002 respectively after eliminating inter-company sales. Norway produces product for both France and the US and total Norwegian salmon production accounted for approximately 7.7% of total Company sales in fiscal year 2004 as compared to 11.0% and 8.4% in fiscal year 2003 and 2002 respectively.

Net sales by sales channel for fiscal year 2004 and 2003 are as follows:

	Year Ended
	June 26, 2004	June 28, 2003	$Change	%Change
Food Service	$11,277,000	$9,250,000	$2,027,000	21.9%
On Board Services	12,793,000	10,459,000	2,333,000	22.3%
Retail	10,005,000	6,453,000	3,553,000	55.1%
Military	1,047,000	904,000	144,000	15.9%
New Business/National Restaurant Chains	1,599,000	746,000	852,000	114.2%

Total	$36,721,000	$27,812,000	$8,909,000	32.0%

The Company’s net sales increased by 32.0% to $36,721,000 in fiscal year 2004 as compared to $27,812,000 in fiscal 2003 and from $28,616,000 in fiscal 2002 due to the improved economy and the successful implementation of new Cuisine Solutions sales strategies resulting in higher demand and sales of the products. The current year sales increases were in all Cuisine Solutions sales channels and were driven by the improving economy, particularly in the US, and greater consumer demand for upscale fully cooked products. Fiscal year 2004 On Board Services and Foodservices sales increased by 22.3% and 21.9%, respectively. Military sales increased by 15.9% while the Retail channel and restaurant chains channel sales grew by 55.1% and 114.2% respectively during fiscal 2004.

Cuisine Solutions USA’s fiscal year 2004 and 2003 sales by sales channel are as follows:

	Year Ended
	June 26, 2004	June 28, 2003	$Change	%Change
Food Service	$5,842,000	$4,425,000	$1,417,000	32.0%
On Board Services	9,558,000	8,224,000	1,334,000	16.2%
Retail	3,595,000	1,399,000	2,196,000	157.0%
Military	1,047,000	904,000	143,000	15.8%
New Business/ National Restaurant Chains	1,599,000	746,000	853,000	114.3%

Total	$21,641,000	$15,698,000	$5,943,000	37.8%

Net sales grew by 37.8% in the US in fiscal year 2004 as compared to fiscal year 2003. Net Sales increased by more than 15% in each of the five sales channels in the US in fiscal year 2004 as compared to fiscal year 2003. This is primarily due to increased product demand resulting from a more diversified sales focus on each of the channels and the improvement in the US economy.

Cuisine Solutions France’s fiscal year 2004 and 2003 sales by sales channel are as follows:

	Year Ended
	June 26, 2004	June 28, 2003	$Change	%Change
Food Service	$5,222,000	$4,199,000	$1,023,000	24.4%
On Board Services	2,061,000	1,676,000	385,000	23.0%
Retail	6,410,000	5,054,000	1,356,000	26.8%

Total	$13,693,000	$10,929,000	$2,764,000	25.3%

Net sales grew by 25.3% in the France in fiscal year 2004 as compared to fiscal year 2003. Net Sales increased by more than 23% in each of the three sales channels in the France in fiscal year 2004 as compared to fiscal year 2003. This is primarily due to increased product demand.

Cuisine Solutions Norway’s fiscal year 2004 and 2003 sales by sales channel are as follows (excluding inter-company sales):

	Year Ended
	June 26, 2004	June 28, 2003	$Change	%Change
Food Service	$213,000	$626,000	($413,000)	-66.0%
On Board Services	1,174,000	559,000	615,000	110.0%

Total	$1,387,000	$1,185,000	$202,000	17.1%

Direct sales for the Norwegian facility grew by 17.1% primarily as a result of increased demand for salmon products to new airline customers. Food Service sales declined in Norway in fiscal 2004 as a result of more direct sales of the Norwegian products by the French operation, as well as a decrease in demand resulting from magazine articles describing potential health risks from consuming farm raised salmon.

GROSS MARGIN

Gross margin increased 60.5% in fiscal year 2004 compared to fiscal year 2003. Gross margin as a percent of sales increased to 21.6% for fiscal 2004 compared to 17.8% in fiscal 2003, and 16.4% in fiscal 2002. Gross margin increased due to significantly higher sales accompanied by lower overhead cost in relation to those sales. Cuisine Solutions has strategically built other sales channels over the past few years to include military and retail accounts and meals for passenger rail lines, and has seen consistent results in its French subsidiary. Gross margin as a percentage of sales should continue to increase as sales continue to increase as more fixed costs are being absorbed.

A comparison of net sales, gross margin percentages and net losses from operations for fiscal year 2004, 2003 and 2002 follows:

		Year Ended
	June 26, 2004	June 28, 2003	June 29, 2002
Net Sales	$36,721,000	$27,812,000	$28,616,000
Gross margin	$7,926,000	$4,937,000	$4,688,000
Gross margin percentage	21.6%	17.8%	16.4%
Net Loss	$(1,004,000)	$(4,092,000)	$(6,027,000)

Net loss for fiscal year 2004 was reduced by $3,088,000 or 75.5% from $4,092,000 in fiscal year 2003 to $1,004,000 in fiscal year 2004. Net loss in fiscal 2002 was $6,027,000. This reduction in loss is due primarily to a slight reduction in selling and administrative expenses to $8,665,000 in fiscal 2004 from $8,757,000 and $8,702,000 in Fiscal 2003 and 2002 respectively while increasing sales significantly due to greater product demand.

Net income (loss) by regions are as follows:

		Year Ended
	June 26, 2004	June 28, 2003	June 29, 2002
USA	$(701,000)	$(3,498,000)	$(6,092,000)
France	$358,000	$139.000	$85,000
Norway	$(661,000)	$(733,000)	$(19,000)

Total Net Income (loss)	$(1,004,000)	$(4,092,000)	$(6,026,000)

Cuisine Solutions US reduced its net loss in fiscal year 2004 by $2,797,000 or 80.0% from $3,498,000 in fiscal year 2003 to $701,000 in fiscal year 2004. This reduction is due primarily to a 10% reduction in selling and administration expenses and a 74.8% increase in gross margin. US losses in fiscal year 2002 were $6,092,000.

Cuisine Solutions France had its fifth consecutive profitable year since the acquisition by Cuisine Solutions in 1999, increasing profits in fiscal year 2004 by $219,000, or 157.6%, from fiscal year 2003. Profits in France in fiscal year 2003 and 2002 were $139,000 and $85,000 respectively. In spite of the lackluster economy during the last three years in Europe, the French subsidiary reported profitable results and double-digit growth in the Foodservice channel in France. Management credits both the thirty-five hour work week rule and its impact on labor cost in France for the increase in demand for the Foodservice channel as well as aggressive cost control for the delivery of a positive net income in France.

Cuisine Solutions Norway recorded a loss of$661,000 in fiscal year 2004 compared to a loss of $733,000 for fiscal year 2003 and a loss of $19,000 in fiscal year 2002. The loss was due to the decreased demand of the Norway product line after the economic slowdown and concerns raised about farm raised salmon; consequently fixed overhead costs were spread over smaller production quantities, which resulted in higher cost of sales and lower net results. The Company placed the Norwegian operations under the management of Cuisine Solutions France to implement initiatives to improve operating results and liquidity of the subsidiary. Subsequent to June 26, 2004, management began a process of evaluating the continued operation of the Norway facility. Although a formal plan to discontinue operations in Norway has not been discussed and approved by the Board of Directors, management has taken certain actions to facilitate such a plan. In September, 2004 the Company curtailed production and gave employees notice of termination as required by local law. A formal decision to discontinue operations is expected to be made in October, 2004. However, there can be no assurance that such an action will be approved.

SELLING AND ADMINISTRATION EXPENSES

Selling and administration costs as a percentage of sales were 23.6% in fiscal 2004, 31.5% in fiscal 2003, 30.4% in fiscal 2002. The percentage decrease in selling and general administrative expenses from fiscal 2004 versus fiscal 2003 is a result of cost of continued cost cutting by management and the significant increase in sales. Selling and administration costs in fiscal 2004 also included a $295,000 write-off resulting from the bankruptcy of one of our airline distributors.

DEPRECIATION AND AMORTIZATION

The fiscal year 2004 depreciation and amortization expense decreased by $55,000 over fiscal year 2003 to $952,000 as a result of an increased amount of machinery and equipment becoming fully depreciated during 2004. The portions of depreciation and amortization expense that are included in the cost of goods sold are $783,000 and $750,000 in fiscal year 2004 and 2003, respectively.

NON-OPERATING INCOME AND EXPENSE

The Company held long term investments of $1,114,000 and $1,331,000 at June 26, 2004 and June 28, 2003 respectively. Management maintains these funds in a trust account with the majority of the funds invested in government securities. The Company realized a gain of $3,000 and $67,000 on the sale of investments during fiscal year 2004 and 2003, respectively.

The non-operating expense for fiscal 2004 of $110,000 was primarily due to interest expenses relating to the borrowings of the Company’s Norwegian and French subsidiaries, including the Norwegian capital lease, which was partially offset by investment income from funds invested in corporate bonds and treasury bills.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash and cash equivalents of $1,491,000 and $1,357,000 at June 26, 2004 and June 28, 2003 respectively. Additionally, the Company held long term investments of $1,114,000 and $1,331,000 at June 26, 2004 and June 28, 2003 respectively. Long term investments of $1,114,000 and $25,000 cash in deposit secure the overdraft credit facility of the Norwegian subsidiary at June 26, 2004.

Cash flows from operations was essentially break-even for fiscal year 2004, which was an improvement over the prior year cash flow deficit from operations of approximately $1.9 millions. This improvement is a direct result of revenue growth and cost cutting initiatives affected in fiscal year 2003.

The Company made capital expenditures of $681,000 and $1,150,000 during fiscal year 2004 and 2003, respectively. During fiscal years 2004 and 2003, the EURO gained about 12% and 15% of its value versus the US Dollar, which made these investments more expensive when converted to US Dollars.

At June 26, 2004, the Company had borrowings of $4,273,000, bearing interest at rates ranging from 3.3% to 6.6%. These borrowings include $2,370,000 in debt of the Company’s Norwegian subsidiary. Currently Norway has an outstanding principal of $1,196,000 for the capital lease on the building in Norway and $1,098,000 outstanding under a working capital overdraft line of credit with Den norske Bank. The overdraft facility increased during the fiscal year from $1,047,000 to $1,098,000. The overdraft facility is secured by a letter of credit posted by the U.S. operations banking institution that is renewed semi-annually. Long term investments of $1,114,000 and a $25,000 cash deposit are used to secure the letter of credit.

In December 2000, Cuisine Solutions France entered into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% interest on the outstanding balance of the loan. The current portion of this loan is $98,000 and the total outstanding principal amounts to $131,000 at June 26, 2004. In October 2002, Cuisine Solutions France entered into a ten year term loan to finance the acquisition of land and a building to be used as a distribution plant in the amount of €190,000 or $217,000. This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is $18,000 and the total outstanding principal amounts to $202,000 at June 26, 2004. In March 2003, Cuisine Solutions France entered into a five year term loan to further expand the facility in the amount of €280,000 or $320,000. This loan bears interest of 3.3% and the total outstanding principal amounts to $277,000 at June 26, 2004, with a current portion of $64,000. In June 2004, Cuisine Solutions France entered into a four year term loan to finance its new computer server and packaging line equipment in the amount of €57,000 or $69,000. The loan bears interest of 3.95% and the total outstanding principal is $69,000 at June 26, 2004.

On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with Food Investors Corporation (“FIC”) to provide short term working capital necessary to expand operations for fiscal year 2004. The loan bears interest of 5% per annum and was payable upon maturity. In April 2004, the loan was extended to October 22, 2004. Total outstanding principal was $424,000 at June 26, 2004. In addition, on November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with Food Research Corporation (“FRC”) to provide short term working capital necessary to expand operations. The loan bears interest of 5% per annum and is payable upon maturity. Under this loan, Cuisine Solutions pays interest on a quarterly basis beginning in April 2004, with a balloon payment for the total amount due three years from the origination of the loan. In June 10, 2004, the Company entered into an additional $300,000 six month working capital loan with Food Investors Corporation (“FIC”). The loan bears interest of 6% per annum, payable at maturity, or 90 days after close of a company line of credit, and will mature on December 10, 2004. The outstanding balance principal was $300,000 at June 26, 2004. FIC and FRC are 100 percent owned by Cuisine Solutions majority shareholder, the JLV group.

On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line of credit to finance its working capital requirements in the US. The line of credit will be secured by the Company’s US accounts receivable and inventory and further guaranteed with a real estate owned by Food Research Corporation (“FRC”). This line of credit bears an interest rate of 0.5% over the prime interest rate.

Contractual Obligations and Commercial Commitments

The Company’s significant contractual obligations as of June 26, 2004 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of June 26, 2004, the Company has an outstanding balance on its line of credit for the Norwegian subsidiary in the amount of $1,097,000 but does not have any purchase obligations. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions besides the accrued amount of $257,000 to SOMDIAA related to health and retirement plans for certain employees.

Contractual Obligations		Payments Due by Period
		Less than 1			After 5
	Total	Year	1-3 years	4-5 years	years
Notes payable — current	$1,958,000	$1,958,000	—	—	—
Notes payable — long term	988,000	—	839,000	149,000	—
Capital lease	1,327,000	175,000	204,000	197,000	751,000
Operating lease	1,345,000	376,000	675,000	294,000	—

LIQUIDITY AND OPERATIONS

The Company’s cash position increased in fiscal year 2004. Assuming that there are no significant changes to the Company’s business plan, management also anticipates generating cash flow positive results during fiscal year 2005. Management believes that the combination of cash on hand, cash flows from operations, available credit facilities, and outside funding if required will provide sufficient liquidity to meet the Company’s ongoing cash requirements. With the restructuring of US operations in May 2003 and the increase in sales in fiscal year 2004, Management has taken steps that it believes were necessary to improve the Company’s ability to meet its cash flow needs for fiscal year 2004 and thereafter. Management closely reviews the Company’s operations and plans and will implement additional cost cutting programs to reduce the Company’s operating expenses further if necessary. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from additional financings on terms acceptable to the Company.

FUTURE PROSPECTS

During fiscal year 2004, the Company continued its focus on the existing sales channels obtaining further penetration into the airline industry, obtaining a large portion of the market share of the passenger rail market, and gaining a larger share of the hotel and convention center restaurant, room service, and banquet business. The Company also focused on expanding as a retail supplier via the in-store-deli market as well as supplier for premium frozen food products, and also growth in the national restaurant chain and military channels. The goal was to continue to be diversified into multiple channels so if there is a disruption in one or more channels, the Company would not suffer the way it did after the September 11, 2001 tragedy. The Company will continue to focus on retail, restaurant chain, and military channels to achieve the growth in these newer channels in fiscal year 2005.

Although there was significant growth in fiscal 2004, the Company believes that it only has a small fraction of the potential business in what the Company considers an early adopter market for its products. The Company sees growing demand for its products as consumers continue to demand convenience and quality and operators do not have or cannot afford to pay the skilled workers necessary to supply the variety and quantity of food products demanded by their customers.

The Company will continue to expand its sales efforts in the airline business in fiscal 2005 by a continued push for new US accounts and a new focus on the European airline market. While there are increased concerns in the market place, management will continue to strengthen the business relationships with most of the major airlines, passenger rail lines and harbor cruise lines through continued value and increase in service by offering flexible solutions upon the current demand in the industry.

The Company will continue to focus its efforts on large foodservice contractors and event planners rather than sales to individual smaller hotels. Demand for foodservice products in the US increased significantly during fiscal 2004 and continued growth is expected for fiscal 2005 due to the continued customer satisfaction with the quality and variety of products offered by Cuisine Solutions. Foodservice operators in France are forced to deal with the thirty-five hour work week constraint and have discovered that the Cuisine Solutions’ product line offers a solution to the limited availability and higher cost of labor created as a result of the mandatory work hour rules. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency and food safety associated with Cuisine Solutions product. Management believes this value increases in the current economic and political situation challenging today’s business environment. In the meantime, Management has and will continue to initiate aggressive cost reduction programs and product line changes to meet the changing needs of the industry. The Company will focus on trying new distribution methods in fiscal 2005 to improve its ability to get its products to all the national account customers.

The Retail Sales channel was formally created during fiscal year 2000 with the objective of penetrating the In-Store Deli category of major North American retailers. The sales channel and related growth is following a strategy plan for large volume opportunities with high quality products. Cuisine Solutions is providing retailers with a heat and serve program that allows supermarkets to upgrade the variety and quality of meals offered. The Company is working with retailers to develop the best methodology to execute larger scale roll-outs of the program and has already introduced the idea to some of the largest retailers in the US. The Company has also placed premium private label products successfully into the retail industry, which is experiencing a significant increase in frozen food sales versus the traditional demand for fresh products. Fiscal 2004 showed significant growth in the Company’s retail sales program, particularly with the club retailers, and it is beginning to allow the Company to capture the high volume benefits of US retail without the marketing investment usually required in doing business with US retailers. Cuisine Solutions is also beginning to gain brand awareness from its premium frozen foods sales. Cuisine Solutions will continue to introduce new product offerings to retail in fiscal 2005 and hopes to see significant growth in this channel during the fiscal year.

The US Military channel continues to be managed via a broker/distributor, adding very little in terms of sales and administrative expenses. Sales in this channel for fiscal 2004 did grow with the Navy, but the goal is increasing the product penetration to other parts of the over $7 billion annual US military food budget. The Company has been working for 1 1/2 years to place items into the Army Unitized Group Rations A (UGR-A) program. Two Cuisine Solutions items were tested and selected for a 14 entrée rotating menu to start in October, 2004. There is no guarantee that the Army will purchase the items from the Company, but the menu is scheduled to start in early fiscal 2005 and could lead to significant growth in this channel. The Company will also attempt to get its product on other US military menus during fiscal 2005.

The Company will further pursue its role as a supplier for national restaurant chains that have found that the Company’s products quality and ease of use makes an attractive alternative for providing promotional menu items. The Company had significant sales growth in this channel in fiscal 2004, and has added one additional sales person to this channel to help increase its growth in 2005. Although the Company’s products are high in cost for many chains, management believes there is a significant untapped market for our upscale fully cooked products for the same reasons such products are appealing to the hotel and resort restaurants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

Interest rates, foreign exchange rates, sales and marketing.

Interest Rate Exposure:

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment and debt portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers. A portion of the debt portfolio has fluctuating interest rates that change with changes in the market. Information about the Company’s investment portfolio is set forth in Footnote 6 of Item 15 of the Form 10-k.

Foreign Currency Rate Exposure:

International operations constitute 41.1% of fiscal year 2004 Company sales. The majority of the Company’s sales are denominated in U.S. dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The Norwegian subsidiary’s sales are denominated in Norwegian Kroner while the French subsidiary reports in EURO. As currency exchange rates change, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales that are subject to these foreign currency fluctuations are approximately 41% of the Company’s sales. The net assets of the subsidiaries are approximately 44% of the Company’s net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost. Information about the Company’s foreign currency translation policy is set forth in Footnote 1 of Item 15 of this Form 10-K.

Sales and Marketing Risks:

The future performance of the Company’s efforts will depend on a number of factors. One is the complete recovery of the travel industry, and specifically the airlines, which have been a major source of Cuisine Solutions revenue and formal business strategy. The others involve the introduction and roll-out of new product lines into the Retail sector restaurant chains and the military. Although the economic situation with the airlines is believed to be temporary, Management cannot forecast the length and total impact of the current economic cycle. Cuisine Solutions will position itself to provide maximum value to our airline partners during this difficult period and remain prepared to resume business growth when the industry recovers. Cuisine Solutions Management has placed additional focus on the opportunities available in the retail sector and the other channels and the success rate will be contingent upon market acceptance of the product line, price points and execution of its marketing strategy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included at Item 15(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The information required under this Item 9A is shown in the Proxy Statement to be filed under Regulation 14A, under the caption “Compliance with Section 16(a) of the Securities and Exchange Act of 1934.”, and such information is incorporated herein by reference

Changes in internal control over financial reporting

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

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

Name	Age	Office held with Company	Since
Stanislas Vilgrain	45	Chief Executive Officer	1994
Thomas L. Gregg	40	President, US	2004
Yuyun Tristan Kuo	49	Vice President of Finance and Corporate Treasurer And Corporate Secretary	2004
Gerard Bertholon	44	Vice President of Sales;President of FIVELEAF	2002

Mr. Vilgrain was appointed Chief Executive Officer in October 1993, having served as President and Chief Operating Officer since June 1991 and as a director since 1991. He served as President of the Vie de France Culinary Division from July 1987 to June 1991. Previously, he was employed by Vie de France Corporation as Director of Staff Operations from August 1986 through June 1987. He was Manager of the Vie de France Corporation’s San Francisco bakery from January 1986 through August 1986, after having served as Assistant Manager of the Denver bakery from July 1984 through December 1985. Prior to joining Vie de France Corporation, he was Assistant to the Director of Research & Development for the Bakery Division of Grands Moulins de Paris from June 1983 to July 1984, and was Regional Manager of Operations and Sales from July 1982 through May 1983 for O.F.U.P., a publication distributor in Paris, France.

Mr. Gregg was appointed to President, US of Cuisine Solutions, Inc. in January 2004. Mr. Gregg previously ran his own private investment firm, MacGregor Capital LLC from 2002 — 2004. During that period, Mr. Gregg served as an Advisor and on the Advisory Board of Cuisine Solutions from January 2003 - 2004. From 1991 — 2001 Mr. Gregg served as CEO of 3-G International, Inc. (3GI), a network security software company. 3GI was sold to RSA Security in 2001.

Mr. Kuo was appointed Vice President of Finance in January 2004. The Board appointed Mr. Kuo Secretary and Treasurer in March 2004. Prior to that, Mr. Kuo was the Company’s Corporate Controller since December 2002. Prior to that, Mr. Kuo served as Vice President of Information Systems of Zinc Corporation of America from 2001 to 2002 and CIO and Controller of Wise Metals Group, the largest independent aluminum sheet producer in the US, from 1991 to 2001.

Mr. Bertholon joined Cuisine Solutions in August 1989 as Director of Research & Development then VP of International Sales in 1997 and VP of Marketing in December 2000. Mr. Bertholon was appointed President for FIVELEAF in January 2002. He has over 27 years of experience and recognition in the international foodservice industry. Prior to joining the Company, Mr. Bertholon was an Executive Chef for 9 years in the United States. Mr. Bertholon’s current titles in the Company are Corporate Chef, Vice President of Sales, and President of FIVELEAF.

CODE OF ETHICS

The information required under this Item 10 is disclosed in the Proxy Statement to be filed under Regulation 14A, under the caption “Code of Ethics”, and such information is incorporated herein by reference.

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

The following exhibits are incorporated in this report by reference from an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended June 29, 1991:

10.46	The Company’s Proxy Statement for a Special Meeting of Stockholders, dated June 7, 1991, together with a conformed copy of the Asset Purchase Agreement between Cuisine Solutions, Inc. and Vie de France Bakery Yamazaki, Inc. dated May 7, 1991.

The following exhibits are incorporated in this report by reference from the Company’s two Registration Statements on Form S-8, dated April 5, 1993:

10.52	The Company’s 1986 Stock Option Plan, as amended.

10.53	The Company’s 1992 Stock Option Plan.

10.54	The Company’s 1999 Stock Option Plan.

The following exhibits are filed as exhibits to this report in the indicated sections.

10.55	Employment Agreement of Y. Tristan Kuo dated December 15, 2003.

10.56	Employment Agreement of Thomas L. Gregg dated January 1, 2004.

10.57	Amendment No.1 to Loan Agreement with FIC dated October 22, 2003; previously filed as Exhibit (31.10.1) to the Company’s Form 10-Q for the fiscal quarter ended December 15, 2003, and herein incorporated by reference.

10.58	Loan Agreement with FIC adopted June 10, 2004.

10.59	Credit Agreement with Bank of Charles Town adopted June 25,2004.

23	Consent of Independent Accountants.

31.1	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written statement of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date

/s/ Jean-Louis Vilgrain Jean-Louis Vilgrain	Chairman of the Board	September 24, 2004

/s/ Stanislas Vilgrain Stanislas Vilgrain	Chief Executive Officer	September 24, 2004

/s/ Sebastien Vilgrain Sebastien Vilgrain	Director	September 24, 2004

/s/ Charles McGettigan Charles McGettigan	Director	September 24, 2004

/s/ Robert van Roijen Robert van Roijen	Director	September 24, 2004

/s/ Hugues Prince Hugues Prince	Director	September 24, 2004

/s/ Yuyun Tristan Kuo Yuyun Tristan Kuo	VP of Finance, Treasurer and Corporate Secretary (Principal Financial and Accounting Official)	September 24, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CUISINE SOLUTIONS, INC.:

We have audited the accompanying consolidated balance sheets of Cuisine Solutions, Inc., and subsidiaries as of June 26, 2004 and June 28, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 26, 2004. In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule for each of the three years in the period ended June 26, 2004 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc., and subsidiaries as of June 26, 2004 and June 28, 2003, and the results of their operations, and their cash flows for each of the three years in the period ended June 26, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended June 26, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

GRANT THORNTON LLP

Vienna, Virginia
September 14, 2004

CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 26,	June 28,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$1,491,000	$1,357,000
Trade accounts receivable, net	3,837,000	3,479,000
Inventory	5,641,000	4,056,000
Prepaid expenses	140,000	450,000
Notes receivable, related party	58,000	32,000
Other current assets	390,000	450,000

TOTAL CURRENT ASSETS	11,557,000	9,824,000

Investments, non current	1,114,000	1,331,000
Fixed assets, net	4,993,000	5,264,000
Other assets	46,000	9,000

TOTAL ASSETS	$17,710,000	$16,428,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	2,133,000	1,970,000
Accounts payable and accrued expenses	5,438,000	3,950,000
Accrued payroll and related liabilities	1,427,000	1,351,000

Total current liabilities	8,998,000	7,271,000
Long-term debt, less current portion	2,140,000	1,691,000

TOTAL LIABILITIES	11,138,000	8,962,000

Commitments and Contingencies	—	—

Stockholders’ equity
Common stock — $.01 par value, 20,000,000 shares authorized, 15,834,788 and 15,824,788 shares issued and outstanding at June 26, 2004 and June 28, 2003, respectively.	159,000	159,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued		—
Additional paid-in capital	26,380,000	26,284,000
Accumulated deficit	(20,490,000)	(19,486,000)
Accumulated Other Comprehensive Income
Unrealized gain on debt and equity investments	17,000	59,000
Cumulative translation adjustment	506,000	450,000

TOTAL STOCKHOLDERS’ EQUITY	6,572,000	7,466,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,710,000	$16,428,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 26,	June 28,	June 29,
	2004	2003	2002
Net sales	$36,721,000	$27,812,000	$28,616,000
Cost of goods sold	28,795,000	22,875,000	23,928,000

Gross margin	7,926,000	4,937,000	4,688,000

Selling and administration	8,665,000	8,757,000	8,702,000
Depreciation and amortization	169,000	257,000	377,000
Impairment of FIVELEAF asset	—	—	619,000

Other operating income	(32,000)	(55,000)	(66,000)

Loss from operations	(876,000)	(4,022,000)	(4,944,000)

Non operating income (expense)
Investment income	66,000	143,000	172,000
Interest expense	(211,000)	(263,000)	(195,000)
Loss in equity from investment in Brazil	—	—	(997,000)
Other income (expense)	35,000	66,000	(49,000)

Total non-operating income (expense)	(110,000)	(54,000)	(1,069,000)

Loss before income taxes	(986,000)	(4,076,000)	(6,013,000)
Provision for income tax expense	(18,000)	(16,000)	(14,000)

Net loss	$(1,004,000)	$(4,092,000)	$(6,027,000)

Basic and diluted net loss per common share:
Net loss per common share	$(0.06)	$(0.26)	$(0.38)

Weighted average shares outstanding	15,827,755	15,824,788	15,824,588

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Retained		Unrealized Gains
		Additional	Earnings	Cumulative	(Losses) on Debt		Total
	Common	Paid-In	(Accumulated	Translation	and Equity	Treasury	Stockholders'
	Stock	Capital	Deficit)	Adjustment	Investments	Stock	Equity
Balance, June 30, 2001	$157,000	$28,333,000	$(9,367,000)	$(455,000)	$(107,000)	$(2,047,000)	$16,514,000

Issuance of unregistered common stock	$2,000	$(2,000)					—
and treasury shares		(2,047,000)				2,047,000	—
2002 net loss	—	—	(6,027,000)	—	—	—	(6,027,000)
Other Comprehensive Income
Unrealized gains on debt and equity investments	—	—	—	—	117,000	—	117,000
Translation adjustment	—	—	—	552,000	—	—	552,000

Other Comprehensive
Income/(Loss)							669,000
Comprehensive Income/(Loss)							(5,358,000)

Balance, June 29, 2002	$159,000	$26,284,000	$(15,394,000)	$97,000	$10,000	$—	$11,156,000

2003 net loss	—	—	(4,092,000)	—	—	—	(4,092,000)
Other Comprehensive Income Unrealized gains on debt and equity investments	—	—	—	—	49,000	—	49,000
Translation adjustment	—	—	—	353,000	—	—	353,000

Other Comprehensive
Income/(Loss)							402,000
Comprehensive Income/(Loss)							(3,690,000)

Balance, June 28, 2003	$159,000	$26,284,000	$(19,486,000)	$450,000	$59,000	$—	$7,466,000
Exercise of common stock options	—	7,000	—	—	—	—	7,000
Stock-based compensation		89,000					89,000
2004 net loss	—	—	(1,004,000)	—	—	—	(1,004,000)
Other Comprehensive Income
Unrealized losses
on debt and equity investments	—	—	—	—	(42,000)	—	(42,000)
Translation adjustment	—	—	—	56,000	—	—	56,000

Other Comprehensive
Income/(Loss)							14,000
Comprehensive Income/(Loss)							(990,000)

Balance, June 26, 2004	$159,000	$26,380,000	$(20,490,000)	$506,000	$17,000	$—	$6,572,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 26,	June 28,	June 29,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,004,000)	$(4,092,000)	$(6,027,000)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
Depreciation and amortization	952,000	1,007,000	1,255,000
Loss (Gain) on sale of investments	3,000	(67,000)	—
Loss in equity from investment in Brazil	—	—	944,000
Stock based compensation	89,000	—	—
Changes in assets and liabilities, net of effects of non-cash transactions:
(Increase) decrease in trade accounts receivable, net	(358,000)	(207,000)	1,644,000
(Increase) decrease in inventory	(1,585,000)	363,000	1,982,000
Decrease (increase) in prepaid expenses	310,000	(159,000)	5,000
(Increase) decrease in notes receivable, related party	(26,000)	11,000	417,000
Decrease in other assets	23,000	26,000	849,000
Increase in accounts payable and accrued expenses	1,488,000	1,139,000	45,000
Increase in accrued payroll and related liabilities	76,000	45,000	410,000
Decrease in other accrued taxes	—	—	(3,000)

Net cash (used) provided by operating activities	(32,000)	(1,934,000)	1,521,000

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of investments	172,000	1,393,000	—
Capital expenditures	(681,000)	(1,150,000)	(1,230,000)

Net cash (used) provided by investing activities	(509,000)	243,000	(1,230,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	7,000	—	—
Borrowings on notes payable	1,322,000	1,309,000	691,000
Payments on notes payable	(710,000)	(572,000)	(349,000)

Net cash provided by financing activities	619,000	737,000	342,000

Net increase (decrease) in cash and cash equivalents	78,000	(954,000)	633,000
Effect of exchange rate on cash	56,000	353,000	552,000
Cash and cash equivalents, beginning of period	1,357,000	1,958,000	773,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$1,491,000	$1,357,000	$1,958,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$111,000	$263,000	$196,000
Income taxes, net	$—	$—	$—

Non-cash activities
Equipment purchased under capital lease	$—	$152,000	$87,000
Unrealized (loss) gain on debt and equity investments	$(42,000)	$49,000	$117,000

See accompanying notes to consolidated financial statements

CUISINE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company develops, produces and markets chef-created fully cooked, fully prepared entrees and sauces for the banquet, airline, passenger rail service, retail, military and restaurant industries.

The Company services the airlines in both the US and Europe. The Norwegian and French facilities distribute product throughout Europe servicing the Foodservice customers through distributors and Cuisine Solutions France, a French manufacturer and distributor of sous-vide products. Norway production supplies most salmon sales in the US and France.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of Cuisine Solutions, Inc. and its subsidiaries, Cuisine Solutions Norway (CSI Norway) and Cuisine Solutions France, (collectively “the Company”). All significant inter-company transactions have been eliminated in the financial statements.

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

Investments in companies in which Cuisine Solutions, Inc. has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Under the equity method, only Cuisine Solutions, Inc. investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only Cuisine Solutions, Inc.’s share of the investee’s earnings is included in the consolidated operating results; and only the dividends, cash distributions, loans other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee, are included in the consolidated cash flows. The Company’s investment in Cuisine Solutions do Brasil Ltda was written-off in 2002 (see also Note 14). Currently, the Company has no other equity method investments.

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

SEGMENT REPORTING

The Company operates only in one business segment, the Food Service Industry.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of June 26, 2004 and June 28, 2003, $927,000 and $1,067,000 respectively were held in foreign financial institutions.

INVESTMENTS

Investment securities consist of U.S. Treasury, mortgage-backed instruments, corporate debt and equity securities. The Company has classified its investments as “available-for-sale.” Securities classified as available for sale include securities which could be sold in response to changes in interest rates or for general liquidity needs. Such securities are carried at estimated fair value with unrealized gains or losses recorded as a Other Comprehensive Income in the Statement of Stockholders’ Equity. The specific identification method is used to record gains and losses on investment transactions.

INVENTORY

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead.

At the end of fiscal year 2004, the Company had inventory reserves of $162,000.

FIXED ASSETS

Machinery, equipment, furniture and fixtures are depreciated using the straight-line method over estimated useful lives which range from two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the leases which range from four to twenty years, or the estimated useful life of the improvement.

Expenditures for maintenance and repairs are charged to expense, and significant improvements are capitalized. Maintenance and repairs charged to expense approximated $512,000 in 2004, $398,000 in 2003 and $362,000 in 2002.

Included in fixed assets are assets located in Europe, totaling approximately $3,415,000 and $3,492,000 as of June 26, 2004 and as of June 28, 2003, respectively.

WEB SITE DEVELOPMENT COSTS

The Company capitalizes web site development costs in accordance with EITF 00-2 “Accounting Web Site Development Costs” and therefore adopted AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, as the company plans to use the web site internally. SOP No. 98-1 requires that certain external costs and internal payroll and payroll-related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software’s useful life. Training and research and development costs are to be expensed as incurred. In fiscal 2004, the company modified its website. Approximately $23,000 was capitalized as a result of such modifications and is being amortized over 3 years.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed when incurred and are classified as cost of goods sold in the accompanying income statement.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred and totaled $261,000, $240,000, and $395,000 for the years ended June 26, 2004, June 28, 2003, and June 29, 2002, respectively. These expenses were included in the Selling and Administration expenses in the financial statements.

INCOME AND OTHER TAXES

The Company computes income taxes using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude more likely than not that such asset will be realized.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which requires pro-forma disclosure of compensation expense associated with stock options using the fair value method.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been changed to the following pro forma amounts:

	June 26,	June 28,	June 29,
	2004	2003	2002
Net loss applicable to common shareholders	$(1,004,000)	$(4,092,000)	$(6,027,000)
Add: Stock-based employee compensation cost,
Net of taxes, included in reported net loss	89,000	—	—
Less: Total stock-based compensation expense determined under the fair value method	$(72,000)	$(171,000)	$(193,000)
Pro forma net loss	$(987,000)	$(4,263,000)	$(6,220,000)
Earnings per common share:
Basic and diluted — as reported	$(0.06)	$(0.26)	$(0.38)
Basic and diluted — pro forma	$(0.06)	$(0.27)	$(0.39)
Weighted average common shares outstanding:
Basic and diluted	15,827,755	15,824,788	15,824,588

EARNINGS PER SHARE

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share also include common stock equivalents outstanding during the period if dilutive. The Company had 1,979,241 common stock equivalents, primarily stock options, for the year ended June 24, 2004. For the fiscal years ended June 26, 2004, June 28, 2003 and June 29, 2002, the assumed exercise of the Company’s common stock equivalents are not included in the calculation as the effect would be anti-dilutive.

FOREIGN CURRENCY TRANSLATION

The statements of operations of the Company’s Norwegian and French subsidiaries (the “Subsidiaries”) have been translated to U.S. dollars using the average currency exchange rates in effect during the year. The Subsidiaries balance sheet has been translated using the currency exchange rate as of the end of the fiscal year. The impact of currency exchange rate changes on the translation of the Subsidiary’s balance sheet is reflected as a component of Other Comprehensive Income (Loss) in the Statement of Changes in stockholders’ equity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be primary economic beneficiary as a result of their variable economic interests. Currently the Company has no variable interest entities, and therefore the adoption FIN No. 46 did not have a material impact on the Company’s financial statements.

In April 2003, FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Currently the Company has no derivative instruments, and therefore the adoption of SFAS 149 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities all of whose shares are mandatory redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Currently the Company has no financial instruments with characteristics of both liabilities and equity, and therefore the adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

NOTE 2 — LIQUIDITY AND OPERATIONS

The Company held cash and short-term investments of $1,491,000 and $1,357,000 at June 26, 2004 and June 28, 2003 respectively. Additionally, the Company held long term investments of $1,114,000 and $1,331,000 at June 26, 2004 and June 28, 2003 respectively. Long term investments of $1,114,000 and $25,000 cash in deposit secure the overdraft credit facility of the Norwegian subsidiary at June 26, 2004.

The Company experienced a minor decrease in its liquidity in fiscal year 2004 as the Company planned its higher inventory level to meet the demand from the increased sales. The inventory and accounts receivable increases coincided with the increase in accounts payable. The turnover of such inventory and collection of related receivables should result in an improved cash position in 2005.

The Company’s cash position increased in fiscal year 2004. Assuming that there are no significant changes to the Company’s business plan, management also anticipates generating cash flow positive results during fiscal year 2005. Management believes that the combination of cash on hand, cash flows from operations, available credit facilities, and if required outside funding will provide sufficient liquidity to meet the Company’s ongoing cash requirements. With the restructuring of US operations in May 2003 and the increase in sales in fiscal year 2004, Management has taken steps that it believes were necessary to improve the Company’s ability to meet its cash flow needs for fiscal year 2004 and thereafter. Management closely reviews the Company’s operations and plans and will implement additional cost cutting programs to reduce the Company’s operating expenses further if necessary. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from additional financings on terms acceptable to the Company.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts Receivable consisted of:

	June 26, 2004	June 28, 2003
TRADE ACCOUNTS RECEIVABLE	$3,905,000	$3,541,000
ALLOWANCE FOR DOUBTFUL ACCOUNTS	(68,000)	(62,000)

TRADE ACCOUNTS RECEIVABLE, NET	$3,837,000	$3,479,000

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

NOTE 4 — INVENTORY

Inventory consisted of the following:

	June 26, 2004	June 28, 2003
RAW MATERIAL	$1,663,000	$1,140,000
FROZEN PRODUCT & OTHER FINISHED GOODS	3,409,000	2,892,000
PACKAGING	731,000	449,000

	5,803,000	4,481,000
LESS OBSOLESCENCE RESERVE	(162,000)	(425,000)

	$5,641,000	$4,056,000

NOTE 5 — FIXED ASSETS

The components of fixed assets were as follows:

	June 26, 2004	June 28, 2003
LAND	$108,000	$102,000
BUILDING	2,537,000	2,385,000
BUILDING UNDER CAPITAL LEASE	1,838,000	1,699,000
MACHINERY & EQUIPMENT	12,303,000	11,707,000
MACHINERY & EQUIPMENT UNDER CAPITAL LEASE	592,000	556,000
LEASEHOLD IMPROVEMENTS	2,323,000	2,323,000
FURNITURES & FIXTURES	232,000	232,000
COMPUTER SOFTWARE	1,088,000	1,041,000
CONSTRUCTION IN PROGRESS	20,000	18,000

	21,041,000	20,063,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION	(15,053,000)	(13,829,000)
LESS ACCUMULATED AMORTIZATION ON CAPITAL LEASES	(995,000)	(970,000)

	$4,993,000	$5,264,000

NOTE 6 — INVESTMENTS

The Company’s investments are classified as available-for-sale. These securities are carried at estimated fair value and unrealized gains and losses are reported as a component of Other Comprehensive Income in the Statement of Changes in stockholders’ equity. During fiscal year 2004, the Company realized gains of $3,000 on the sale of investments. At June 26, 2004, the Company’s long-term investments secure a letter of credit from the U.S. operations banking institution to collateralize the overdraft facility of the Company’s Norwegian subsidiary with Den norske Bank.

The following is a summary of the Company’s investments at June 26, 2004:

				ESTIMATED
		UNREALIZED		FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Government agencies	$953,000	$15,000	$—	$968,000
Corporate debt	143,000	2,000	—	146,000

Total investments	$1,096,000	$17,000	$—	$1,114,000

The following is a summary of the Company’s investments at June 28, 2003:

		UNREALIZED		ESTIMATED
				FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Government agencies	$953,000	$77,000	$—	$1,030,000
Corporate debt	319,000	—	(18,000)	301,000

Total investments	$1,272,000	$77,000	$(18,000)	$1,331,000

NOTE 7 — DEBT

Debt, at June 26, 2004 and June 28, 2003 was as follows:

			2004	2003
			PRINCIPAL	PRINCIPAL
LENDER	DESCRIPTION	MATURITY	OUTSTANDING	OUTSTANDING
Den norske Bank	Overdraft Facility	Six months, renewable	$1,097,000	$1,534,000
SND	Term Loan	February 1, 2006	77,000	108,000
Hjelmeland Kommune	Capital Lease	June 1, 2014	1,196,000	1,221,000
CDN	Term Loan	September 25, 2003	-	33,000
NORBAIL	Capital Lease	November 20, 2005	131,000	238,000
CDN	Term Loan	October 22, 2012	202,000	207,000
BNP Paribas	Term Loan	March 6, 2008	277,000	320,000
Emprunt CIN 57 KE	Term Loan	June 15, 2008	69,000	—
FIC	Term Loan	October 22, 2004	424,000	—
FIC	Term Loan	December 10, 2004	300,000	—
FRC	Term Loan	November 10, 2006	500,000	—

		Total Less current portion	4,273,000 2,133,000	3,661,000 1,970,000

		Non-current portion	$2,140,000	$1,691,000

The Company believes that the carrying values of the amounts outstanding under the above debt instruments approximate fair value based upon their maturity dates and interest rates that approximate market rates for such debt instruments.

The Company’s Norwegian subsidiary secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility from Den norske Bank (“DnB”). Borrowings under the overdraft facility are limited to a maximum of $1,097,000, with a floating interest rate equal to the prevailing Norwegian overnight funds rate plus two percentage points. The Den norske Bank overdraft facility interest rate at June 26, 2004 and June 28, 2003 was 4.0% and 6.6%, respectively. The overdraft facility is secured by a letter of credit posted by the U.S. operations banking institution that is renewed semi-annually. The letter of credit is secured by $1,114,000 in long-term investments and $25,000 in cash deposit at June 26, 2004.

Statens Narings-OgDistriktutvikiingsfond (“SND”), a governmental development agency in Norway, issued to CSI Norway, an eight-year term loan that requires the Company to continue to operate its plant facility. The loan has a variable interest rate which at June 26, 2004 and June 28, 2003 was 5.9 % and 6.5%, respectively, and is required to be repaid through sixteen semi-annual payments of principal and interest which began August 1, 1996 and end on February 1, 2006.

The Norwegian subsidiary entered into a twenty-year capital lease obligation with an initial principal amount of $1,205,000 and with quarterly payments of $36,000, including principal and interest. At the end of the lease term, ownership of the facility will transfer to the Norwegian subsidiary. The Company has issued no guarantees with respect to this lease.

In December 2000, Cuisine Solutions France entered into a five-year capital lease obligation with an initial principal amount of $435,000 and with monthly payments of $10,400 for the first year, $9,565 for the second year and $8,321 for the third and fourth year with 6% per annum interest on the outstanding balance of the loan. The lease is related to a cooking machine which can be purchased at a bargain price at the end of the lease term. The current portion of this loan is $98,000 and the total outstanding principal balance amounts to $131,000 at June 26, 2004.

In October 2002, Cuisine Solutions France entered into a ten year term loan with Credit du Nord (“CDN”) to finance the acquisition of land and a building for a distribution plant in the amount of €190,000 ($231,000). This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is $18,000 and the total outstanding principal amounts to $202,000 at June 26, 2004.

In March 2003, Cuisine Solutions France entered into a five year term loan with BNP Paribas, a French based international commercial bank, to further expand the facility in the amount of €280,000 ($340,000). This loan bears interest of 3.3% and the total outstanding principal amounts to $277,000 at June 26, 2004.

Cuisine Solutions France entered into a four year term loan to finance its new computer server and packaging line equipment in the amount of €57,000 or $69,000. The loan bears interest of 3.95% and the total outstanding principal is $69,000 at June 26, 2004.

On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with Food Investors Corporation (“FIC”) to provide short term working capital necessary to expand operations for fiscal year 2004. The loan bears interest of 5% per annum and was payable upon maturity. In April 2004, the loan was extended to October 22, 2004. Total outstanding principal was $424,000 at June 26, 2004. In addition, on November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with Food Research Corporation (“FRC”) to provide short term working capital necessary to expand operations. The loan bears interest of 5% per annum and is payable upon maturity. Under this loan, Cuisine Solutions pays interest on a quarterly basis beginning in April 2004, with a balloon payment for the total amount due three years from the origination of the loan. In June 10, 2004, the Company entered into an additional $300,000 six month working capital loan with Food Investors Corporation (“FIC”). The loan bears interest of 6% per annum, payable at maturity, and will mature on December 10, 2004. The outstanding balance principal was $300,000 at June 26, 2004. FIC and FRC are 100 percent owned by Cuisine Solutions majority shareholder, the JLV group.

Debt maturities during the next five fiscal years on an aggregate basis at June 26, 2004 were as follows:

2005	$2,133,000
2006	303,000
2007	740,000
2008	244,000
2009	110,000
Thereafter	743,000
Total	$4,273,000

On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line of credit to finance its working capital requirements in the US. The line of credit will be secured by the Company’s US accounts receivable and inventory and further guaranteed with a real estate owned by Food Investors Corporation (“FIC”). This line of credit bears an interest rate of 0.5% over the prime interest rate.

NOTE 8 — STOCKHOLDERS’ EQUITY

The Company’s capital stock is comprised of two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock option plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law. There are no shares of Class B Stock outstanding.

NOTE 9 — INCOME TAXES

The composition of the provision for income taxes attributable to operations was:

	Year Ended
	June 26, 2004	June 28, 2003	June 29, 2002
Current:
Federal	$—	$—	$—
Foreign	18,000	16,000	14,000
State	—	—	—

	18,000	16,000	3,000

Deferred:
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

Income tax expense(benefit)	$18,000	$16,000	$14,000

The differences between amounts computed by applying the statutory federal income tax rates to income from operations and the total income tax benefit applicable to operations were as follows:

	Year Ended
	June 26, 2004	June 28, 2003	June 29, 2002
Federal tax benefit at statutory rates	$(238,000)	$(1,209,000)	$(2,072,000)
Income (Loss) from foreign operations	(103,000)	(202,000)	22,000
State income taxes, net	(60,000)	(249,000)	(362,000)
France minimum taxes	18,000	16,000	14,000
Period effect of change in valuation allowance	387,000	1,764,000	2,267,000
Permanent differences	13,000	(104,000)	8,000
Other, net	1,000	—	137,000

Total	$18,000	$16,000	$14,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of deferred tax assets are as follows:

	Year Ended
	June 26, 2004	June 28, 2003
Deferred Tax Assets
Net operating loss carryforward: USA	$5,875,000	$5,502,000
Net operating loss carryforward: Norway	1,220,000	955,000
Net operating loss carryforward: France	744,000	887,000
Capital Loss carryforward	141,000	141,000
Foreign other	74,000	74,000
Inventory adjustment	124,000	220,000
Basis difference in investments	755,000	732,000
Property and equipment	330,000	344,000
Other	81,000	102,000

Total deferred tax assets	9,344,000	8,957,000
Less valuation allowance	(9,344,000)	(8,957,000)

Net deferred tax assets	—	—
Deferred tax liabilities	—	—
Net deferred income tax	$—	$—

The Company has provided a valuation allowance against its deferred tax assets since the realization of these tax benefits cannot be reasonably assured. The net changes in total valuation allowance for the years ended June 26, 2004 and June 28, 2003 were an increase of $387,000 and $1,764,000, respectively. The portions of the valuation allowance for which subsequently recognized tax benefits will increase shareholders’ equity was $8,000.

The foreign net operating loss carry-forward can only be used to offset taxable income in the country where the carry-forward was generated. These operating loss carry-forwards are available to offset future foreign income, if any, through 2014.

At June 26, 2004, the Company has net operating loss carry-forwards for US federal and state income tax purposes of $14,688,000 which are available to offset future federal and state taxable income, if any, through 2024.

NOTE 10 — EMPLOYEE BENEFITS

The Company sponsors a qualified employee savings plan under which employees who meet certain minimum age and service requirements are eligible to participate. The Company matches one-third of the first 6% of eligible employees’ voluntary contributions to the plan. The Company expensed $25,050, $26,230 and $29,726 in fiscal years 2004, 2003 and 2002, respectively, for contributions to the savings and profit sharing plan.

In fiscal year 1994, the Company implemented a non-qualified employee savings plan under which senior management employees were eligible to participate. The Company matches one-third of the first 6% of eligible employees’ voluntary contributions to the plan. The Company’s matching contribution is limited to 6% of the combined contributions into both the qualified and the non-qualified plan. The Company expensed $1,410, $3,352, and $7,562 for fiscal year 2004, 2003 and 2002 respectively. The Company eliminated this plan in fiscal 2004, liquidated the investments, and returned the proceeds to the participants.

The Company expensed $30,000, $216,000 and $78,400 for a separate health and retirement plan for the President of the Company and two other non-Officer but key employees in fiscal years 2004, 2003 and 2002 respectively. The amount expensed in fiscal year 2003 included coverage for previous year’s benefits after all related costs were identified during fiscal year 2004. We refer to “Transactions with related Parties” for further disclosure of these benefits.

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

During fiscal year 2000, the Company adopted the 1999 stock option plan that which provides for up to 2,600,000 shares of the Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. As of June 26, 2004, there are 457,884 shares are available for future option grants under the plans.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002 as follows:

	June 26, 2004	June 28, 2003	June 29, 2002
Expected dividend yield	—	—	—
Risk-free interest rate	4.5%	4.3%	4.6%
Expected life (in years)	10	6	6
Expected volatility	96%	116%	108%

The following summarizes stock option activity under all of the Company’s plans:

	2004		2003		2002
		WEIGHTED-AVERAGE		WEIGHTED-AVERAGE		WEIGHTED-AVERAGE
FIXED OPTIONS	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE
OUTSTANDING AT BEGINNING OF YEAR	1,914,500	1.11	2,348,500	1.17	1,836,000	1.26
GRANTED	1,089,616	0.89	232,500	0.25	670,000	0.85
CANCELED	—	—	(82,500)	0.58	—	—
EXERCISED	(10,000)	0.70	—	—	—	—
FORFEITED	(100,500)	1.65	(584,000)	1.09	(157,500)	1.14

OUTSTANDING AT END OF YEAR	2,893,616	1.01	1,914,500	1.11	2,348,500	1.17

OPTIONS EXERCISABLE AT YEAR-END	1,979,241		1,539,500		1,680,875
WEIGHTED-AVERAGE FAIR VALUE OF OPTIONS GRANTED DURING THE YEAR	$0.90		$0.22		$0.71
TOTAL OPTION LIFE	10		10		10
% EXERCISABLE	68%		80%		72%
AVERAGE YEARS EXERCISABLE	3		3		3
AVERAGE REMAINING CONTRACTUAL LIFE	7		7		7

The following table summarizes information about stock options outstanding at June 26, 2004:

	Stock Options Outstanding			Stock Options Exercisable
	Number	Weighted-Average		Number
	Outstanding	Remaining	Weighted-Avg	Exercisable	Weighted-Avg
RANGE OF EXERCISE PRICES	at 6/26/04	Contractual Life	Exercise Price	at 6/26/04	Exercise Price
$0.01 TO $0.24	74,616	9.52	$0.01	74,616	$0.01
$0.25 TO $0.6561	158,750	8.32	$0.25	80,000	$0.25
$0.6562 TO $1.03	1,533,750	6.46	$0.87	755,625	$0.81
$1.031 TO $1.37	607,500	6.18	$1.14	550,000	$1.14
$1.38 TO $1.50	438,000	3.07	$1.38	438,000	$1.38
$1.51 TO $2.00	—	—	—	—	—
$2.01 TO $2.50	25,000	1.67	$2.38	25,000	$2.38
$3.01 TO $3.50	56,000	0.76	$3.40	56,000	$3.40

The following table summarizes information about stock options outstanding at June 28, 2003:

	Stock Options Outstanding			Stock Options Exercisable
	Number	Weighted-Average		Number
	Outstanding	Remaining	Weighted-Avg	Exercisable	Weighted-Avg
RANGE OF EXERCISE PRICES	at 6/28/03	Contractual Life	Exercise Price	at 6/28/03	Exercise Price
$0.25 TO $0.6561	190,000	9.33	$0.25	47,500	$0.25
$0.6562 TO $1.03	645,000	7.12	$0.77	456,250	$0.74
$1.031 TO $1.37	530,000	6.35	$1.14	498,750	$1.14
$1.38 TO $1.50	438,000	4.14	$1.38	425,500	$1.38
$1.51 TO $2.00	—	—	—	—	—
$2.01 TO $2.50	25,000	3.75	$2.38	25,000	$2.38
$3.01 TO $3.50	56,000	1.83	$3.40	56,000	$3.40
$3.51 TO $4.00	30,500	0.52	$3.94	30,500	$3.94

The following table summarizes information about stock options outstanding at June 29, 2002:

	Stock Options Outstanding			Stock Options Exercisable
	Number	Weighted-Average		Number
	Outstanding	Remaining	Weighted-Avg	Exercisable	Weighted-Avg
RANGE OF EXERCISE PRICES	at 6/29/02	Contractual Life	Exercise Price	at 6/29/02	Exercise Price
$0.6562 TO $1.030	932,500	8.19	$0.77	505,000	$0.71
$1.031 TO $1.37	817,500	7.29	$1.13	601,875	$1.12
$1.38 TO $1.50	449,000	5.13	$1.38	424,500	$1.38
$1.51 TO $2.00	—	—	$—	—	$—
$2.01 TO $2.50	41,500	0.96	$2.38	41,500	$2.38
$3.01 TO $3.50	66,000	2.83	$3.38	66,000	$3.38
$3.51 TO $4.00	42,000	1.51	$3.94	42,000	$3.94

NOTE 11 — COMMITMENTS

The Company leases office and plant space under operating leases, which expire on various dates through 2008. Certain leases provide for escalations in rent based upon increases in the lessor’s annual operating costs or the consumer price index. Future minimum lease payments under these agreements at June 26, 2004 were as follows:

Fiscal Year
2005	$376,000
2006	332,000
2007	343,000
2008	294,000

$1,345,000

Rent expense for operations approximated $422,000, $428,000 and $457,000 for fiscal years 2004, 2003 and 2002, respectively.

NOTE 12 — TRANSACTIONS WITH RELATED PARTIES

The Company receives consulting services under an agreement with Food Investors Corporation (“FIC”). FIC is 100 percent owned by Cuisine Solutions majority shareholder, the JLV group. Pursuant to the consulting agreement, FIC provides services related to management, planning, strategy development and pursing worldwide interests of the Company. This agreement is renewable annually. During fiscal year 2003, the Company suspended the consulting agreement with Food Investors Corporation as a cost saving measure. This resulted in a $36,000 savings during the fourth quarter of fiscal 2003 since the quarterly payment was withheld. The suspended agreement is subject to future evaluation by the Board of Directors of the Company. The amount paid by the Company to FIC for fiscal year 2003 and 2002 was $108,000 and $144,000, respectively

The Company has recorded an accrued liability in the amount of $257,000 to SOMDIAA at June 26, 2004. SOMDIAA is a holding company which is majority owned by Secria, S.A. and Secria Europe, S.A. Both enterprises are owned by the Jean-Louis Vilgrain family (“JLV Group”) and Food Research Corporation (“FRC”) is owned by Secria Europe, S.A. SOMDIAA provides the administration of French Social Security healthcare and retirement plans for individuals who work within the JLV Group. The primary portion of the accrual is related to amounts billed from SOMDIAA for separate health and retirement plans for the President of the Company and two other non-officer but key employees. The total accrual at June 26, 2004 includes coverage for previous year’s benefits.

On June 12, 2001, the Company signed an agreement to create a partnership to build a sous-vide processing facility in Chile. The purpose of the facility would be to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. Cuisine Solutions, Inc. would sell the Norwegian facility to the Chilean Group for approximately $3,900,000, the sole investment required to own 48% of the new joint venture, Cuisine Solutions Chile. The agreement was terminated without any prejudice between the partners during fiscal year 2003 due to administrative difficulties. However, the parties continue to develop the facility in Chile and agreed that the Company will hold 10% of the total shares of Cuisine Solutions Chile S.A. A new marketing agreement to market certain sous-vide products has been signed between the parties in June 2003 and a commercial agreement to commit to the purchase of certain raw materials from Cuisine Solutions Chile has been signed subsequent to the end of fiscal year 2003. The plant began operations in August 2004.

FIC and FRC are owned by the JLV Group. On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with FIC to provide short term working capital necessary to expand operations for fiscal year 2004. The loan bears interest of 5% per annum and was payable upon maturity. In April 2004, the loan was extended to October 22, 2004. Total outstanding principal was $424,000 at June 26, 2004. In addition, on November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with FRC to provide short term working capital necessary to expand operations. The loan bears interest of 5% per annum and is payable upon maturity. Under this loan, Cuisine Solutions pays interest on a quarterly basis beginning in April 2004, with a balloon payment for the total amount due three years from the origination of the loan. In June 10, 2004, the Company entered into an additional $300,000 six month working capital loan with FIC. The loan bears interest of 6% per annum, payable at maturity, or 90 days after the close of a company line of credit, and will mature on December 10, 2004. The outstanding balance principal was $300,000 at June 26, 2004.

On July 10, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line of credit to finance its working capital requirements in the US. The line of credit will be secured by the Company’s US accounts receivable and inventory and further guaranteed with a real estate owned by FRC. This line of credit bears an interest rate of 0.5% over the prime interest rate and matures September 1, 2005.

NOTE 13 — SALES TO MAJOR CUSTOMERS

Due to the decentralized purchase decision process of customers within the Foodservice, retail, military and restaurant chain channels, Management does not believe any single customer creates a dependency relationship.

The On Board Services channel did not have sales to any one customer that represented 10% of the total business in fiscal year 2004. One airline distributor had represented 12.7% and 11.4% of sales in fiscal year 2003 and 2002 respectively.

The Company’s largest customers in Fiscal year 2003 were two airline distributors that bought product from the Company based upon related demand from airline customers. One of those companies declared bankruptcy in Cuisine Solution’s second quarter of Fiscal 2004 and Cuisine Solutions wrote-off approximately $295,000 of bad debt during that quarter. Cuisine Solutions Management had made the decision in the first quarter of fiscal year 2004 to reduce its dependency on that distributor and the loss was significantly lower than it would have been during fiscal year 2004. Cuisine Solutions has had a large proportion of its business with travel related customers. In FY 2004, Cuisine Solutions continued a concerted effort to diversify into retail, national restaurant chains, and the US military. Growth in those areas continues to reduce the Company’s dependency on the Travel industry. Management expects that Cuisine Solutions will continue to grow in the non-travel related channels. Management believes that the growth in the military channel in fiscal 2005 will produce a strong hedge for the Company in the event of a terror related incident to the travel industry. However, there is still risk for the Company as much of the planned growth for fiscal year 2005 includes growth in the travel related segments.

The Foodservice and national restaurant chain channel consists of a wide base of hotel banquet and convention centers in a decentralized purchase decision environment and no single customer can have a material impact on the total Company. Retail has a smaller base of customers that create most of the demand for the packaged food lines. The largest of the retail customer’s purchase decisions are also decentralized and so the loss of a single customer should not have a material impact. Cuisine Solutions decision to diversify US military sales to include the Army in fiscal year 2004 was not only to grow the channel, but also to reduce dependency on the Navy.

Foreign sales accounted for approximately 41.0%, 43.6%, and 36.8% of total sales in fiscal years 2004, 2003 and 2002, respectively.

NOTE 14 — LITIGATION

At the end of fiscal year 2002, the Company filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. We refer to “Legal Proceedings” in Part I of this Form 10-K.

There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject. Management does not believe that any amounts it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.

NOTE 15 — SUBSEQUENT EVENT

Subsequent to June 26, 2004, management began a process of evaluating the continued operation of the Norway facility. Although a formal plan to discontinue operations in Norway has not been discussed and approved by the Board of Directors, management has taken certain actions to facilitate such a plan. In September, 2004 the Company curtailed production and gave employees notice of termination as required by local law. A formal decision to discontinue operations is expected to be made in October, 2004. However, there can be no assurance that such an action will be approved.

NOTE 16 — QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

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

	(in thousands, except per share amounts)
	FISCAL YEAR 2004 QUARTERS ENDED
	September 20, 2003	December 13, 2003	April 3, 2004	June 26, 2004
Total revenue	$7,102	$9,086	$11,169	$9,364
Gross margin	1,197	2,101	2,116	2,512
Net loss	(181)	63	(562)	(324)
Net loss per share (basic and diluted)	$(0.01)	$(0.01)	$(0.04)	$(0.06)

	FISCAL YEAR 2003 QUARTERS ENDED
	September 21, 2002	December 14, 2002	April 5, 2003	June 28, 2003
Total revenue	$6,423	$6,598	$7,593	$7,198
Gross margin	1,096	1,151	1,213	1,477
Net loss	(774)	(847)	(1,477)	(994)
Net loss per share (basic and diluted)	$(0.05)	$(0.05)	$(0.10)	$(0.06)

	FISCAL YEAR 2002 QUARTERS ENDED
	September 22, 2001	December 15, 2001	April 6, 2005	June 29, 2002
Total revenue	$7,335	$6,235	$7,654	$7,392
Gross margin	1,537	632	949	1,570
Net loss	(881)	(1,477)	(1,779)	(1,890)
Net loss per share (basic and diluted)	$(0.06)	$(0.09)	$(0.11)	$(0.12)

SCHEDULE II
CUISINE SOLUTIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions				Balance at
	Beginning	charged to		Reduction of		End of
	of Period	operations		allowance	write-offs	Period
Year ended June 29, 2002
Allowance for doubtful accounts	$108,000	$112,000	(2)	$—	$52,000	$168,000

Allowance for sales rebates earned, not yet taken	$198,000	$61,000		$10,000	$249,000	$—

Allowance for obsolete inventory	$103,000	$475,000	(1)	$—	$74,000	$504,000

Year ended June 28, 2003
Allowance for doubtful accounts	$168,000	$118,000		$216,000 (3)	$8,000	$62,000

Allowance for obsolete inventory	$504,000	$215,000	(1)	$41,000	$253,000	$425,000

Year ended June 26, 2004
Allowance for doubtful accounts	$62,000	$301,000	(3)	$—	$295,000	$68,000

Allowance for obsolete inventory	$425,000	$106,000	(1)	$311,000	$58,000	$162,000

(1)	Additional reserves for obsolete inventory
(2)	Additional allowance for doubtful accounts
(3)	Reclassification to Other Current Assets