Form 10-Q
period 2004-09-18
CUISINE SOLUTIONS INC
filed 2004-10-28
CIK 737602

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 18, 2004

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

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 25, 2004.

Common Stock 0.01 par value	Number of Shares
Class A	15,918,788
Class B	None

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

CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	September 18,	June 26,
	2004	2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,919,000	$1,491,000
Trade accounts receivable, net	3,712,000	3,837,000
Inventory, net	6,320,000	5,641,000
Prepaid expenses	215,000	140,000
Notes receivable, related party	58,000	58,000
Other current assets	351,000	390,000

TOTAL CURRENT ASSETS	12,575,000	11,557,000
Investments	1,128,000	1,114,000
Property and Equipment, net	4,884,000	4,993,000
Other assets	5,000	46,000

TOTAL ASSETS	$18,592,000	$17,710,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	3,769,000	2,133,000
Accounts payable and accrued expenses	4,658,000	5,438,000
Accrued payroll and related liabilities	1,256,000	1,427,000

Total current liabilities	9,683,000	8,998,000
Long-term debt, less current portion	2,060,000	2,140,000

TOTAL LIABILITIES	11,743,000	11,138,000

Stockholders’ equity
Common stock - $.01 par value, 20,000,000 shares authorized, 15,918,788 and 15,834,788 shares issued and outstanding at September 18, 2004 and June 26, 2004, respectively.	159,000	159,000
Class B Stock - $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	26,502,000	26,380,000
Accumulated deficit	(20,328,000)	(20,490,000)
Accumulated Other Comprehensive Income
Unrealized gain on debt and equity investments	31,000	17,000
Cumulative translation adjustment	485,000	506,000

TOTAL STOCKHOLDERS’ EQUITY	6,849,000	6,572,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,592,000	$17,710,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarter
	Twelve Weeks Ended
	Sep 18,	Sep 20,
	2004	2003
NET SALES	$8,735,000	$7,102,000
Cost of goods sold	6,787,000	5,905,000

GROSS MARGIN	1,948,000	1,197,000
Selling and administration	1,629,000	1,242,000
Depreciation and amortization	100,000	114,000

INCOME (LOSS) FROM OPERATIONS	219,000	(159,000)

Nonoperating income (expense)
Investment income	14,000	17,000
Interest expense	(60,000)	(31,000)
Other expense	(11,000)	(8,000)

TOTAL NON-OPERATING EXPENSE	(57,000)	(22,000)

Earnings (Loss) before income taxes	162,000	(181,000)
Provision fo income taxes	—	—

NET EARNINGS (LOSS)	162,000	(181,000)

Basic and diluted earnings (loss) per share:
Earnings (loss) per common share-basic and diluted	$0.01	($0.01)
Weighted average shares outstanding-basic	15,846,169	15,824,588
Common stock equivalents	1,317,674	—

Weighted average shares outstanding-diluted	17,163,843	15,824,588

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Twelve weeks ended
	Sep 18,	Sep 20,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (Loss)	$162,000	$(181,000)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities
Depreciation and amortization	194,000	206,000
Stock based compensation	42,000	—
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable trade	125,000	(139,000)
Increase in inventory	(679,000)	(152,000)
(Increase) Decrease in prepaid expenses	(75,000)	147,000
Decrease in notes receivable, related party	—	6,000
Decrease in other assets	80,000	41,000
(Decrease) Increase in accounts payable and accrued expenses	(780,000)	51,000
Decrease in accrued payroll and related liabilities	(171,000)	(193,000)

Net cash used in operating activities	(1,102,000)	(214,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(85,000)	(37,000)

Net cash used in investing activities	(85,000)	(37,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on Line-of-credit	2,024,000	—
Payments on notes payable	(468,000)	(444,000)
Proceeds from issuance of common stock	80,000	—

Net cash provided by (used in) financing activities	1,636,000	(444,000)

Net increase (decrease) in cash and cash equivalents	449,000	(695,000)
Effect of exchange rate on cash	(21,000)	(47,000)
Cash and cash equivalents, beginning of period	1,491,000	1,357,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$1,919,000	$615,000

See accompanying notes to consolidated financial statements

Cuisine Solutions, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Unrealized Gains
		Additional		(Losses) on Debt	Cumulative	Total
	Common	Paid-In	Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit	Investments	Adjustment	Equity
Balance, June 26, 2004	$159,000	$26,380,000	$(20,490,000)	$17,000	$506,000	$6,572,000

Exercise of common stock options		80,000				80,000
Stock-based compensation		42,000				42,000
First quarter 2005 net earnings			162,000			162,000
Other Comprehensive Income						—
Unrealized gain on debt						—
and equity investments				14,000		14,000
Translation adjustment					(21,000)	(21,000)
Other Comprehensive loss						(7,000)

Comprehensive income						155,000

Balance, September 18, 2004	$159,000	$26,502,000	$(20,328,000)	$31,000	$485,000	$6,849,000

				Unrealized Gains
		Additional		(Losses) on Debt	Cumulative	Total
	Common	Paid-In	Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit	Investments	Adjustment	Equity
Balance, June 28, 2003	$159,000	$26,284,000	$(19,486,000)	$59,000	$450,000	$7,466,000

First quarter 2004 net loss			(181,000)			(181,000)
Other Comprehensive Loss
Unrealized loss on debt						—
and equity investments				(11,000)		(11,000)
Translation adjustment		—			(47,000)	(47,000)
Other Comprehensive Loss						(58,000)

Comprehensive loss						(239,000)

Balance, September 20, 2003	$159,000	$26,284,000	$(19,667,000)	$48,000	$403,000	$7,227,000

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

2) Fiscal Periods

The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters, of fiscal years 2005 and 2004 contain 12 weeks, and the third quarters contains 16 weeks.

3) Inventory

Inventories are valued at the lower of cost, determined by the first-in, first-out method (FIFO), or market.

     Inventory consists of:

	September 18, 2004	June 26, 2004
Raw materials	$1,721,000	$1,663,000
Frozen product & other finished goods	3,880,000	3,409,000
Packing materials & supplies	890,000	731,000

	6,491,000	5,803,000
Less obsolescence reserve	(171,000)	(162,000)

	$6,320,000	$5,641,000

4) Commitments and Contingencies

From time to time, the Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.

5) Transactions with Related Parties

As of September 18, 2004, the Company had an accrued liability of $263,000 payable to Food Research Corporation (“FRC”). The liability was previously payable to SOMDIAA and was assumed by FRC. SOMDIAA is a holding company which is majority owned by Secria, S.A. and Secria Europe, S.A. Both enterprises are owned by the Jean-Louis Vilgrain family (“JLV”); and FRC is owned by Secria Europe, S.A. SOMDIAA provides the administration of French Social Security healthcare and retirement plans for individuals who work within the JLV group. The primary portion of the accrual is related to amounts billed from SOMDIAA for separate health and retirement plans for the President of the Company and two other non-officer key employees.

On June 12, 2001, the Company signed an agreement to create a partnership to build a sous-vide processing facility in Chile. The intended purpose of the facility is to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. Cuisine Solutions, Inc. would sell the Norwegian facility to the Chilean Group for approximately $3,900,000, the sole investment required to own 48% of the new joint venture, Cuisine Solutions Chile. The agreement was terminated without any prejudice between the partners during fiscal year 2003 due to administrative difficulties. However, the parties continued to develop the facility in Chile and agreed that the Company will hold 10% of the total shares of Cuisine Solutions Chile S.A. An agreement to market certain sous-vide products was signed by the parties in June 2003 and a commercial agreement to commit to the purchase of certain raw materials from Cuisine Solutions Chile was signed in fiscal year 2004. The plant began operations in August 2004.

Food Investors Corporation (“FIC”) and FRC are owned by the JLV Group. On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with FIC to provide short term working capital necessary to expand operations for fiscal year 2004. The loan accrued interest at 5% per annum and was payable upon maturity. In October 2004, the loan was extended to April 22, 2005. Total outstanding principal was $354,000 at September 18, 2004. In addition, on November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with FRC to provide short term working capital necessary to expand operations. The loan bears interest of 6% per annum and is payable upon maturity. Under this loan, Cuisine Solutions was required to pay interest on a quarterly basis beginning in April 2004, with a balloon payment for the total amount due three years from the origination of the loan.

On July 10, 2004 the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line of credit to finance its working capital requirements in the US. The line of credit is secured by the Company’s US accounts receivable and inventory and further guaranteed and secured with real estate owned by FRC. This line of credit bears an interest rate of 0.5% over the prime interest rate (5.25% at September 18, 2004) and is renewable on September 1, 2005. As of September 18, 2004, the outstanding principal was $2,024,000.

6) Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share also includes common stock equivalents outstanding during the period if dilutive. The Company’s common stock equivalents consist of stock options. The weighted average number of shares outstanding related to stock options was 2,910,946 and 1,539,500 for the 12 weeks ended September 18, 2004, and September 20, 2003, respectively. For the twelve weeks ended September 18, 2004 and September 20, 2003, 79,000 and 1,539,500 common stock options were not included in the diluted earnings per share calculations as the effect would be anti-dilutive.

7) Accounting for stock-based compensation

The Company accounts for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s earnings (loss) and basic and diluted earnings (loss) per common share would have been as follows:

	Sep. 18, 2004	Sep. 20, 2003
Net earnings (loss) applicable to common shareholders	$162,000	$(181,000)
Add: Stock-based employee compensation cost included in reported net earnings (loss)	$42,000	—
Less: Total stock-based compensation expense determined under the fair value method	$(73,000)	$(42,000)
Pro forma net earnings (loss)	$131,000	$(223,000)
Earnings (Loss) per common share:
Basic and diluted – as reported	$0.01	$(0.01)
Basic and diluted – pro forma	$0.01	$(0.01)
Weighted average common shares outstanding-basic	15,846,169	15,824,788
Common stock equivalents	1,317,674	—
Weighted average common shares outstanding-diluted	17,163,843	15,824,788

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

RESULTS OF OPERATIONS

Revenue in the first quarter of fiscal 2005 increased $1,633,000 from $7,102,000 to $8,735,000, a 23.0% increase compared to the same quarter of the previous fiscal year due primarily to stronger sales in most of sales channels in the US. US Military sales rose by 196.6%, retail sales improved 99.6%, and the National Restaurant Chain channel grew 68.9%, compared to the first quarter of fiscal 2004.

Cuisine Solutions, Inc. reported net earnings of $162,000 for the first quarter of fiscal year 2005 compared to a net loss of $181,000 a year ago. The increase in net earnings was primarily due to a 23.0% increase in sales and a 62.7% increase in gross margin.

NET SALES

First quarter 2005 revenue of $8,735,000 increased, as described above, by 23.0% compared to the previous fiscal year’s first quarter revenue of $7,102,000. USA sales grew 43.2% compared to the same quarter in fiscal year 2004. Information as to Cuisine Solution sales by geographical locations are as follows (Norway inter-company sales are eliminated):

	Q1 Fiscal 2005	Q1 Fiscal 2004	$Change	%Change
USA	$5,980,000	$4,175,000	$1,805,000	43.2%
Norway	32,000	368,000	(336,000)	(91.3%)
France	2,723,000	2,559,000	164,000	6.4%

Total Net Sales	$8,735,000	$7,102,000	$1,633,000	23.0%

US SALES

Fiscal year 2005 first quarter sales in the US increased $1,805,000 to $5,980,000, a 43.2% increase from the previous fiscal year first quarter sales of $4,175,000.

Cuisine Solutions US Fiscal Years 2005 and 2004 first quarter sales by sales channel are as follows:

	Q1 FY05	Q1 FY04	$Change	%Change
Food Service	$1,041,000	$1,081,000	$(40,000)	(3.7%)
On Board Services	2,701,000	2,136,000	556,000	26.5%
Retail	567,000	284,000	283,000	99.6%
Military	1,237,000	417,000	820,000	196.6%
National Restaurant Chain	434,000	257,000	177,000	68.9%

Total	$5,980,000	$4,175,000	$1,805,000	43.2%

The only channel that did not report a first quarter fiscal year 2005 gain as compared to the same quarter of fiscal year 2004 was in the Food Service channel. Food Service revenue was 3.7% or $40,000 less than the same quarter of fiscal year 2004. The small decrease was due to lower than expected hotel sales of the Cuisine Solutions low carbohydrate menu items. The first quarter is consistently the slowest time for the Food Service channel as there are fewer banquets and business conferences.

Fiscal year 2005 first quarter sales from the On Board Services channel totaled $2,701,000 compared to previous year first quarter sales of $2,136,000, an increase of $556,000 or 26.5%. Sales to the On Board Services channel increased in the first quarter as US airlines and passenger rails continued their recovery from the last two years. The On Board Services channel continued to increase the numbers of passengers, and food products are returning with some carriers who discontinued them in late 2001.

Retail sales for the first quarter of fiscal 2005 increased $283,000 (or 99.6%) to $567,000 from $284,000, compared to the same period of the previous fiscal year due primarily to the additional product roll-out of Cuisine Solutions branded frozen food items to North-American retailers.

Military sales for the first quarter 2005 increased 196.6% to $1,237,000 from $417,000 compared to the same period in fiscal 2004 primarily due to the increased demand from the US Navy. Also, Cuisine Solutions began delivering items for the Army Field Rations program called the Unitized Group Rations A (UGRA) menu. The US Army began to supply these products to locations such as Iraq and Afghanistan in the second quarter of fiscal year 2005.

National Restaurant Chain sales for the first quarter of fiscal year 2005 totaled $434,000, up from $257,000 in fiscal 2004. The sales increase of $177,000 (or 68.9%) is attributed to increased sales to existing national restaurant chain customers as well as limited sales to new customers. The Company will further pursue its role as a supplier for national restaurant chains who have determined that the Company’s product quality and ease of use makes an attractive alternative for providing promotional menu items.

NORWAY SALES

Total Norwegian sales before inter-company eliminations in both US dollars and Norwegian Kroners were as follows:

	Fiscal 2005	Fiscal 2004
	Norway Q1 Sales	Norway Q1 Sales	$Change	%Change
Sales in US Dollars	564,000	1,068,000	(504,000)	(47.2%)
Sales in Norwegian Kroners	3,879,000	7,862,000	(3,983,000)	(50.7%)
Average Exchange Rate	6.878	7.361

During the first quarter of fiscal 2005, total Norwegian sales volume decreased 50.7% to 3,879,000 Norwegian Kroner from 7,862,000 Norwegian Kroner for the first quarter of fiscal 2004. Such sales expressed in US Dollars were $564,000 for the first quarter of fiscal 2005 and $1,068,000 for the first quarter of fiscal 2004 before the elimination of inter-company sales. Inter-company sales from Cuisine Solutions Norway are eliminated and reported as sales from either Cuisine Solutions France or Cuisine Solutions USA. Inter-company sales to the USA and France account for 94.3% compared to 65.6% for the same period in the previous fiscal year. Total production and inter-company sales measured in US Dollars were down 47.2% during the first quarter of fiscal 2005 versus the same period in the previous year.

Subsequent to June 26, 2004, management began a process of evaluating the continued operation of the Norway facility. Although a formal plan to discontinue operations in Norway has not been formally discussed and approved by the Board of Directors, management has taken certain actions to facilitate such a plan. Currently, the Company has curtailed production and has provided employees notice of termination as required by local law. A formal decision to discontinue operations is expected to be made by the end of October, 2004. However, there can be no assurance that such an action will be approved. Cuisine Solutions began production of salmon with its Chilean partners in Chile in August 2004. The results of future sales will be included in the US or France sales channels based upon in which region the products are sold.

FRANCE SALES

Cuisine Solutions France’s fiscal year 2005 first quarter sales compared to prior year first quarter and respective exchange rates are as follows:

	Fiscal 2005	Fiscal 2004
	France Q1 Sales	France Q1 Sales	$Change	%Change
Sales in US Dollars	2,723,000	2,560,000	163,000	6.4%
Sales in Euros	2,229,000	2,278,000	(49,000)	(2.2%)
Average Exchange Rate	0.819	0.890

The total fiscal year 2005 first quarter sales in US Dollars were $2,723,000 versus previous year sales of $2,560,000, an increase of $163,000 or 6.4%. Sales in Euros during the same period were €2,229,000 versus €2,278,000 respectively, a decrease of 2.2%. The differences are due to the US dollar-EURO fluctuations in the exchange rate for the respective periods and slower summer sales for the retail private label packaged products.

Cuisine Solutions France fiscal year 2005 first quarter sales by sales channel were as follows:

	Q1 FY05	Q1 FY04	$Change	%Change
Food Service	$1,170,000	$902,000	$268,000	29.7%
On Board Services	515,000	473,000	42,000	8.9%
Retail	1,015,000	1,180,000	(165,000)	(14.0%)
New Business	23,000	5,000	18,000	360.0%

Total	$2,723,000	$2,560,000	$163,000	6.4%

The On Board Services channel in France grew almost 8.9% compared to the same quarter of Fiscal 2004 largely due to and stronger sales to airlines with improved product mix in that channel and positive currency exchange rates. Food Service sales grew $268,000 (or almost 30%) to $1,170,000 compared to the first quarter of fiscal year 2004, while retail sales decreased $165,000 compared to fiscal year 2004 largely due slower summer private label items sales.

GROSS MARGINS

A comparison of net sales, gross margin and net earnings (loss) from operations follows:

	Quarter Ended
	Sep. 18, 2004	Sep. 20, 2003	% Change
	(Dollars in thousands)
Net Sales	$8,735	$7,102	23.0%
Gross margin	1,948	1,197	62.7%
Gross margin percentage	22.3%	16.9%
Net earnings (loss)	$162	$(181)

Gross margin increased 62.7% compared to the first quarter fiscal year 2004 due primarily to significantly higher sales accompanied by lower overhead cost in relation to those sales. Cuisine Solutions has strategically built other sales channels over the past few years to include military and retail accounts and meals for passenger rail lines, and has seen consistent results in its French subsidiary. Gross margin as a percentage of sales should continue to increase as sales improve and certain costs remain fixed.

Gross margin in the US increased from 21.1% to 25.0% as a percentage of sales due to the Company’s ability to maintain a higher production volume during the period. The gross margin in France increased from 16.4% to 19.6% due to lower overhead cost in relation to those sales. Cuisine Solutions management is confident that continued larger sales volume, cost management and production planning will result in high gross margins.

Selling and Administrative Expenses

A comparison of selling and administrative costs follows:

	Quarter Ended
	Sep. 18, 2004	Sep. 20, 2003
	(Dollars in thousands)
Selling and administrative costs	$1,629	$1,242

A comparison of selling and administrative costs by plant was as follows:

	Q1 Fiscal 2005	Q1 Fiscal 2004	$Change	%Change
USA	$1,257,000	$933,000	$324,000	34.7%
Norway	—	9,000	(9,000)	(100.0%)
France	372,000	300,000	72,000	24.0%

Total SG&A Expenses	$1,629,000	$1,242,000	$387,000	31.2%

Selling and administrative expenses increased $387,000 or 34.7% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Expenses as a percentage of sales increased to 18.6% in the first quarter of fiscal 2005 comparable to the 17.5% in same the quarter of fiscal year 2004. The increase is mainly attributed to additional sales related expenses and the need to add sales and administrative personnel to handle the 43.2% sales growth in US. Management will continue to monitor such costs to ensure that they are aligned with future business volume.

Depreciation and Amortization

Depreciation and amortization decreased $12,000 to $194,000 for the first quarter of fiscal year 2005, compared with $206,000 for the same period in 2004. This decrease is related to certain equipment becoming fully depreciated.

Non-operating Income and Expense

Investment income consists of income earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

Interest expense relates to the borrowings of the Company’s Norwegian and French subsidiaries, including the Norwegian capital lease, as well as USA operations’ short-term borrowings.

Also included in the Non-operation Income and Expense is foreign exchange losses of $5,000 and $6,000 for the twelve weeks ended September 18, 2004 and September 20, 2003, respectively.

At September 18, 2004, the Company had borrowings of $5,829,000, bearing interest at rates ranging from 3.3% to 6.6%. These borrowings include $2,285,000 of debt related to the Company’s Norwegian subsidiary. Currently, Norway has lease obligations of $1,155,000 on a capital lease for a building and $1,074,000 outstanding on a working capital overdraft line of credit with Den norske Bank. The overdraft facility is secured by a letter of credit posted by the U.S. operations banking institution that is renewed semi-annually. Long term investments of $1,128,000 and a $25,000 cash deposit have been pledged as collateral to secure the letter of credit.

In December 2000, Cuisine Solutions France entered into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% interest on the outstanding balance of the loan. The current portion of this loan is $90,000 and the outstanding principal totals $110,000 at September 18, 2004. In October 2002, Cuisine Solutions France entered into a ten year term loan to finance the acquisition of land and a building to be used as a distribution plant in the amount of €190,000 or $217,000. This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is $18,000 and the outstanding principal totals $198,000 at September 18, 2004. In March 2003, Cuisine Solutions France entered into a five year term loan to further expand the facility. This loan bears interest of 3.3% and the outstanding principal totals $261,000 at September 18, 2004, with a current portion of $64,000. In June 2004, Cuisine Solutions France entered into a four year term loan to finance its new computer server and packaging line equipment in the amount of €57,000 or $69,000. The loan bears interest of 3.95% and the total outstanding principal is $65,000 at September 18, 2004, with a current portion of $15,000.

On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with FIC to provide short term working capital necessary to expand US operations for fiscal year 2004. The loan accrued interest at 5% per annum and was payable upon maturity. In October 2004, the loan was extended to April 22, 2005. Total outstanding principal was $354,000 at September 18, 2004. In addition, on November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with FRC to provide short term working capital to its US operations. The loan bears interest of 6% per annum and is payable upon maturity. Under this loan, Cuisine Solutions pays interest on a quarterly basis beginning in April 2004, with a balloon payment for the total amount due three years from the origination of the loan. FIC and FRC are 100 percent owned by Cuisine Solutions majority shareholder, the JLV group.

On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line of credit to finance its working capital requirements in the US. The line of credit is secured by the Company’s US accounts receivable and inventory and further guaranteed by FRC and secured by real estate owned by FRC. This line of credit bears an interest rate of 0.5% over the prime interest rate, or 5.25% as of September 18, 2004, and is renewable on September 1, 2005. The outstanding principal was $2,024,000 as of September 18, 2004.

Provision for Taxes

No provision for income taxes was recorded during the first quarter of fiscal 2005 given the Company’s history of losses. Management will continue to evaluate the Company’s ability to benefit from its deferred tax assets.

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

The Company’s costs of its Norwegian subsidiary are denominated in Norwegian Kroner. Sales of products from its Norwegian subsidiary are made in the currency of the purchasing jurisdiction and are subsequently recorded in Norwegian Kroner. The Company does not engage in forward contracts for Norway shipments to the US since these shipments are not predictable. The US subsidiary does not purchase product from France and therefore, does not have any exposure to foreign exchange other than translation adjustments during consolidations.

In an effort to increase diversification to lower the impact of various economic events, management has re-focused its efforts to diversify sales for a more even mix between sales channels. During the first quarter of fiscal year 2005, the sales to the On Board Services channel, primarily airline and railroad accounts, were 36.5% of total revenues. Sales to the Foodservice Industry was 26.4%, primarily to hotel, restaurants and banquets, and 17.9% of sales was to the Retail channel. Military sales, to both the US Army and Navy, accounted for 14.0% of the total sales in the first quarter of fiscal year 2005. Management has also placed increased focus on the National Restaurants Chain in the US.

Liquidity and Capital Resources

At September 18, 2004, the Company’s combined total cash and short-term investment balances was $1,919,000, compared with $1,491,000 at June 26, 2004. The increase is primarily the result of borrowings against the line of credit approximately $2,024,000, net of payments made on notes payable of $468,000 and cash used in operations of $1,102,000. Additionally, the Company held long term investments of $1,128,000 and $1,191,000 at September 18, 2004 and June 26, 2004, respectively. Long term investments and a cash deposit of $25,000 are used as collateral for the Standby Letter of Credit to secure the overdraft facility of the Norwegian subsidiary. There is no other restriction on cash balances at the end of the fiscal 2005 first quarter.

Net cash used by operations amounted to $1,102,000 for first quarter fiscal 2005, compared to cash used of $214,000 for the same period in fiscal 2004. In first quarter 2005, the Company used $679,000 to increase its inventory in preparation for its peak season in the second quarter. Cash in the amount of $85,000 was used by investing activities, largely due to the investment in new production equipment. Financing activities provided net cash of $1,636,000 from new borrowings.

The Company’s Norwegian subsidiary has secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of September 18, 2004, the Company had an outstanding balance of $1,074,000 under the line of the credit.

Future Prospects

Cuisine Solutions anticipates strong growth in sales in the US and moderate growth in France during fiscal year 2005. Efforts will be made to grow all channels in both the US and France as a hedge against a disruption in any one channel in any geographic location.

Food Service

The Food Service channel will continue to manage the hotel, resort and convention center restaurant and banquet menu programs while working to reduce distribution costs of shipping direct to the facilities. The fiscal 2005 strategy involves the continued penetration into large key national accounts, banquet centers and casinos. Demand has been growing in the US for Low Carbohydrate items, and the Food Service channel will be focusing on these items. Demand for food service products in France increased significantly during the past two years and we expect further growth for fiscal year 2005 due to continued customer satisfaction with the quality and variety of products offered by the Company. Customers in the Food Service sales channel place high value on the labor savings, quality, consistency, and food safety associated with Cuisine Solutions products. Management will work to find new growth strategies for this channel including adding sales personnel where appropriate and improving distribution to our customers.

On Board Services

On Board Services was highly affected by the slowdown of the travel industry after September 2001. However, close customer focus has shown very positive results over the last year. Cuisine Solutions will continue to pursue growth by increasing the number of items sold to each of its customers working directly and indirectly with the airlines and railways in the US and in Europe. As the airline and related support industries search for more options to reduce costs and consolidate their workforces, management is exploring opportunities with each airline to provide them with high quality, fully cooked first class and business class meals that provide greater potential flexibility and less labor to the customers. There is still instability and risk associated with this market and management is taking a cautious approach with its business partners. Cuisine Solutions has also experienced increased sales in the commuter rail industry over the last year which is expected to continue.

Retail

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

Military

The US Military channel for the Navy continues to be managed via a broker/distributor, adding very little in terms of sales and administrative expenses. The Company has been working for over a year to place items into the Army Unitized Group Rations A (UGR-A) program. Two Cuisine Solutions items were tested and selected for a 14 entrée rotating menu which began in October 2004. Cuisine Solutions will very likely place the same two products on the Army 21 day cycle Concept of Operations (CONOPS) menu for overseas military operations dining halls. There is no guarantee that the Army will purchase the items from the Company, but the UGR-A menu started in October of fiscal year 2005 and could lead to strong growth in this channel. The Company will also attempt to place its products on other US military menus during fiscal year 2005.

National Restaurant Chains

The Company will further pursue its role as a supplier to national restaurant chains in both the US and France who have found that the Company’s product quality and ease of use makes an attractive alternative for providing new and promotional menu items. The Company is also focusing on items that are very difficult for a restaurant chain to prepare because of complexity or long cooking times. Our items also help the chains ensure consistency of those products across locations. The Company had significant sales growth in this channel in the US during fiscal year 2004, and has added one additional sales person to this channel to help increase its growth in 2005. Although the Company’s products are of relatively high cost for many chains, management believes there is a significant untapped market for our upscale fully cooked products for the same reasons such products are appealing to hotels and resorts.

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

Foreign Currency Risk:

The majority of the Company’s sales are denominated in U.S. dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The Norwegian subsidiary’s sales are denominated in Norwegian Kroner while the French subsidiary reports in Euros. As currency exchange rates, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales, which are subject to these foreign currency fluctuations, are currently 31.5% of the Company’s sales. The total assets of the subsidiaries are approximately 34.8% of the Company’s total assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

Sales and Marketing Risks:

Cuisine Solution is introducing and rolling-out new product lines into the Retail sector. Cuisine Solutions Management has put significant focus on the opportunities available in the retail sector and the success rate will be contingent upon market acceptance of the product line, price points and execution of its marketing strategy. Another risk includes fewer customers in the retail channel totaling larger percentages of the overall Cuisine Solutions revenue. The company is also focusing on the US military and National Restaurant Chains coupled with Retail as a hedge against further disruption to the travel industry which may or may not be successful for Cuisine Solutions in the long term.

The travel industry, and specifically the airlines, has been a major source of Cuisine Solutions revenue and formal business strategy. Management cannot forecast the continuing stability of the industry. Cuisine Solutions will position itself to provide maximum value to our airline and travel related partners during these turbulent times.

Although Cuisine Solutions items have been selected for the Army UGR-A program, and will likely be added to the CONOPS program, there is no guarantee that the Army will buy from Cuisine Solutions and there is no volume guarantee or guarantee the items will stay on the menu. The potential volumes would also decrease as the US military returns to a peacetime environment.

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

CUISINE SOLUTIONS, INC.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

At the end of fiscal year 2002, the Company filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. The Company claims full recovery of the amounts owed by Cuisine Solutions do Brasil Ltda, including a loan of $763,000, and management and administrative fees of $895,000 according to the Joint Venture agreement with the Brazilian Partner. Such amounts have been fully reserved for in prior years. The managing directors of Cuisine Solutions do Brasil Ltda, Jose Sanchez Aguayo and Rodrigo Sanchez, were named as nominal defendants in the lawsuit. Due to the current stage of the filed lawsuit, management cannot predict a judgment and the ultimate outcome from this lawsuit.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 21st annual meeting of shareholders will be held on October 26, 2004 in Alexandria, Virginia at the Hilton Alexandria Mark Center. The following individuals are on the ballot to serve as Directors for a period of one year and until their successors are elected and qualify: Jean-Louis Vilgrain (Chairman), Stanislas Vilgrain (President & CEO), Sebastien Vilgrain, Mr. Charles McGettigan Mr. Hugues Prince, and Mr. Robert van Roijen.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.

Date: October 25, 2004	By:	/s/Stanislas Vilgrain
Stanislas Vilgrain
Chief Executive Officer

	By:	/s/Y. Tristan Kuo
Y. Tristan Kuo
Vice President of Finance,
Treasurer and Corporate Secretary