Form 10-Q
period 2004-12-11
CUISINE SOLUTIONS INC
filed 2005-01-25
CIK 737602

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 11, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number       0-12800

CUISINE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-0948383

(State or other jurisdiction of	(IRS Employer Identification Number)
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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 24, 2005.

Common Stock 0.01 par value	Number of Shares

Class A	15,942,538
Class B	None

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

CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 11,	June 26,
	2004	2004
ASSETS
Current Assets
Cash and cash equivalents	$610,000	$1,395,000
Trade accounts receivable, net of reserve of $183,000 and $68,000 as of December 11 and June 26, 2004, respectively	4,539,000	3,754,000
Inventory, net	7,212,000	5,420,000
Prepaid expenses	292,000	140,000
Notes receivable, related party	552,000	58,000
Other current assets	308,000	266,000
Assets held for disposal from discontinued operations	180,000	1,972,000

TOTAL CURRENT ASSETS	13,693,000	13,005,000

Investments	1,489,000	1,114,000
Property and Equipment, net	3,737,000	3,545,000
Other assets	26,000	46,000

TOTAL ASSETS	$18,945,000	$17,710,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of Credit	$2,024,000	$—
Current portion of long-term debt	512,000	921,000
Accounts payable and accrued expenses	4,696,000	4,260,000
Accrued payroll and related liabilities	1,235,000	1,340,000
Liabilities from discontinued operations	1,856,000	3,635,000

Total current liabilities	10,323,000	10,156,000
Long-term debt, less current portion	961,000	982,000

TOTAL LIABILITIES	11,284,000	11,138,000

Stockholders’ equity
Common stock — $.01 par value, 20,000,000 shares authorized, 15,932,538 and 15,834,788 shares issued and outstanding at December 11, 2004 and June 26, 2004, respectively.	159,000	159,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	26,554,000	26,380,000

Accumulated deficit	(19,735,000)	(20,490,000)

Accumulated Other Comprehensive Income Unrealized gain on debt and equity investments	18,000	17,000
Cumulative translation adjustment	665,000	506,000

TOTAL STOCKHOLDERS’ EQUITY	7,661,000	6,572,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,945,000	$17,710,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarter		Year to Date
	Twelve Weeks Ended		Twenty Four Weeks Ended
	Dec 11, 2004	Dec 13, 2003	Dec 11, 2004	Dec 13, 2003
NET SALES	$11,062,000	$8,764,000	$19,765,000	$15,499,000
Cost of goods sold	8,066,000	6,609,000	14,739,000	12,043,000

Gross Margin	2,996,000	2,155,000	5,026,000	3,456,000

Selling and administration	2,314,000	1,868,000	3,943,000	3,101,000
Depreciation and amortization	112,000	110,000	212,000	224,000

Earnings from operations	570,000	177,000	871,000	131,000

Nonoperating income (expense) from continuing operations Investment income	14,000	14,000	28,000	31,000
Interest expense	(46,000)	(14,000)	(69,000)	(18,000)
Other income (expense)	(6,000)	(42,000)	(18,000)	(51,000)

Total non-operating expense from continuing operations	(38,000)	(42,000)	(59,000)	(38,000)

Earnings from continuing operations before income taxes	532,000	135,000	812,000	93,000
Provision for income taxes	—	—	—	—

Earnings from continuing operations before discontinued operations	532,000	135,000	812,000	93,000

Earnings (Loss) from discontinued operations
Earnings (Loss) from operations of CS Norway (net of a gain of $571,000 on disposal of assets)	61,000	(72,000)	(57,000)	(211,000)
Provision for income taxes	—	—	—	—

Net earnings (loss) from discontinued operations	61,000	(72,000)	(57,000)	(211,000)

NET EARNINGS (LOSS)	$593,000	$63,000	$755,000	$(118,000)

Basic and diluted earnings (loss) per share:
Earnings from continuing operations per common share-basic and diluted	$0.03	$0.01	$0.05	$0.01
Earnings (loss) from discontinued operations per common share-basic and diluted	—	($0.01)	—	($0.01)
Net earnings per common share-basic and diluted	$0.03	—	$0.05	—

Weighted average shares outstanding-basic	15,923,535	15,824,788	15,884,852	15,824,788
Common stock equivalents	1,186,874	170,893	1,060,888	—

Weighted average shares outstanding-diluted	17,110,409	15,995,681	16,945,740	15,824,788

See accompanying notes to consolidated financial statements

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Twenty four weeks ended
	Dec 11,	Dec 13,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss ) from continuing operations	$812,000	$93,000
Net Loss from discontinued operations	(57,000)	(211,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	356,000	408,000
Allowance for doubtful accounts	115,000	11,000
Inventory obsolescence reserve	45,000	(235,000)
Stock based compensation	84,000	—
Changes in assets and liabilities:
Increase in accounts receivable trade	(900,000)	(1,049,000)
Increase in inventory	(1,837,000)	(407,000)
(Increase) Decrease in prepaid expenses	(152,000)	123,000
Decrease in notes receivable, related party	6,000	6,000
(Increase) Decrease in other assets	(22,000)	147,000
Increase (Decrease) in accounts payable and accrued expenses	382,000	(101,000)
Decrease in accrued payroll and related liabilities	(105,000)	(61,000)
Increase in other liabilities	54,000	—
Changes in assets and liabilities of discontinued operations	(292,000)	148,000
Gain on disposal of asset from discontinued operation	(571,000)

Net cash used in operating activities	(2,082,000)	(1,128,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments	—	175,000
Capital expenditures	(547,000)	(293,000)

Net cash used in investing activities	(547,000)	(118,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on Line-of-credit	2,024,000	—
Borrowings on debt obligations	—	1,527,000
Payments on notes payable	(430,000)	(586,000)
Proceeds from issuance of common stock	90,000	—

Net cash provided in financing activities	1,684,000	941,000

Net decrease in cash and cash equivalents	(945,000)	(305,000)
Effect of exchange rate on cash	160,000	269,000
Cash and cash equivalents, beginning of period	1,395,000	867,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$610,000	$831,000

See accompanying notes to consolidated financial statements

Cuisine Solutions, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Unrealized Gain
		Additional		(Loss) on Debt	Cumulative	Total
	Common	Paid-In	Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit	Investments	Adjustment	Equity

Balance, June 26, 2004	$159,000	$26,380,000	$(20,490,000)	$17,000	$506,000	$6,572,000

Exercise of common stock options	—	90,000	—	—	—	90,000
Stock-based compensation	—	84,000	—	—	—	84,000
Six periods 2005 net earnings	—	—	755,000	—	—	755,000
Other Comprehensive Income
Unrealized gain on debt and equity investments	—	—	—	1,000	—	1,000
Translation adjustment	—	—	—	—	159,000	159,000
Other Comprehensive Income	—	—	—	—	—	160,000

Comprehensive income						915,000

Balance, December 11, 2004	$159,000	$26,554,000	$(19,735,000)	$18,000	$665,000	$7,661,000

				Unrealized Gain
		Additional		(Loss) on Debt	Cumulative	Total
	Common	Paid-In	Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit	Investments	Adjustment	Equity

Balance, June 28, 2003	$159,000	$26,284,000	$(19,486,000)	$59,000	$450,000	$7,466,000

Six periods 2004 net loss	—	—	(118,000)	—	—	(118,000)
Other comprehensive income/(loss)
Unrealized loss on debt and equity investments	—	—	—	(9,000)	—	(9,000)
Translation adjustment	—	—	—	—	269,000	269,000
Other comprehensive income	—	—	—	—	—	260,000

Comprehensive Income						142,000

Balance, December 13, 2003	$159,000	$26,284,000	$(19,604,000)	$50,000	$719,000	$7,608,000

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

3) Inventory

Inventories are valued at the lower of cost, determined by the first-in, first-out method (FIFO), or market.

     Inventory consists of:

	December 11, 2004	June 26, 2004
Raw materials	$2,189,000	$1,586,000
Frozen product & other finished goods	4,321,000	3,335,000
Packing materials & supplies	909,000	661,000

	7,419,000	5,582,000
Less obsolescence reserve	(207,000)	(162,000)

	$7,212,000	$5,420,000

4) Commitments and Contingencies

From time to time, the Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.

5) Transactions with Related Parties

As of December 11, 2004, the Company had an accrued liability of $262,000 payable to Food Research Corporation (“FRC”). The liability was previously payable to SOMDIAA and was assumed by FRC. SOMDIAA is a holding company which is majority owned by Secria, S.A. and Secria Europe, S.A. Both enterprises are owned by the Jean-Louis Vilgrain family (“JLV Group”); and FRC is owned by Secria Europe, S.A. SOMDIAA provides the administration of French Social Security healthcare and retirement plans for individuals who work within the JLV Group. The primary portion of the accrual is related to amounts billed from SOMDIAA for separate health and retirement plans for the President of the Company and two other non-officer key employees.

On June 12, 2001, the Company signed an agreement with Inversiones Stefal ltda of Chile, Farmers Market Land of Germany, Inversiones Continex of Chile, and Iso-Tech Ltda of Brazil (the “parties”) to create a partnership, Cuisine Solutions Chile S.A. (“Cuisine Solutions Chile”), to build a sous-vide processing facility in Chile. The Company received a 10% interest in the partnership upon execution of the agreement. The intended purpose of the facility is to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets.

An agreement to market certain sous-vide products was signed by the parties and a commercial agreement regarding the purchase of certain raw materials from Cuisine Solutions Chile was signed in fiscal year 2004. During the Company’s second quarter 2005, the Company sold equipment from its discontinued facility in Norway in exchange for a note receivable of $500,000 payable in 3 installments, all due before March 2005, and equity in Cuisine Solutions Chile. The fair value of the equity was determined by management to be approximately $375,000. The Company’s 10% equity investment in Cuisine Solutions Chile is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile.

Food Investors Corporation (“FIC”) and FRC are owned by the JLV Group. On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with FIC to provide short term working capital necessary to expand operations for fiscal year 2004. The loan accrued interest at 5% per annum and was payable upon maturity. In October 2004, the loan was extended to April 22, 2005. Total outstanding principal was $314,000 at December 11, 2004. In addition, on November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with FRC to provide working capital necessary to expand operations. The loan bears interest of 5% per annum and is payable upon maturity. Under this loan, Cuisine Solutions has been paying interest on a quarterly basis since April 2004, with a balloon payment for the total amount due three years from the origination of the loan.

On July 10, 2004 the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line of credit to finance its working capital requirements in the US. The line of credit is secured by the Company’s US accounts receivable and inventory and further guaranteed and secured with real estate owned by FRC. This line of credit bears an interest rate of 0.5% over the prime interest rate (5.50% at December 11, 2004) and is renewable on September 1, 2005. As of December 11, 2004, the outstanding principal was $2,024,000.

6) Discontinued Operations

The Company’s Board of Directors approved a plan to discontinue manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile in exchange for a note for $500,000, payable to the Company in three installments, all due before March 2005, and equity in Cuisine Solutions Chile. The fair value of the equity was determined by management to be approximately $375,000. The Company recorded a gain of approximately $571,000 as a result of the sale of the equipment in its second quarter of fiscal year 2005. The salmon production from Norway has been replaced by the production of salmon by Cuisine Solutions Chile.

The assets and liabilities from discontinued operations at December 11, 2004 and June 26, 2004 are as follows:

	December 11, 2004	June 26, 2004
Assets of discontinued operations:
Cash	$158,000	$96,000
Accounts receivable, net	16,000	83,000
Other assets	6,000	345,000
Fixed assets	—	1,448,000

Total assets of discontinued operations	$180,000	$1,972,000

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$687,000	$1,265,000
Note payable	1,169,000	2,370,000

Total liabilities of discontinued operations	$1,856,000	$3,635,000

The note payable includes a $1,106,000 outstanding loan on a working capital overdraft line of credit with Den Norske Bank. The overdraft facility is secured by a letter of credit posted by the U.S. operations banking institution that is renewed semi-annually. Long term investments of $1,114,000 and a $56,000 cash deposit have been pledged as collateral to secure the letter of credit. The Company intends to liquidate the investments to satisfy the outstanding debt obligation.

In October 2004, an agreement was signed with Hjelmeland Kommune to release the Company from the building lease in Norway. Since the lease was originally recorded as a capital lease, the capital lease asset of approximately $1,349,000 and related lease liability of $1,291,000 were offset with the difference being charged to discontinued operations.

The Company was required, by local law in Norway, to provide notification of termination to all employees prior to the board of directors approval to discontinue operations. At December 11, 2004, $81,000 was accrued to satisfy serverance payments to such employees.

The following amounts related to Cuisine Solutions Norway have been segregated from continuing operations and reflected as follows:

	Twelve weeks ended		Twenty four weeks ended
	Dec. 11, 2004	Dec. 13, 2003	Dec. 11, 2004	Dec. 13, 2003
Net Sales	$(1,000)	$341,000	$31,000	$690,000
Expenses:
Cost of goods sold	—	395,000	113,000	848,000
Selling and administrative expense	1,000	7,000	1,000	16,000
Other operating expense	463,000	—	463,000	—
Interest expense	45,000	11,000	83,000	38,000
Other expense (income)	—	—	(1,000)	(1,000)

Loss from discontinued operations	(510,000)	(72,000)	(628,000)	(211,000)
Gain from disposal of assets	571,000	—	571,000	—

Net earnings (Loss) from discontinued operations	$61,000	$(72,000)	$(57,000)	$(211,000)

7) Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share also includes common stock equivalents outstanding during the period if dilutive. The Company’s common stock equivalents consist of stock options. The weighted average number of shares outstanding related to stock options was 2,886,687 and 1,681,375 for the 24 weeks ended December 11, 2004, and December 13, 2003, respectively. For the twenty four weeks ended December 13, 2003, 1,681,375 common stock options were not included in the diluted earnings per share calculations as the effect would be anti-dilutive.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s earnings (loss) and basic and diluted earnings (loss) per common share would have been as follows:

	Twelve weeks ended		Twenty four weeks ended
	Dec. 11, 2004	Dec. 13, 2003	Dec. 11, 2004	Dec. 13, 2003
Net earnings (loss) applicable to common shareholders	$593,000	$63,000	$755,000	$(118,000)
Add: Stock-based employee compensation cost included in reported net earnings (loss)	$42,000	—	$84,000	—
Less: Total stock-based compensation expense determined under the fair value method	$(177,000)	$(70,000)	$(299,000)	$(140,000)
Pro forma net earnings (loss)	$458,000	$(7,000)	$540,000	$(258,000)
Earnings (Loss) per common share:
Basic and diluted — as reported	$0.04	—	$0.05	$—
Basic and diluted — pro forma	$0.03	—	$0.03	$(0.02)
Weighted average common shares outstanding-basic	15,923,535	15,824,788	15,884,852	15,824,788
Common stock equivalents	1,060,888	170,893	1,186,874	—
Weighted average common shares outstanding-diluted	16,945,740	15,995,681	17,110,409	15,824,788

9) Recent Accounting Pronouncements

In December 2004, Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004), “Shared-Based Payment”. Revised SFAS 123 addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the first quarter of fiscal year 2006. The Company is currently evaluating the impact that this pronouncement will have on it future operations.

In December 2004, FASB issued SFAS 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. This Statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This pronouncement will be effective for fiscal year 2006. However, as the Company does not include amounts of idle facility expense, freight, handling costs and wasted material in its inventory, the adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

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

RESULTS OF OPERATIONS

Revenue in the second quarter of fiscal 2005 increased $2,298,000 from $8,764,000 to $11,062,000, a 26.2% increase compared to the same quarter of the previous fiscal year due primarily to stronger sales in most of the sales channels in the US. US Military sales rose by 219.7%, due to the increased demand from US Navy and Army, and US retail sales improved 60.5%, due to additional product roll-out, compared to the second quarter of fiscal 2004.

Cuisine Solutions, Inc. reported net earnings from continuing operations for the second quarter of fiscal year 2005 of $532,000 compared to $135,000 for the same quarter of fiscal year 2004. The 294.1% increase in net earnings from continuing operations was primarily due to a 26.2% increase in sales and a 39.0% increase in gross margin, as a result of higher demands from most of the sales channels and production efficiency achieved. The Company also reported a gain from discontinued operations of $61,000 for the second quarter of fiscal year 2005, as compared to a loss of $72,000 for same period in fiscal 2004, due to a $571,000 gain from the sale of machinery and equipment to Cuisine Solutions Chile as discussed in Note 6.

NET SALES

Second quarter 2005 revenue of $11,062,000 increased by 26.2% compared to the previous fiscal year’s second quarter revenue of $8,764,000. US and France sales grew 35.8% and 11.2%, respectively, compared to the same quarter in fiscal year 2004. Information as to Cuisine Solution sales by geographical locations are as follows:

	Q2 Fiscal 2005	Q2 Fiscal 2004	$Change	%Change

USA	$7,278,000	$5,361,000	$1,917,000	35.8%
France	3,784,000	3,403,000	381,000	11.2%

Total Net Sales	$11,062,000	$8,764,000	$2,298,000	26.2%

US SALES

Fiscal year 2005 second quarter sales in the US increased $1,916,000 to $7,278,000, a 35.7% increase from the previous fiscal year second quarter sales of $5,361,000.

Cuisine Solutions US Fiscal Years 2005 and 2004 second quarter sales by sales channel are as follows:

	Q2 FY05	Q2 FY04	$Change	%Change

Food Service	$1,682,000	$1,375,000	$307,000	22.3%
On Board Services	2,480,000	2,111,000	369,000	17.5%
Retail	1,988,000	1,239,000	749,000	60.5%
Military	748,000	234,000	514,000	219.7%
National Restaurant Chain	380,000	402,000	(22,000)	(5.5%)

Total	$7,278,000	$5,361,000	$1,917,000	35.8%

Food Service sales for the second quarter fiscal year 2005 increased $307,000, or 22.3%, to $1,682,000 as compared to the same quarter of fiscal year 2004 of $1,375,000. The increase was due primarily to increased sales to hotels and conventions centers for special events.

Fiscal year 2005 second quarter sales from the On Board Services channel totaled $2,480,000 compared to previous year second quarter sales of $2,111,000, an increase of $369,000 or 17.5%. Sales to the On Board Services channel increased in the second quarter as US airlines and passenger rails continued their recovery from the last three years. Although the airline industry is still experiencing significant financial problems, the first class and business class food that Cuisine Solutions provides continues to increase as the number of passengers increase and the number of Cuisine Solutions product offerings increase.

Retail sales for the second quarter of fiscal 2005 increased $749,000 (or 60.5%) to $1,988,000 from $1,239,000, compared to the same period of the previous fiscal year due primarily to the additional product roll-out of Cuisine Solutions branded frozen food items to North-American retailers.

Military sales for the second quarter 2005 increased 219.7% to $748,000 from $234,000 in fiscal 2004 primarily due to the increased demand from the US Navy and Army. Cuisine Solutions began delivering items for the Army Field Rations program called the Unitized Group Rations A (UGRA) menu in October 2004. During the second quarter of fiscal year 2005, the US Army began to supply these products to locations such as Iraq and Afghanistan.

National Restaurant Chain sales for the second quarter of fiscal year 2005 totaled $380,000, down from $402,000 in fiscal 2004. The small decrease in sales of $22,000 (or 5.5%) is due to decreased sales to some existing national restaurant chain customers as well as slower new product roll-outs to new customers. The Company will continue to pursue its role as a supplier for national restaurant chains who consider the Company’s product quality and ease of use an attractive alternative for providing promotional menu items.

FRANCE SALES

Cuisine Solutions France fiscal year 2005 second quarter sales compared to the prior year second quarter and respective exchange rates are as follows:

	Fiscal 2005	Fiscal 2004
	France Q2 Sales	France Q2 Sales	$Change	%Change

Sales in US Dollars	$3,784,000	$3,403,000	$381,000	11.2%

Sales in Euros	€2,986,000	€2,914,000	€72,000	2.5%

Average Exchange Rate	0.789	0.856

The total fiscal year 2005 second quarter sales in US Dollars were $3,784,000 versus previous year sales of $3,403,000, an increase of $381,000 or 11.2%. Sales in Euros during the same period were €2,986,000 versus €2,914,000 respectively, an increase of 2.5%. The overall change in sales in Euros was not significant. As such, changes expressed in US dollars were impacted by fluctuations in the exchange rate for the reported periods.

     Cuisine Solutions France fiscal year 2005 second quarter sales by sales channel were as follows:

	Q2 FY05	Q2 FY04	$Change	%Change

Food Service	$1,863,000	$1,326,000	$537,000	40.5%
On Board Services	532,000	415,000	117,000	28.2%
Retail	1,372,000	1,660,000	(288,000)	(17.3%)
New Business	17,000	2,000	15,000	750.0%

Total	$3,784,000	$3,403,000	$381,000	11.2%

Food Service sales grew $537,000, or 40.5%, to $1,863,000 compared to the second quarter of fiscal year 2004 and the On Board Services channel grew almost 28.2% compared to the same quarter of Fiscal 2004. The retail sales decreased $288,000 in second quarter of fiscal year 2005, compared to same period fiscal year 2004, largely due to the phasing-out of low margin private label items.

GROSS MARGIN

A comparison of net sales, gross margin and net earnings from operations follows:

	Quarter Ended
	Dec. 11, 2004	Dec. 13, 2003	% Change
	(Dollars in thousands)
Net Sales	$11,062	$8,764	26.2%
Gross margin	2,996	2,155	39.0%
Gross margin percentage	27.1%	24.6%
Earnings from continuing operations	$532	$135	294.1%
Net earnings	$593	$63	841.3%

Gross margin increased 39.0% compared to the second quarter fiscal year 2004 due primarily to significantly higher sales, production efficiencies, and better management control over procurement costs in relation to those sales. Cuisine Solutions has strategically built sales channels over the past few years to include military and retail accounts and meals for passenger rail lines, and has seen consistent results in its French subsidiary. Gross margin as a percentage of sales should continue to increase as sales improve and certain production costs remain fixed.

For the second quarter 2005, gross margin in the US increased from 27.7% to 30.0%, due to the Company’s ability to maintain a higher production volume during the period and improved management control over production planning and procurement costs. The gross margin in France increased from 19.6% to 21.5%, for the same period due to production and procurement efficiencies in relation to those sales. Cuisine Solutions management is confident that continued larger sales volume, cost management and production planning will result in higher gross margin.

Selling and Administrative Expenses

A comparison of selling and administrative costs by geographic location is as follows:

	Q2 Fiscal 2005	Q2 Fiscal 2004	$Change	%Change

USA	$1,762,000	$1,460,000	$302,000	20.7%
France	552,000	408,000	144,000	35.3%

Total SG&A Expenses	$2,314,000	$1,868,000	$446,000	23.9%

Selling and administrative expenses increased $446,000 or 23.9% in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. Increases in such expenses over the prior year are mainly the result of hiring sales and marketing personnel. Selling and administrative expenses as a percentage of sales decreased to 20.9% in the second quarter of fiscal 2005 and was comparable to the 21.3% in the same quarter of fiscal year 2004. Cost cutting strategies implemented in previous years continue to benefit earnings from operations. Management will continue to monitor such costs to ensure that they are aligned with expected business volume.

Depreciation and Amortization

Depreciation and amortization increased $9,000 to $185,000 for the second quarter of fiscal year 2005, compared with $176,000 for the same period in 2004. This increase is related to the fiscal year 2005 purchase of equipment in the US and France.

Non-operating Income and Expense from Continuing Operations

Investment income consists of income earned on funds invested in corporate bonds and treasury bills.

Management maintains these funds in a trust account with the majority of the funds invested in government securities.

Interest expense relates to the borrowings of the Company’s French subsidiaries, as well as the USA operations’ short-term borrowings.

Also included in the Non-operation Income and Expense from Continuing Operations is foreign exchange losses of $4,000 and $26,000 for the twelve weeks ended December 11, 2004 and December 13, 2003, respectively.

Provision for Taxes

No provision for income taxes was recorded during the second quarter of fiscal 2005 given the Company’s history of losses. Management will continue to evaluate the Company’s ability to benefit from its deferred tax assets and make adjustments as necessary to the valuation allowance.

Discontinued Operation

The Company’s Board of Directors approved a plan to discontinue its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile in exchange for a note for $500,000, payable to the Company in three installments, all due before March 2005, and equity in Cuisine Solutions Chile. The fair value of the equity was determined by management to be approximately $375,000. The Company recorded a gain of approximately $571,000 as a result of the sale of the equipment in its second quarter of fiscal year 2005. The salmon production from Norway has been replaced by the production of salmon by Cuisine Solutions Chile.

The discontinued operation in Norway had reported a $61,000 gain for the second quarter fiscal year 2005 as compared to a loss of $72,000 same period last year. The gain in the second quarter 2005 is mainly due to the gain on disposal of equipment of $571,000 and the expenses of $510,000 associated with the discontinuation. In October 2004, an agreement was signed with Hjelmeland Kommune to release the Company from the building lease in Norway. Since the lease was originally recorded as a capital lease, the capital lease asset of approximately $1,349,000 and related lease liability of $1,291,000 were offset with the difference being charged to discontinued operations. The Company was required, by local law in Norway, to provide notification of termination to all employees prior to the board of directors approval to discontinue operations. At December 11, 2004, $81,000 was accrued to satisfy severance payments to such employees.

Twenty Four Weeks Ended December 11, 2004 Compared to Twenty Four Weeks Ended December 13, 2003

RESULTS OF OPERATIONS

Revenue for the first two quarters of fiscal 2005 increased $4,266,000 from $15,499,000 to $19,765,000, a 27.5% increase compared to same period the previous year, primarily due to the increased sales to the Military and Retail in the US, as well as, increased sales in the Food Service and On Board Service channels in France.

Cuisine Solutions, Inc. reported a 773.1% increase in net earnings from continuing operations of $812,000 for the first two quarters of fiscal 2005 compared to net earnings from continuing operations of $93,000 for the same period a year ago. The increase in earnings was primarily driven by a 27.5% increase in sales and lower cost of goods sold due to manpower efficiencies and lower raw material cost. The Company reported a loss of $57,000 from discontinued operations, compared with the loss of $211,000 in same period last year, as a result of the discontinuation of its Norway manufacturing operations in October 2004, as further described in note 6 of the Notes to the Consolidated Financial Statements.

NET SALES

Revenue for the first two quarters fiscal year to date increased from $15,499,000 to $19,765,000, a 27.5% increase compared to same period the previous year, primarily due to the increased sales to the Military and Retail in the US, as well as increased sales in the Food Service and On Board Service channels in France. Information as to Cuisine Solution sales by geographical locations is as follows:

	YTD Fiscal 2005	YTD Fiscal 2004	$Change	%Change

USA	$13,258,000	$9,536,000	$3,722,000	39.0%
France	6,507,000	5,963,000	544,000	9.1%

Total Net Sales	$19,765,000	$15,499,000	$4,266,000	27.5%

US SALES

Fiscal year 2005 YTD sales in the US increased $3,722,000 to $13,258,000, a 39.0% increase from the previous fiscal year YTD sales of $9,536,000.

Cuisine Solutions US Fiscal Years 2005 and 2004 YTD sales by sales channel are as follows:

	YTD FY05	YTD FY04	$Change	%Change

Food Service	$2,723,000	$2,456,000	$267,000	10.9%
On Board Services	5,181,000	4,246,000	935,000	22.0%
Retail	2,555,000	1,523,000	1,032,000	67.8%
Military	1,985,000	652,000	1,333,000	204.4%
National Restaurant Chain	814,000	659,000	155,000	23.5%

Total	$13,258,000	$9,536,000	$3,722,000	39.0%

Food Service revenue increased 10.9% or $267,000 as compared to the same period of fiscal year 2004. The increase was due primarily to increased sales to hotels and conventions centers for special events.

Fiscal year 2005 sales from the On Board Services channel totaled $5,181,000 compared to previous fiscal sales of $4,246,000, an increase of $935,000 or 22.0%. Sales to the On Board Services channel increased as US airlines and passenger rails continued their recovery from the last three years. The On Board

Services channel continued to increase the number of products it provides to the carriers who continue to provide in-flight food.

Retail sales for the first two quarters of fiscal 2005 increased $1,032,000 (or 67.8%) to $2,555,000 from $1,523,000, compared to the same period of the previous fiscal year due primarily to the additional product roll-out of Cuisine Solutions branded frozen food items to North-American retailers.

Military sales for fiscal 2005 increased 204.4% to $1,985,000 from $652,000 compared to fiscal 2004 primarily due to the increased sales to the US Army and Navy. Also, Cuisine Solutions began delivering items for the Army Field Rations program called the Unitized Group Rations A (UGRA) menu in October 2004. The US Army began to supply these products to locations such as Iraq and Afghanistan in the second quarter of fiscal year 2005.

National Restaurant Chain sales for the first half of fiscal year 2005 totaled $814,000, up from $659,000 in fiscal 2004. The sales increase of $155,000 (or 23.5%) is attributed to increased sales to existing national restaurant chain customers as well as limited sales to new customers. The Company will further pursue its role as a supplier for national restaurant chains who consider the Company’s product quality and ease of use an attractive alternative for providing promotional menu items.

FRANCE SALES

Cuisine Solutions France’s fiscal year 2005 YTD sales compared to prior year and respective exchange rates are as follows:

	Fiscal 2005	Fiscal 2004
	France YTD Sales	France YTD Sales	$Change	%Change

Sales in US Dollars	$6,507,000	$5,962,000	$545,000	9.1%

Sales in Euros	€5,216,000	€5,192,000	€24,000	0.5%

Average Exchange Rate	0.802	0.871

Total fiscal year 2005 sales in US Dollars were $6,507,000 compared to previous year sales of $5,962,000, an increase of $545,000 or 9.1%. Sales in Euros during the same period were €5,216,000 compared to €5,192,000, an increase of 0.5%. The increases are due primarily to the fluctuations in the exchange rate for the respective periods.

Cuisine Solutions France fiscal year 2005 sales by sales channel were as follows:

	YTD FY05	YTD FY04	$Change	%Change

Food Service	$3,029,000	$2,226,000	$803,000	36.1%
On Board Services	1,049,000	891,000	158,000	17.7%
Retail	2,388,000	2,839,000	(451,000)	(15.9%)
New Business	41,000	7,000	34,000	485.7%

Total	$6,507,000	$5,963,000	$544,000	9.1%

The On Board Services channel in France grew 17.7% compared to the same period of Fiscal 2004, while Food Service channel grew $803,000, or 36.1%, to $3,029,000 compared to the fiscal year 2004 YTD. Retail sales decreased $451,000 compared to fiscal year 2004 largely due to the phasing-out of low margin private label items.

GROSS MARGIN

A comparison of net sales, gross margin and net earnings from operations follows:

	Year to Date
	Dec. 11, 2004	Dec. 13, 2003	% Change
	(Dollars in thousands)
Net Sales	$19,765	$15,499	27.5%
Gross margin	5,026	3,456	45.4%
Gross margin percentage	25.4%	22.3%
Earnings from continuing operations	$812	$93	773.1%
Net earnings (loss)	$755	($118)	739.8%

Gross margin increased 45.4% compared to the fiscal year 2004 due primarily to significantly higher sales, increased production efficiencies, and better control over procurement costs. Gross margin as a percentage of sales should continue to increase as sales improve and certain costs remain fixed.

Gross margin in the US increased from 24.8% to 27.8% due to the Company’s ability to maintain a higher production volume during the period. The gross margin in France increased from 18.3% to 20.7% due to production and procurement efficiencies in relation to those sales. Cuisine Solutions management is confident that continued larger sales volume, cost management and production planning will result in high gross margins.

Selling and Administrative Expenses

A comparison of selling and administrative costs by geographic location is as follows:

	YTD Fiscal 2005	YTD Fiscal 2004	$Change	%Change

USA	$3,019,000	$2,394,000	$625,000	26.1%
France	924,000	707,000	217,000	30.7%

Total SG&A Expenses	$3,943,000	$3,101,000	$842,000	27.2%

Selling and administrative expenses increased $842,000 or 27.2% in fiscal 2005 compared to the same period of fiscal 2004. Expenses as a percentage of sales slightly decreased to 19.9% in fiscal 2005 comparable to the 20.0% same period in fiscal year 2004. The increase in selling expenses is mainly attributed to additional sales and administrative personnel hired to handle the growth in US and France. Management will continue to monitor such costs to ensure that they are aligned with expected business volume.

Depreciation and Amortization

Depreciation and amortization remained consistent for fiscal year 2005 and 2004.

Discontinued Operation

The Company’s Board of Directors approved a plan to discontinue its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile in exchange for a note for $500,000, payable to the Company in three installments, all due before March 2005, and equity in Cuisine Solutions Chile. The fair value of the equity was determined by management to be approximately $375,000. The Company recorded a gain of approximately $571,000 as a result of the sale of the equipment in its second quarter of fiscal year 2005. The salmon production from Norway has been replaced by the production of salmon by Cuisine Solutions Chile.

The discontinued operation in Norway had reported a $57,000 loss for the first two quarters fiscal year 2005 as compared to a loss of $211,000 same period last year. The loss in the first two quarters 2005 includes a gain on disposal of equipment of $571,000 and the expenses of $510,000 associated with the discontinuation. In October 2004, an agreement was signed with Hjelmeland Kommune to release the Company from the building lease in Norway. Since the lease was originally recorded as a capital lease, the capital lease asset of approximately $1,349,000 and related lease liability of $1,291,000 were offset with the difference being charged to discontinued operations. The Company was required, by local law in Norway, to provide notification of termination to all employees prior to the board of directors approval to discontinue operations. At December 11, 2004, $81,000 was accrued to satisfy serverance payments to such employees.

Impact of Inflation and the Economy

Variations in labor and ingredient costs can significantly affect the Company’s operations. Many of the Company’s employees are paid hourly rates related to, but generally higher than the federal minimum rates.

The Company’s sales pricing structure allows for the fluctuation of raw material prices. As a result, market price variations do not significantly affect the gross margin realized on product sales. Customer sensitivity to price changes can influence the overall sale of individual products. In the event of accelerated commodity price increases, the Company may suffer a short-term loss since customers cannot accept multiple price changes in short periods of time. The Company will continue to investigate larger purchase contracts for key raw materials where pricing to the customer can also be contracted.

In an effort to increase diversification to lower the impact of various economic events, management has re-focused its efforts to diversify sales in order to attain an even mix between sales channels. During the first two quarters of fiscal year 2005, the sales to the On Board Services channel, primarily airline and railroad accounts, were 31.5% of total revenues. Sales to the Foodservice Industry was 29.1%, primarily to hotel, restaurants and banquets, and 25.0% of sales were generated from the Retail channel. Military sales, to both the US Army and Navy, accounted for 10.0% of the total sales in the first two quarters of fiscal year 2005. Management has also placed increased focus on the National Restaurants Chain in the US.

Liquidity and Capital Resources

At December 11, 2004, the Company’s cash and cash equivalents were $610,000, compared with $1,395,000 at June 26, 2004. The decrease is primarily the result of cash used in operations of $2,082,000, offset by borrowings on the line of credit. Additionally, the Company held long term investments of $1,489,000 and $1,114,000 at December 11, 2004 and June 26, 2004, respectively. Long term investments and a cash deposit of $56,000 and $25,000 were used as collateral for the Standby Letter of Credit that secures the overdraft facility of the Norwegian subsidiary. There were no other restrictions on cash balances at December 11, 2004.

Net cash used by operations amounted to $2,082,000 for the first two quarters of fiscal 2005, compared to cash used of $1,128,000 for the same period in fiscal 2004. In the first two quarters of fiscal 2005, the Company used $1,792,000 to increase its inventory in preparation for its peak season in the second quarter. Cash in the amount of $548,000 was used by investing activities largely due to the investment in new production equipment. Financing activities provided net cash of $1,684,000.

At December 11, 2004, the Company had borrowings of $3,497,000, bearing interest at rates ranging from 3.3% to 6.6%.

In December 2000, Cuisine Solutions France entered into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% interest on the outstanding balance of the lease. The outstanding principal totaled $85,000 at December 11, 2004. In October 2002, Cuisine Solutions

France entered into a ten year term loan to finance the acquisition of land and a building to be used as a distribution plant in the amount of €190,000 or $217,000. This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is €15,000 (or $20,000) and the outstanding principal totaled €159,000 (or $211,000) at December 11, 2004. In March 2003, Cuisine Solutions France entered into a five year term loan to further expand the facility. This loan bears interest of 3.3% and the outstanding principal totaled €201,000 (or $266,000) at December 11, 2004, with a current portion of €52,000 (or $69,000). In June 2004, Cuisine Solutions France entered into a four year term loan to finance its new computer server and packaging line equipment in the amount of €57,000 or $69,000. The loan bears interest of 3.95% and the total outstanding principal was €52,000 (or $68,000) at December 11, 2004, with a current portion of €12,000 (or $16,000).

On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with FIC to provide working capital necessary to expand US operations. The loan accrued interest at 5% per annum and was payable upon maturity. In October 2004, the loan was extended to April 22, 2005. Total outstanding principal was $314,000 at December 11, 2004. In addition, on November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with FRC to provide working capital to its US operations. The loan bears interest of 5% per annum and is payable upon maturity. Under this loan, Cuisine Solutions pays interest on a quarterly basis beginning in April 2004, with a balloon payment for the total amount due three years from the origination of the loan. As discussed in Note 5, FIC and FRC are 100 percent owned by Cuisine Solutions majority shareholder, the JLV group.

On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line of credit to finance its working capital requirements in the US. The line of credit is secured by the Company’s US accounts receivable and inventory and further guaranteed by FRC and secured by real estate owned by FRC. This line of credit bears an interest rate of 0.5% over the prime interest rate, or 5.5% as of December 11, 2004, and is renewable on September 1, 2005. The outstanding principal was $2,024,000 as of December 11, 2004.

The Company’s discontinued Norwegian subsidiary has an outstanding working capital commitment for its liquidity needs in Norway in the form of an overdraft facility. As of December 11, 2004, the Company had an outstanding balance of $1,106,000 under the line of the credit. The Company intends to liquidate its long-term investments to satisfy this debt obligation. Additionally, in October 2004, an agreement was signed with Hjelmeland Kommune to release the Company from the building lease in Norway. Since the lease was originally recorded as a capital lease, the capital lease asset of approximately $1,349,000 and related lease liability of $1,291,000 were offset with the difference being charged to discontinued operations.

Future Prospects

Cuisine Solutions anticipates strong growth in sales in the US and moderate growth in France during fiscal year 2005. Effort will be made to grow all channels in both the US and France as a hedge against a disruption in any one channel in any geographic location.

Food Service

The Food Service channel will continue to manage the hotel, resort and convention center restaurant and banquet menu programs while working to reduce distribution costs of shipping directly to the customer’s facilities. The fiscal 2005 strategy involves the continued penetration into large key national accounts, banquet centers and casinos. Demand has started to level-off in the US for Low Carbohydrate items in the Food Service channel. Demand for food service products in France increased significantly during the past two years and we expect further growth for fiscal year 2005 due to continued satisfaction with the quality and variety of products offered by the Company. Customers in the Food Service sales channel place high value on the labor savings, quality, consistency, and food safety associated with Cuisine Solutions products. Management will work to find new growth strategies for this channel, including adding sales personnel where appropriate and improving distribution to our customers.

On Board Services

On Board Services was highly affected by the slowdown of the travel industry after September 2001. However, close customer focus has continued to show very positive results over the last year. Cuisine Solutions will continue to pursue growth by increasing the number of menu items sold to each of its customers working directly and indirectly with the airlines and railways in the US and in Europe. As the airline and related support industries search for more options to reduce costs and consolidate their workforces, management is exploring opportunities with each airline to provide them with high quality, fully cooked first class and business class meals that provide greater potential flexibility and less labor to the customers. There is still instability and risk associated with this market, and management is taking a cautious approach with all of our business partners in the supply chain. Cuisine Solutions has also experienced increased sales in the passenger rail industry over the last year which is expected to continue.

Retail

Fiscal 2005 showed significant growth in the Company’s retail sales program, particularly with the club retailers, and it is beginning to allow the Company to capture the high volume benefits of US retail without the marketing investment usually required in doing business with US retailers. Cuisine Solutions is also beginning to gain brand awareness from its premium frozen foods sales. Cuisine Solutions will continue to introduce new product offerings to retail in fiscal 2005 and hopes to see significant growth in this channel during the fiscal year. Cuisine Solutions has been eliminating some of its low margin private label items in France over the last two quarters and will continue to monitor its marketing strategy in France.

Military

The US Military channel in particular, the Navy, continues to be managed via a broker/distributor, adding very little in terms of sales and administrative expense. The Company has been working for over a year to place items into the Army Unitized Group Rations A (UGR-A) program. Two Cuisine Solutions items were tested and selected for a 14 entrée rotating menu which began in October 2004. Cuisine Solutions will very likely place the same two products on the Army 21 day cycle Concept of Operations (CONOPS) menu for overseas military operations dining halls. There is no guarantee that the Army will purchase the items from the Company, but the UGR-A menu started in second quarter of fiscal year 2005 and could lead to strong growth in this channel. The Company will also attempt to place its products on other US military menus during fiscal year 2005.

National Restaurant Chains

The Company will further pursue its role as a supplier to national restaurant chains in both the US and France which consider the Company’s product quality and ease of use an attractive alternative for providing new and promotional menu items. The Company is also focusing on products that are very difficult for a restaurant chain to prepare because of complexity or long cooking times. The Company had significant sales growth in this channel in the US during fiscal year 2004, and has added one additional sales person to this channel to help increase its growth in 2005. Although the Company’s products are of relatively high cost for many chains, management believes there is a significant untapped market for our upscale, fully cooked products for the same reasons such products are appealing to hotels and resorts.

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

Foreign Currency Risk:

The majority of the Company’s sales are denominated in U.S. dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The French subsidiary reports its operations in Euros. As currency exchange rates fluctuate, translation of the income statement for the French operations into U.S. dollars affects year-over-year comparability of operating results. Sales, which are subject to these foreign currency fluctuations, are currently 32.9% of the Company’s sales. The total assets of the subsidiaries are approximately 37.7% of the Company’s total assets. The Company does not enter into hedge transactions to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

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

The travel industry, and specifically the airlines, has been a major source of Cuisine Solutions revenue and formal business strategy. Management cannot forecast the continued stability of the industry. Cuisine Solutions will position itself to provide maximum value to our airline and travel related partners during these turbulent times.

Although Cuisine Solutions products have been selected for the Army UGR-A program, and will likely be added to the CONOPS program, there is no guarantee that the Army will buy from Cuisine Solutions and there is no volume guarantee or guarantee the products will stay on the menu. The potential volumes would also decrease as the US military returns to a peacetime environment.

Item 4. Controls and Procedures

Within 120 days prior to the date of this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company’s periodic SEC filings. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

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

CUISINE SOLUTIONS, INC.

Date: January 25, 2005	By:	/s/Stanislas Vilgrain

Stanislas Vilgrain
Chief Executive Officer

	By:	/s/Y. Tristan Kuo

Y. Tristan Kuo
Vice President of Finance,
Treasurer and
Corporate Secretary