Form 10-Q
period 2005-04-02
CUISINE SOLUTIONS INC
filed 2005-05-17
CIK 737602

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-32439

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 16, 2005.

Common Stock 0.01 par value	Number of Shares
Class A	15,965,538
Class B	None

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

CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 2,	June 26,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$903,000	$1,395,000
Trade accounts receivable, net of reserve of $415,000 and $68,000 as of April 2, 2005 and June 26, 2004, respectively	3,779,000	3,754,000
Inventory, net	8,144,000	5,420,000
Prepaid expenses	395,000	140,000
Notes receivable, related party	86,000	58,000
Other current assets	358,000	266,000
Assets held for disposal from discontinued operations	469,000	1,972,000

TOTAL CURRENT ASSETS	14,134,000	13,005,000

Investments	1,468,000	1,114,000
Property and Equipment, net	3,805,000	3,545,000
Other assets	68,000	46,000

TOTAL ASSETS	$19,475,000	$17,710,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line-of-Credit	$2,074,000	$—
Current portion of long-term debt	481,000	921,000
Accounts payable and accrued expenses	4,505,000	4,260,000
Accrued payroll and related liabilities	1,427,000	1,340,000
Liabilities from discontinued operations	1,730,000	3,635,000

Total current liabilities	10,217,000	10,156,000

Long-term debt, less current portion	1,081,000	982,000

TOTAL LIABILITIES	11,298,000	11,138,000

Stockholders’ equity
Common stock — $.01 par value, 20,000,000 shares authorized, 15,960,538 and 15,834,788 shares issued and outstanding at April 2, 2005 and June 26, 2004, respectively	160,000	159,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	26,627,000	26,380,000
Accumulated deficit	(19,224,000)	(20,490,000)
Accumulated Other Comprehensive Income
Unrealized gain on debt and equity investments	(3,000)	17,000
Cumulative translation adjustment	617,000	506,000

TOTAL STOCKHOLDERS’ EQUITY	8,177,000	6,572,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,475,000	$17,710,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarter		Year to Date
	Sixteen Weeks Ended		Forty Weeks Ended
	Apr 02, 2005	Apr 03, 2004	Apr 02, 2005	Apr 03, 2004
NET SALES	$14,355,000	$10,913,000	$34,120,000	$26,411,000
Cost of goods sold	10,553,000	8,539,000	25,292,000	20,581,000

Gross Margin	3,802,000	2,374,000	8,828,000	5,830,000

Selling and administration	3,077,000	2,498,000	7,020,000	5,598,000
Depreciation and amortization	158,000	123,000	370,000	348,000

Earnings from operations	567,000	(247,000)	1,438,000	(116,000)

Nonoperating income (expense) from continuing operations
Investment income	19,000	19,000	47,000	50,000
Interest expense	(49,000)	3,000	(118,000)	(14,000)
Other income (expense)	(26,000)	(21,000)	(44,000)	(73,000)

Total non-operating expense from continuing operations	(56,000)	1,000	(115,000)	(37,000)

Earnings (Loss) from continuing operations before income taxes	511,000	(246,000)	1,323,000	(153,000)
Provision for income taxes	—	—	—	—

Earnings (Loss) from continuing operations before discontinued operations	511,000	(246,000)	1,323,000	(153,000)

Loss from discontinued operations
Loss from operations of CS Norway	—	(316,000)	(57,000)	(527,000)
Provision for income taxes	—	—	—	—

Net loss from discontinued operations	—	(316,000)	(57,000)	(527,000)

NET EARNINGS (LOSS)	$511,000	$(562,000)	$1,266,000	$(680,000)

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations per common share-basic and diluted	$0.03	($0.02)	$0.08	($0.01)
Loss from discontinued operations per common share-basic and diluted	—	($0.02)	—	($0.03)
Net earnings (loss) per common share-basic	$0.03	($0.04)	$0.08	($0.04)
Net earnings (loss) per common share-diluted	$0.03	($0.04)	$0.08	($0.04)

Weighted average shares outstanding-basic	15,947,547	15,826,931	15,909,930	15,825,645
Common stock equivalents	1,772,690	—	1,506,989	—

Weighted average shares outstanding-diluted	17,720,237	15,826,931	17,416,919	15,825,645
	-

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Forty weeks ended
	April 2,	April 3,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss ) from continuing operations	$1,323,000	$(153,000)
Net Loss from discontinued operations	(57,000)	(527,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	587,000	545,000
Allowance for doubtful accounts	347,000	475,000
Inventory obsolescence reserve	55,000	(251,000)
Stock based compensation	131,000	49,000
Changes in assets and liabilities:
Increase in accounts receivable trade	(372,000)	(1,228,000)
Increase in inventory	(2,779,000)	(389,000)
(Increase) decrease in prepaid expenses	(255,000)	119,000
Increase in notes receivable, related party	(28,000)	(44,000)
Increase in other assets	(114,000)	(190,000)
Increase in accounts payable and accrued expenses	176,000	409,000
Increase in accrued payroll and related liabilities	87,000	45,000
Increase in other liabilities	69,000	22,000
Changes in assets and liabilities of discontinued operations	(206,000)	276,000
Gain on disposal of assets of discontinued operations	(571,000)	—

Net cash used in operating activities	(1,607,000)	(842,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments	—	175,000
Capital expenditures	(846,000)	(354,000)

Net cash used in investing activities	(846,000)	(179,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on Line-of-credit	2,074,000	—
Borrowings on debt obligations	200,000	—
Payments on notes payable	(541,000)	838,000
Proceeds from issuance of common stock	117,000	6,000

Net cash provided in financing activities	1,850,000	844,000

Net decrease in cash and cash equivalents	(603,000)	(177,000)
Effect of exchange rate on cash	111,000	210,000
Cash and cash equivalents, beginning of period	1,395,000	867,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$903,000	$900,000

See accompanying notes to consolidated financial statements

Cuisine Solutions, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Unrealized Gain
		Additional		(Loss) on Debt	Cumulative	Total
	Common	Paid-In	Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit	Investments	Adjustment	Equity

Balance, June 26, 2004	$159,000	$26,380,000	$(20,490,000)	$17,000	$506,000	$6,572,000

Exercise of common stock options	1,000	116,000	—	—	—	117,000
Stock-based compensation	—	131,000	—	—	—	131,000
Ten periods 2005 net earnings	—	—	1,266,000	—	—	1,266,000
Other Comprehensive Income/(loss)
Unrealized loss on debt and equity investments	—	—	—	(20,000)	—	(20,000)
Translation adjustment	—	—	—	—	111,000	111,000
Other Comprehensive Income	—	—	—	—	—	91,000

Comprehensive income						1,357,000

Balance, April 2, 2005	$160,000	$26,627,000	$(19,224,000)	$(3,000)	$617,000	$8,177,000

				Unrealized Gain
		Additional		(Loss) on Debt	Cumulative	Total
	Common	Paid-In	Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit	Investments	Adjustment	Equity
Balance, June 28, 2003	$159,000	$26,284,000	$(19,486,000)	$59,000	$450,000	$7,466,000

Exercise of common stock options		7,000				7,000
Stock-based compensation		49,000				49,000
Ten periods 2004 net loss	—	—	(680,000)	—	—	(680,000)
Other comprehensive income/(loss)
Unrealized loss on debt and equity investments	—	—	—	(7,000)	—	(7,000)
Translation adjustment	—	—	—	—	210,000	210,000
Other comprehensive income	—	—	—	—	—	203,000

Comprehensive Income	—	—	—	—	—	(477,000)

Balance, April 3, 2004	$159,000	$26,340,000	$(20,166,000)	$52,000	$660,000	$7,045,000

Cuisine Solutions, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1)	Financial Statements

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

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under ARB No. 43, Chapter 4.

The Company determines the inventory obsolescence reserve based on the Management’s historical experience and establishes reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. Total inventory obsolescence reserves as of April 2, 2005 and June 26, 2004 were $217,000 and $162,000, respectively.

     Inventory consists of:

	April 2, 2005	June 26, 2004

Raw materials	$2,328,000	$1,586,000
Frozen product & other finished goods	4,892,000	3,335,000
Packing materials & supplies	1,141,000	661,000

	8,361,000	5,582,000
Less obsolescence reserve	(217,000)	(162,000)

	$8,144,000	$5,420,000

4)	Commitments and Contingencies

From time to time, the Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.

5)	Transactions with Related Parties

As of April 2, 2005, the Company had an accrued liability of $261,000 payable to Food Research Corporation (“FRC”). The liability was previously payable to SOMDIAA and was assumed by FRC. SOMDIAA is a holding company which is majority owned by Secria, S.A. and Secria Europe, S.A. Both enterprises are owned by the Jean-Louis Vilgrain family (“JLV Group”); and FRC is owned by Secria

Europe, S.A. SOMDIAA provides the administration of French Social Security healthcare and retirement plans for individuals who work within the JLV Group. The primary portion of the accrual is related to amounts billed from SOMDIAA for separate health and retirement plans for the President of the Company and two other non-officer key employees.

On June 12, 2001, the Company signed an agreement with Inversiones Stefal ltda of Chile, Farmers Market Land of Germany, Inversiones Continex of Chile, and Iso-Tech Ltda of Brazil (the “parties”) to create a joint venture that was originally contemplated to be structured as a partnership, to build a sous-vide processing facility in Chile. This initial agreement was terminated without prejudice between the parties in fiscal year 2003 prior to the capitalization of the partnership. However, the parties decided to continue the project through the formation of a corporation, Cuisine Solutions Chile, S.A. (“Cuisine Solutions Chile”). The Company received a 10% interest in Cuisine Solutions Chile and is a minority shareholder of Cuisine Solutions Chile. The 10% interest was issued to the Company in consideration of certain intangible assets, such as know-how for the plant development and operations and marketing support, all of which had no carrying value on the Company’s balance sheet. Cuisine Solutions Chile is controlled by its majority shareholder and its affiliates, none of which are affiliated with the Company. The intended purpose of the facility is to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. An agreement to market certain sous-vide products was signed by the parties and a commercial agreement regarding the purchase of certain raw materials from Cuisine Solutions Chile was signed in fiscal year 2004. The plant began operations in August 2004. During the Company’s second quarter of fiscal year 2005, Cuisine Solutions Chile conducted a capital raise from its existing shareholders. In order to maintain the Company’s 10% interest in Cuisine Solutions Chile, the Company sold equipment from its discontinued facility in Norway to Cuisine Solutions Chile in exchange for a note receivable of $500,000 payable in three installments, all due before March 2005, and $500,000 in equity in Cuisine Solution Chile (determined based upon cash invested by the majority shareholder of Cuisine Solutions, Chile). As of April 2, 2005, the $500,000 note has been paid in full. Management recorded a discount of $125,000 against the value of the equity received. Management believes that this discount is appropriate because there is no ready market for the stock of Cuisine Solutions Chile, Cuisine Solutions Chile has a limited operating history, and the Company’s ownership stake represents only a minority interest in Cuisine Solutions Chile. The Company’s 10% equity investment in Cuisine Solutions Chile is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile.

Food Investors Corporation (“FIC”) and FRC are owned by the JLV Group. On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with FIC to provide short term working capital necessary to expand operations. The loan accrued interest at 5% per annum and was payable upon maturity. In April 2005, the loan was extended to October 22, 2005. Total outstanding principal was $258,000 at April 2, 2005. In addition, on November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with FRC to provide working capital necessary to expand operations. The loan bears interest of 5% per annum and is payable upon maturity. Under this loan, Cuisine Solutions has been paying interest on a quarterly basis since April 2004, with a balloon payment for the total amount due three years from the origination of the loan.

On July 10, 2004 the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line of credit to finance its working capital requirements in the United States. The line of credit is secured by the Company’s US accounts receivable and inventory and further guaranteed and secured with real estate owned by FIC. This line of credit bears an interest rate of 0.5% over the prime interest rate (6% at April 2, 2005) and is renewable on September 1, 2005. As of April 2, 2005, the outstanding principal was $2,074,000.

6)	Discontinued Operations

The Company discontinued its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile in exchange for a note for $500,000, and equity in Cuisine Solutions Chile. As previously discussed, the fair value of the equity was determined by management to be approximately $375,000. The Company recorded a gain of approximately $571,000 as a result of the sale of the equipment in its second quarter of fiscal year 2005. The salmon production from Norway has been replaced by the production of salmon by Cuisine Solutions Chile.

The assets and liabilities from discontinued operations at April 2, 2005 and June 26, 2004 are as follows:

	April 2, 2005	June 26, 2004
Assets of discontinued operations:
Restricted Cash	$452,000	$96,000
Accounts receivable, net	16,000	83,000
Other assets	1,000	345,000
Fixed assets	—	1,448,000

Total assets of discontinued operations	$469,000	$1,972,000

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$238,000	$1,265,000
Note payable	1,492,000	2,370,000

Total liabilities of discontinued operations	$1,730,000	$3,635,000

The note payable includes a $1,492,000 outstanding loan on a working capital overdraft line of credit with Den Norske Bank. The overdraft facility is secured by cash deposit of $452,000 and a letter of credit posted by the U.S. operations banking institution that is renewed semi-annually. Long term investments of $1,093,000 and a $61,000 cash deposit have been pledged as collateral to secure the letter of credit. The Company intends to liquidate the investments to satisfy the outstanding debt obligation.

In October 2004, an agreement was signed with Hjelmeland Kommune to release the Company from the building lease in Norway. Since the lease was originally recorded as a capital lease, the capital lease asset of approximately $1,349,000 and related lease liability of $1,291,000 were offset with the difference being charged to the discontinued operations.

The following amounts related to Cuisine Solutions Norway have been segregated from continuing operations and reflected as follows:

	Sixteen weeks ended		Forty weeks ended
	Apr. 2, 2005	Apr. 3, 2004	Apr. 2, 2005	Apr. 3, 2004
Net Sales	$—	$256,000	$31,000	$946,000
Expenses:
Cost of goods sold	—	514,000	113,000	1,362,000
Selling and administrative expense	—	5,000	1,000	21,000
Other operating expense	—	—	463,000	—
Interest expense	—	56,000	83,000	95,000
Other expense (income)	—	(3,000)	(1,000)	(5,000)

Loss from discontinued operations	—	(316,000)	(628,000)	(527,000)
Gain from disposal of assets	—	—	571,000	—

Net earnings (Loss) from discontinued operations	$—	$(316,000)	$(57,000)	$(527,000)

7)	Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also includes common stock equivalents outstanding during the period if dilutive. The Company’s common stock equivalents consist of stock options. The weighted average number of shares outstanding related to stock options was 2,903,941 and 2,893,589 for the sixteen weeks and forty weeks ended April 2, 2005, respectively. For the sixteen weeks and forty weeks ended April 3, 2004, 2,760,074 and 2,252,730 common stock options were not included in the diluted earnings per share calculations as the effect would be anti-dilutive.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s earnings (loss) and basic and diluted earnings (loss) per common share would have been as follows:

	Sixteen weeks ended		Forty weeks ended
	Apr. 2, 2005	Apr. 3, 2004	Apr. 2, 2005	Apr. 3, 2004
Net earnings (loss) applicable to common shareholders	$511,000	$(562,000)	$1,266,000	$(680,000)
Add: Stock-based employee compensation cost included in reported net earnings (loss)	$47,000	$49,000	$131,000	$49,000
Less: Total stock-based compensation expense Determined under the fair value method	$(224,000)	$(84,000)	$(482,000)	$(202,000)
Pro forma net earnings (loss)	$334,000	$(597,000)	$915,000	$(833,000)
Earnings (Loss) per common share:
Basic – as reported	$0.03	$(0.04)	$0.08	$(0.04)
Diluted – as reported	$0.03	$(0.04)	$0.08	$(0.04)
Basic – pro forma	$0.02	$(0.03)	$0.06	$(0.05)
Diluted – pro forma	$0.02	$(0.03)	$0.06	$(0.05)
Weighted average common shares outstanding-basic	15,947,547	15,826,931	15,909,930	15,825,645
Common stock equivalents	1,772,690	—	1,506,989	—
Weighted average common shares outstanding-diluted	17,720,237	15,826,931	17,416,919	15,825,645

9)	Recent Accounting Pronouncements

In December 2004, Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004), “Shared-Based Payment”. Revised SFAS 123(R) addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the first quarter of fiscal year 2006. The Company is currently evaluating the impact that this pronouncement will have on its future operations.

In December 2004, FASB issued SFAS 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. This Statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This pronouncement will be effective for fiscal year 2006. However, as the Company does not include amounts of idle facility expense, freight, handling costs and wasted material in its inventory, the adoption of SFAS 151 will not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with the SEC, in its reports to shareholders and in press releases. One can identify these forward-looking statements by use of words such as “strategy,” “expects,” “plans,” “anticipates,” “believes,” “will,” “continues,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. The Company cannot guarantee that any forward-looking statement will be realized, although it believes that it has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties, and the possibility of inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated, or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in the Company’s securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement make by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements. It is not possible to predict or identify all risk factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. The Company does not undertake to update any forward-looking statement that it may make from time to time.

Among the factors that could cause the Company’s actual results to differ from such forward-looking statements are factors relating to:

(a)	a significant change of the Company’s relationship with its customers in channels where concentration of sales to certain number of customers exists;

(b)	the impacts on the Company’s profitability from the fluctuations in the availability and cost of raw materials;

(c)	the impacts on the Company’s reported earnings from fluctuations in foreign currency exchange rates, particularly the Euro and Norwegian Kroner.

In addition, the Company’s results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, and laws and regulations in markets where the Company competes.

CRITICAL ACCOUNTING ESTIMATES

A summary of the Company’s significant accounting policies is discussed below. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies to areas including the allowance for doubtful accounts, inventory obsolescence reserve and deferred tax valuation allowance. Management bases its judgments and estimates on current and historical data, past experience and other assumptions and information that it believes are reasonable and reliable.

Trade receivables are reported in the consolidated balance sheets net of the allowance for doubtful accounts. Generally, the Company considers receivables past due 30 days subsequent to the billing date. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical collection experience or changes in the financial condition of our customers. As these factors change, our allowance for doubtful accounts may change in subsequent accounting periods. Generally, losses have historically been within management’s expectations. As of April 2, 2005, the Company maintained an allowance for doubtful accounts of approximately $415,000, or 9.9% of total receivable balance.

The Company determines the inventory obsolescence reserve based on the aging or spoilage of product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. The inventory obsolescence reserve as of April 2, 2005 was $217,000, or 2.6% of total inventory.

The Company accounts for corporate income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company has fully reserved its deferred tax asset given its history of operating losses.

RECENT ACCOUNTING PRONOUCEMENTS

In December 2004, Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004), “Shared-Based Payment”. Revised SFAS 123(R) addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the first quarter of fiscal year 2006. The Company is currently evaluating the impact that this pronouncement will have on its future operations.

In December 2004, FASB issued SFAS 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. This Statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This pronouncement will be effective for fiscal year 2006. However, as the Company does not include amounts of idle facility expense, freight, handling costs and wasted material in its inventory, the adoption of SFAS 151 will not have a material impact on the Company’s financial position or results of operations.

RESULTS OF OPERATIONS

Revenue in the third quarter of fiscal 2005 increased $3,442,000 from $10,913,000 to $14,355,000, a 31.5% increase compared to the same quarter of the previous fiscal year due primarily to stronger sales in the Military, Food Service, and On Board Services channels. US Military sales rose by 832.9%, due to the increased demand from the US Army overseas, and sales within the Food Service channel improved 42.3%, due to the strong growth in Europe, while On Board Services sales increased by 25.6% due to continued improvement in the travel industry, compared to the third quarter of fiscal 2004.

The Company reported net earnings from continuing operations for the third quarter of fiscal year 2005 of $511,000 compared to a loss of $246,000 for the same quarter of fiscal year 2004. The 307.7% increase in net earnings from continuing operations was primarily due to a 31.5% increase in sales and a 60.2% increase in gross margin, as a result of the higher sales and the corresponding production and procurement efficiencies achieved.

NET SALES

Third quarter 2005 revenue of $14,355,000 increased by 31.5% compared to the previous fiscal year’s third quarter revenue of $10,913,000. US and France sales grew 31.8% and 31.1%, respectively, compared to the same quarter in fiscal year 2004. Information as to the Company’s sales by geographical locations are as follows:

	Q3 Fiscal 2005	Q3 Fiscal 2004	$ Change	%Change
USA	$9,113,000	$6,916,000	$2,197,000	31.8%
France	5,242,000	3,997,000	1,245,000	31.1%

Total Net Sales	$14,355,000	$10,913,000	$3,442,000	31.5%

US SALES

Cuisine Solutions US Fiscal Years 2005 and 2004 third quarter sales by sales channel are as follows:

	Q3 FY05	Q3 FY04	$Change	%Change
Food Service	$1,861,000	$1,786,000	$75,000	4.2%
On Board Services	3,285,000	2,579,000	706,000	27.4%
Retail	1,387,000	1,762,000	(375,000)	(21.3%)
Military	2,015,000	216,000	1,799,000	832.9%
National Restaurant Chain	565,000	573,000	(8,000)	(1.4%)

Total	$9,113,000	$6,916,000	$2,197,000	31.8%

Fiscal year 2005 third quarter sales increased $2,197,000 to $9,113,000, a 31.8% increase from the previous fiscal year third quarter sales of $6,916,000.

Food Service sales for the third quarter fiscal year 2005 increased $75,000, or 4.2%, to $1,861,000 as compared to the same quarter of fiscal year 2004 of $1,786,000. The increase in this period was due primarily to increased sales to hotels and conventions centers for special events, partially offset by the diminished demand for low carbohydrate products.

Fiscal year 2005 third quarter sales from the On Board Services channel totaled $3,285,000 compared to previous year third quarter sales of $2,579,000, an increase of $706,000 or 27.4%. Sales to the On Board Services channel increased in the third quarter as US airlines and passenger rails continued their recovery. Although the airline industry is still experiencing significant financial problems, the first class and business class food that the Company provides has increased as the number of passengers has increased and the number of the Company product offerings has increased.

Retail sales for the third quarter of fiscal 2005 decreased $375,000 (or 21.3%) to $1,387,000 from $1,762,000, compared to the same period of the previous fiscal year due primarily to management’s decision to exit from a certain low-margin accounts in this channel.

Military sales for the third quarter 2005 increased 832.9% to $2,015,000 from $216,000 in fiscal 2004 primarily due to the increased demand from the US Army. The Company began delivering items for the Army Field Rations program called the Unitized Group Rations A (UGRA) menu in October 2004. Since the second quarter of fiscal year 2005, the US Army has begun to supply these products to locations such as Iraq and Afghanistan.

National Restaurant Chain sales for the third quarter of fiscal year 2005 totaled $565,000, and were comparable to sales of $573,000 in fiscal 2004. The small decrease in sales of $8,000 (or 1.4%) is due to decreased sales to some existing customers. The Company will continue to pursue its role as a supplier for national restaurant chains who consider the Company’s product quality and ease of use an attractive alternative for providing promotional menu items.

FRANCE SALES

Cuisine Solutions France fiscal year 2005 third quarter sales compared to the prior year third quarter and respective exchange rates are as follows:

	Fiscal 2005	Fiscal 2004
	France Q3 Sales	France Q3 Sales	$Change	%Change
Sales in US Dollars	$5,242,000	$3,997,000	$1,245,000	31.1%

Sales in Euros	€4,004,000	€3,207,000	€797,000	24.9%

Average Exchange Rate	0.764	0.802

The total fiscal year 2005 third quarter sales in US Dollars were $5,242,000 versus previous year sales of $3,997,000, an increase of $1,245,000 or 31.1%. Sales in Euros during the same period were €4,004,000 versus €3,207,000 respectively, an increase of 24.9%. The increase was due to the US dollar – Euro fluctuation and the increase in food service channel which resulted from domestic demand and aggressive sales efforts.

Cuisine Solutions France fiscal year 2005 third quarter sales by sales channel were as follows:

	Q3 FY05	Q3 FY04	$Change	%Change
Food Service	$2,926,000	$1,577,000	$1,349,000	85.5%
On Board Services	578,000	496,000	82,000	16.5%
Retail	1,727,000	1,907,000	(180,000)	(9.4%)
New Business	11,000	17,000	(6,000)	(35.3%)

Total	$5,242,000	$3,997,000	$1,245,000	31.1%

Food Service sales grew $1,349,000, or 85.5%, to $2,926,000 compared to the third quarter of fiscal year 2004 due primarily to an increase in sales efforts in the channel, and the On Board Services channel grew 16.5% compared to the same quarter of Fiscal 2004 as airlines in Europe continued their recovery . The retail sales decreased $180,000 in the third quarter of fiscal year 2005, compared to same period fiscal year 2004, largely due to the phasing-out of low margin private label items.

GROSS MARGIN

A comparison of net sales, gross margin and net earnings from operations follows:

	Quarter Ended
	Apr. 2, 2005	Apr. 3, 2004	% Change
	(Dollars in thousands)
Net Sales	$14,355	$10,913	31.5%
Gross margin	3,802	2,374	60.2%
Gross margin percentage	26.5%	21.8%
Earnings from continuing operations	$511	($246)	307.7%
Net earnings	$511	($562)	190.9%

Gross margin increased 60.2% compared to the third quarter fiscal year 2004 due primarily to significantly higher sales, production efficiencies, and better management control over procurement costs in relation to those sales. The Company has strategically built sales channels over the past few years to include military and retail accounts and meals for passenger rail lines, and has seen consistent results in its French subsidiary. Gross margin as a percentage of sales should continue to increase as sales improve and certain production costs remain fixed.

For the third quarter 2005, gross margin as a percentage of sales in the US increased from 23.5% to 28.9%, due to the Company’s ability to maintain a higher production volume during the period and improved management control over production planning and procurement costs. The gross margin in France increased from 18.8% to 22.3%, for the same period due to production and procurement efficiencies in relation to those sales. The Company expects sales volume to continue to increase and that continued cost management and production planning will result in higher gross margins for the remainder of fiscal 2005.

Selling and Administrative Expenses

A comparison of selling and administrative costs by geographic location is as follows:

	Q3 Fiscal 2005	Q3 Fiscal 2004	$Change	%Change
USA	$2,187,000	$1,895,000	$292,000	15.4%
France	890,000	603,000	287,000	47.6%

Total SG&A Expenses	$3,077,000	$2,498,000	$579,000	23.2%

Selling and administrative expenses increased $579,000 or 23.2% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Increases in such expenses over the prior year are mainly the result of hiring additional sales and marketing personnel. Selling and administrative expenses as a percentage of sales decreased to 21.4% in the third quarter of fiscal 2005 compared to 22.9% in the same quarter of fiscal year 2004 as a result of cost cutting strategies implemented in previous years. Management will continue to monitor such costs to ensure that they are aligned with expected business volume.

Depreciation and Amortization

Depreciation and amortization increased $42,000 to $231,000 for the third quarter of fiscal year 2005, compared with $189,000 for the same period in 2004. This increase is related to the purchase of equipment in the US and France.

Non-operating Income and Expense from Continuing Operations

Investment income consists of income earned on funds invested in corporate bonds and treasury bills. Management maintains these funds in a trust account with the majority of the funds invested in government securities.

Interest expense relates to outstanding borrowings in the US and France. Interest expense has increased over the prior period as a result of the Company’s need to borrow funds to finance increased production volume.

Also included in the Non-operating Income (Expense) from Continuing Operations are foreign exchange losses of $8,000 and $34,000 for the sixteen weeks ended April 2, 2005 and April 3, 2004, respectively.

Provision for Taxes

No provision for income taxes was recorded during the third quarter of fiscal 2005 given the Company’s history of losses. Management will continue to evaluate the Company’s ability to benefit from its deferred tax assets and make adjustments as necessary to the valuation allowance.

Discontinued Operations

The Company’s Board of Directors approved a plan to discontinue its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile in exchange for a note for $500,000, payable to the Company in three installments, all due before March 2005 and equity in Cuisine Solutions Chile. As explained in Note 5 to the Unaudited Consolidated Financial Statements, the fair value of the equity was determined by management to be approximately $375,000. The Company recorded a gain of approximately $571,000 as a result of the sale of the equipment in its second quarter of fiscal year 2005. The salmon production from Norway has been replaced by the production of salmon by Cuisine Solutions Chile.

Forty Weeks Ended April 2, 2005 Compared to Forty Weeks Ended April 3, 2004

RESULTS OF OPERATIONS

Revenue for the first three quarters of fiscal 2005 increased $7,709,000 from $26,411,000 to $34,120,000, a 29.2% increase compared to same period of the previous year, primarily due to the increased sales in all sales channels in the US and most of the channels in France.

The Company reported a net earnings of $1,323,000 from continuing operations for the three quarters of fiscal 2005, or a 964.7% increase, compared to the net loss from continuing operations of $153,000 in 2004. The increase in earnings was primarily driven by a 29.2% increase in sales and lower cost of goods sold due to manpower and production efficiencies and lower raw material cost. The Company reported a loss of $57,000 from discontinued operations, compared with the loss of $527,000 in same period last year, as a result of the discontinuation of its Norway manufacturing operations in October 2004, as further described in note 6 of the Notes to the Unaudited Consolidated Financial Statements.

NET SALES

The revenues for the first three quarters of fiscal 2005 YTD and fiscal 2004 YTD by geographic location are as follows:

	YTD Fiscal 2005	YTD Fiscal 2004	$Change	%Change
USA	$22,371,000	$16,452,000	$5,919,000	36.0%
France	11,749,000	9,959,000	1,790,000	18.0%

Total Net Sales	$34,120,000	$26,411,000	$7,709,000	29.2%

US SALES

Fiscal year 2005 YTD sales increased $5,919,000 to $22,371,000, a 36.0% increase from the previous fiscal year YTD sales of $16,452,000.

Cuisine Solutions US Fiscal Years 2005 and 2004 YTD sales by sales channel are as follows:

	YTD FY05	YTD FY04	$Change	%Change
Food Service	$4,585,000	$4,242,000	$343,000	8.1%
On Board Services	8,466,000	6,826,000	1,640,000	24.0%
Retail	3,941,000	3,285,000	656,000	20.0%
Military	4,000,000	867,000	3,133,000	361.4%
National Restaurant Chain	1,379,000	1,232,000	147,000	11.9%

Total	$22,371,000	$16,452,000	$5,919,000	36.0%

Food Service revenue increased 8.1% or $343,000 compared to the same period of fiscal year 2004. The increase is due to an increase in sales to hotels and convention centers for special events as a result of the Company’s focused sales effort and higher corporate spending on conventions.

Fiscal year 2005 YTD sales from the On Board Services channel totaled $8,466,000 compared to previous fiscal sales of $6,826,000, an increase of $1,640,000 or 24.0%. Sales to the On Board Services channel increased as US airlines and passenger rails continued their recovery. The On Board Services channel continued to increase the number of products it provides to the carriers who continue to provide in-flight meals.

Retail sales in fiscal 2005 increased $656,000, or 20.0%, to $3,941,000 from $3,285,000, due primarily to the expanded product roll-out of Cuisine Solutions brand frozen food items to North American retailers.

Military sales for fiscal 2005 YTD increased 361.4% to $4,000,000 from $867,000 compared to fiscal 2004 primarily due to the increased sales to the US Army and Navy. Cuisine Solutions began delivering items for the Army Field Rations program called the Unitized Group Rations A (UGRA) menu in October 2004. The US Army has been supplying these products to locations such as Iraq and Afghanistan since the second quarter of fiscal year 2005.

National Restaurant Chain sales for the three quarters of fiscal year 2005 totaled $1,379,000, up from $1,232,000 in fiscal 2004. The sales increase of $147,000, or 11.9%, is attributed to increased sales to existing national restaurant chain customers as well as limited sales to new customers. The Company will further pursue its role as a supplier for national restaurant chains who consider the Company’s product quality and ease of use an attractive alternative for providing promotional menu items.

FRANCE SALES

Cuisine Solutions France’s fiscal year 2005 YTD sales compared to prior year and respective exchange rates are as follows:

	Fiscal 2005	Fiscal 2004
	France YTD Sales	France YTD Sales	$Change	%Change
Sales in US Dollars	$11,749,000	$9,959,000	$1,790,000	18.0%

Sales in Euros	€9,219,000	€8,399,000	€820,000	9.8%

Average Exchange Rate	0.785	0.843

Total fiscal year 2005 YTD sales in US Dollars were $11,749,000 compared to previous year sales of $9,959,000, an increase of $1,790,000 or 18.0%. Sales in Euros during the same period were €9,219,000 compared to €8,399,000, an increase of 9.8%. The increases are due partly to the stronger demand in Food Service and On Board Services channels and partly due to the fluctuations in the exchange rate for the respective periods.

Cuisine Solutions France fiscal year 2005 sales by sales channel were as follows:

	YTD FY05	YTD FY04	$Change	%Change
Food Service	$5,942,000	$3,799,000	$2,143,000	56.4%
On Board Services	1,634,000	1,391,000	243,000	17.5%
Retail	4,121,000	4,745,000	(624,000)	(13.2%)
New Business	52,000	24,000	28,000	116.7%

Total	$11,749,000	$9,959,000	$1,790,000	18.0%

The On Board Services channel in France grew 17.5% compared to the same period of Fiscal 2004, while Food Service channel grew $2,143,000, or 56.4%, to $5,942,000 compared to the fiscal year 2004 primarily due to increased sales effort and strong demand from existing customers. Retail sales decreased $624,000 compared to fiscal year 2004 largely due to the phasing-out of low margin private label items. The changes expressed in US dollars were impacted by fluctuations in the exchange rate for the reporting periods.

GROSS MARGIN

A comparison of net sales, gross margin and net earnings from operations follows:

	Year to Date
	Apr. 2, 2005	Apr. 3, 2004	% Change
	(Dollars in thousands)
Net Sales	$34,120	$26,411	29.2%
Gross margin	8,828	5,830	51.4%
Gross margin percentage	25.9%	22.1%
Earnings from continuing operations	$1,323	($153)	964.7%
Net earnings (loss)	$1,266	($680)	286.2%

Gross margin increased 51.4% compared to fiscal year 2004 due primarily to significantly higher sales, increased production efficiencies, and better control over procurement costs. Gross margin as a percentage of sales should continue to increase as sales improve and certain costs remain fixed.

Gross margin as a percentage of sales in the US increased from 24.3% to 28.2% due to the Company’s ability to maintain a higher production volume during the period. The gross margin in France increased from 18.5% to 21.4% due to production and procurement efficiencies in relation to those sales. Cuisine Solutions management is confident that continued larger sales volume, cost management and production planning will result in high gross margins.

Selling and Administrative Expenses

A comparison of selling and administrative costs by region on is as follows:

	YTD Fiscal 2005	YTD Fiscal 2004	$Change	%Change
USA	$5,206,000	$4,288,000	$918,000	21.4%
France	1,814,000	1,310,000	504,000	38.5%

Total SG&A Expenses	$7,020,000	$5,598,000	$1,422,000	25.4%

Selling and administrative expenses increased $1,422,000 or 25.4% in fiscal 2005 compared to the same period of fiscal 2004. Expenses as a percentage of sales decreased slightly to 20.6% in fiscal 2005 compared to the 21.2% same period in fiscal year 2004. The increase in selling expenses is mainly attributed to additional sales and administrative personnel hired, as well as selling and marketing expenses, to handle the growth in US and France. Management will continue to monitor such costs to ensure that they are aligned with expected business volume.

Depreciation and Amortization

Depreciation and amortization increased $42,000 to $587,000 for the first three quarters of fiscal year 2005, compared with $545,000 for the same period in 2004. This increase is a result of purchases of equipment in the US and France.

Discontinued Operations

The Company’s Board of Directors approved a plan to discontinue its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile in exchange for a note for $500,000, payable to the Company in three installments, all due before March 2005, and equity in Cuisine Solutions Chile. The note of $500,000 was paid in full as of April 2, 2005. As explained in Note 5 to the Unaudited Consolidated Financial Statements, the fair value of the equity was determined by management to be approximately $375,000. The Company recorded a gain of approximately $571,000 as a result of the sale of the equipment in its second quarter of fiscal year 2005. The salmon production from Norway has been replaced by the production of salmon by Cuisine Solutions Chile.

The discontinued operations in Norway had reported a $57,000 loss for the first three quarters fiscal year 2005 as compared to a loss of $527,000 same period last year. The loss in the first three quarters 2005 includes a gain on disposal of equipment of $571,000, and the loss of $628,000 associated with the discontinued operations. In October 2004, an agreement was signed with Hjelmeland Kommune to release the Company from the building lease in Norway. Since the lease was originally recorded as a capital lease, the capital lease asset of approximately $1,349,000 and related lease liability of $1,291,000 were offset with the difference being charged to discontinued operations. The Company was required, by local law in Norway, to provide notification of termination to all employees prior to the board of director approval to discontinue operations. At the end of the third quarter, all severance payments were paid to such employees.

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

In an effort to increase diversification to lower the impact of various economic events, management has re-focused its efforts to diversify sales in order to attain an even mix between sales channels. During the three quarters of fiscal year 2005, the sales to the On Board Services channel, primarily airline and railroad accounts, were 29.6% of total revenues. Sales to the Foodservice Industry was 30.9%, primarily to hotel, restaurants and banquets, and 23.6% of sales were generated from the Retail channel. Military sales, to both the US Army and Navy, accounted for 11.7% of the total sales during the three quarters of fiscal year 2005. Management has also placed increased focus on the National Restaurant Chain in the US.

Liquidity and Capital Resources

At April 2, 2005, the Company’s cash and cash equivalents were $903,000, compared with $1,395,000 at June 26, 2004. The decrease is primarily the result of cash used in operations and capital expenditure of $1,607,000 and $846,000, respectively, offset by borrowings on the line of credit and an equipment loan. Additionally, the Company held long term investments of $1,093,000 and $1,114,000 at April 2, 2005 and June 26, 2004, respectively. Long term investments of $1,093,000 and a cash deposit of $61,000 were used as collateral for the Standby Letter of Credit, as well as a cash deposit of $452,000, that secures the overdraft facility of the Norwegian subsidiary. There were no other restrictions on cash balances at April 2, 2005.

Net cash used by operations amounted to $1,607,000 for the first three quarters of fiscal 2005, compared to cash used of $842,000 for the same period in fiscal 2004. In the first three quarters of fiscal 2005, the Company used $2,779,000 to increase its inventory to accommodate its increase business from all sales channels. Cash in the amount of $846,000 was used by investing activities largely due to the investment in new production equipment. Financing activities provided net cash of $1,850,000.

At April 2, 2005, the Company had borrowings of $3,636,000, bearing interest at rates ranging from 3.3% to 6.75%.

In December 2000, Cuisine Solutions France, a wholly owned subsidiary of the Company, entered into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% interest on the outstanding balance of the lease. The outstanding principal totaled $55,000 at April 2, 2005. In October 2002, Cuisine Solutions France entered into a ten year term loan to finance the acquisition of land and a building to be used as a distribution plant in the amount of €190,000 or $217,000 based on the exchange rate as of April 2, 2005. This loan bears interest of 5.7% annually and is due in October 2012. The current portion of this loan is €15,000 (or $20,000) and the outstanding principal totaled €154,000 (or $199,000) at April 2, 2005. In March 2003, Cuisine Solutions France entered into a five year term loan to further expand the facility. This loan bears interest of 3.3% and the outstanding principal totaled € 187,000 (or $242,000) at April 2, 2005, with a current portion of €52,000 (or $68,000). In June 2004, Cuisine Solutions France entered into a four year term loan to finance its new computer server and packaging line equipment in the amount of €57,000 or $69,000. The loan bears interest of 3.95% and the total outstanding principal was € 47,000 (or $61,000) at April 2, 2005, with a current portion of €14,000 (or $17,000). On April 2, 2005, Cuisine Solutions France had an outstanding balance of €14,000 (or $18,000) against its unsecured overdraft line-of-credit established with its bank. The overdraft facility has a credit limit of €150,000 (or $194,000) and bears a 2.96% interest rate as of April 2, 2005.

On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with FIC to provide working capital necessary to expand US operations. The loan accrued interest at 5% per annum and was payable upon maturity. In April 2005, the loan was extended to October 22, 2005. Total outstanding principal was $258,000 at April 2, 2005. In addition, on November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with FRC to provide working capital to its US operations. The loan bears interest of 5% per annum and is payable upon maturity. Under this loan, Cuisine Solutions pays interest on a quarterly basis beginning in April 2004, with a balloon payment for the total amount due three years from the origination of the loan. As discussed in Note 5, FIC and FRC are controlled by Cuisine Solutions majority shareholder, the JLV Group.

On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line of credit to finance its working capital requirements in the US. The line of credit is secured by the Company’s US accounts receivable and inventory and further guaranteed by FIC and secured by real estate owned by FIC. This line of credit bears an interest rate of 0.5% over the prime interest rate, or 6.0% as of April 2, 2005, and is renewable on September 1, 2005. The outstanding principal was $2,074,000 as of April 2, 2005. On March 15, 2005, the Company entered into a five years term loan with the Bank of Charles Town in the amount of $200,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 6.75%, matures on March 15, 2010, and is secured by the equipment. As of April 2, 2005, the outstanding principal was $200,000 with a current portion of $35,000.

The Company’s discontinued Norwegian subsidiary has an outstanding working capital commitment for its liquidity needs in the form of an overdraft facility. As of April 2, 2005, the Company had an outstanding balance of $1,491,000 under this credit facility. The Company intends to liquidate its long-term investments to satisfy this debt obligation.

Future Prospects

The Company anticipates strong growth in sales in the US and moderate growth in France during the remainder of fiscal year 2005. Effort will be made to grow all channels in both the US and France as a hedge against a disruption in any one channel in any geographic location.

Food Service

The Food Service channel will continue to manage the hotel, resort and convention center restaurant and banquet menu programs while working to reduce distribution costs of shipping directly to the customer’s facilities. The fiscal 2005 strategy involves the continued penetration into large key national accounts, banquet centers and casinos. Demand has started to level-off in the US for Low Carbohydrate items in the Food Service channel. Demand for food service products in France increased significantly during the past two years and we expect further growth for the remainder of fiscal year 2005 due to continued satisfaction with the quality and variety of products offered by the Company and an increase number of sales people to further penetrate this channel. Customers in the Food Service sales channel place high value on the labor savings, quality, consistency, and food safety associated with Cuisine Solutions products. Management will work to find new growth strategies for this channel, including adding sales personnel where appropriate and improving distribution to our customers.

On Board Services

On Board Services was highly affected by the slowdown of the travel industry after September 2001. However, close customer focus has continued to show very positive results over the last year. Cuisine Solutions will continue to pursue growth by increasing the number of menu items sold to each of its customers working directly and indirectly with the airlines and railways in the US and in Europe. As the airline and related support industries search for more options to reduce costs and consolidate their workforces, management is exploring opportunities with airlines to provide them with high quality, fully cooked first class and business class meals that may provide greater flexibility and less labor to the customers. There is still instability and risk associated with this market, and management is taking a cautious approach with all of our business partners in the supply chain. The Company has also experienced increased sales in the passenger rail industry over the last year which is expected to continue.

Retail

Fiscal 2005 showed strong growth in the Company’s US retail sales program, particularly with the club retailers, and it is beginning to allow the Company to capture the high volume benefits of US retail without the marketing investment usually required in doing business with US retailers. The Company is also beginning to gain brand awareness from its premium frozen foods sales. The Company intends to continue to introduce new product offerings to retail in the remainder of fiscal 2005 and expects to see strong growth in this channel during the next fiscal year. The Company has been eliminating some of its low margin private label items in France over the last three quarters and will continue to monitor its retail marketing strategy in France.

Military

The US Military channel in particular the Navy, continues to be managed via a broker/distributor, adding very little in terms of sales and administrative expense. The Company has been working for over a year to place products into the Army Unitized Group Rations A (UGR-A) program. Two Cuisine Solutions products were tested and selected for a 14 entrée rotating menu which began in October 2004. Cuisine Solutions will very likely place the same two products on the Army Concept of Operations (CONOPS) menu for overseas military operations dining halls. There is no guarantee that the Army will purchase the products from the Company, but the UGR-A menu began in second quarter of fiscal year 2005 and, if the Army does so, it could lead to strong growth in this channel. The Company will also attempt to place its products on other US military menus during the remainder of fiscal year 2005.

National Restaurant Chains

The Company will further pursue its role as a supplier to national restaurant chains in both the US and France which consider the Company’s product quality and ease of use an attractive alternative for providing new and promotional menu items. The Company is also focusing on products that are very difficult for a restaurant chain to prepare because of complexity or long cooking times. The Company experienced significant sales growth in this channel in the US during fiscal year 2004, and has added one additional sales person to this channel to help increase its growth in 2005. Although the Company’s products are of relatively high cost for many chains, management believes there is a significant untapped market for our upscale, fully cooked products for the same reasons such products are appealing to hotels and resorts.

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

Foreign Currency Risk:

The majority of the Company’s sales are denominated in U.S. dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The French subsidiary reports its operations in Euros. As currency exchange rates fluctuate, translation of the income statement for the French operations into U.S. dollars affects year-over-year comparability of operating results. Sales, which are subject to these foreign currency fluctuations, are currently 34.4% of the Company’s sales. The total assets of the subsidiaries are approximately 40.4% of the Company’s total assets. The Company does not enter into hedge transactions to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

Sales and Marketing Risks:

The Company is introducing and rolling-out new product lines into the Retail sector. Management has put significant focus on the opportunities available in the retail sector and the success rate will be contingent upon market acceptance of the product line, price points and execution of its marketing strategy. Another risk includes fewer customers in the retail channel totaling larger percentages of the overall Cuisine Solutions revenue. The company is also focusing on the US military and National Restaurant Chains coupled with Retail as a hedge against further disruption to the travel industry which may or may not be successful for the Company in the long term.

The travel industry, and specifically the airlines, has been a major source of the Company’s revenue and formal business strategy. Management cannot forecast the continued stability of the industry. The Company intends to position itself to provide maximum value to our airline and travel related partners during these turbulent times.

Although the Company’s products have been selected for the Army UGR-A program, and will likely be added to the CONOPS program, there is no guarantee that the Army will buy from the Company and there is no volume guarantee or guarantee the products will stay on the menu. The potential volumes would also decrease as the US military returns to a peacetime environment.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

On March 7, 2005, the Company’s audit committee received a letter from the Company’s independent registered public accounting firm, Grant Thornton LLP, that cited a weakness regarding the Company’s lack of appropriate resources dedicated to external financial reporting. While the Company is not required under Section 404 of the Sarbanes-Oxley Act to issue management’s report on internal control over financial reporting until, at the earliest, the filing of its Form 10-K for the fiscal year ending June 23, 2007, the Company is actively working toward establishing a system of internal controls that it believes will be effective by this deadline. To that end, during the period ending April 2, 2005, the Company’s new controller with experience in external financial reporting was engaged in the reporting process. The Company established an internal audit committee, approved a new, more comprehensive audit committee charter, and on April 22, 2005, the Company added an additional independent director to its audit committee. On April 6, 2005, the Board approved the retention of outside accountants to consult with the company on complex external reporting requirements. The Company believes that these improvements in internal control over financial reporting will address the weakness cited by Grant Thornton LLP. Except for these changes, there have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Our Management, including Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 5. Other Events and Regulation FD Disclosure

On April 22, 2005, Cuisine Solutions, Inc. appointed John D. Firestone and Robert N. Herman to its Board of Directors. Mr. Firestone will also serve on the Board’s compensation committee. Mr. Firestone is currently a partner in the private equity company, Secor Group, and he serves on the boards of Allied Capital, Security Storage, and Knowledge Delivery Systems. Mr. Firestone also serves and has served on the boards and committees of civic organizations such as the Washington National Cathedral, Washington Ballet, Corcoran Gallery of Art, and National Theater, National Rehabilitation Hospital. Mr. Herman will also serve on the Board’s audit committee. He is currently a principal in the consulting firm The Herman Group, LLC. Previously, Mr. Herman was Executive Vice President, COO, and General Counsel of Shoppers Food Warehouse Corp. He also spent twelve years prior to that practicing law. Mr. Herman also serves on the Boards of Guest Services, Inc., Fidelity and Trust Bank, and The Nora School.

Item 6. Exhibits

EXHIBIT INDEX

ITEM       DESCRIPTION

3.1	Restated Certificate of Incorporation, as amended (1).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (2).

3.3	Bylaws (3).

10.60	Loan Agreement with Bank of Charles Town adopted March 15, 2005.

10.61	Amendment No. 2 to Loan Agreement with FIC dated April 20, 2005.

31.1	Certification of our CEO pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our VP Finance pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of our CEO and VP Finance pursuant to 18 U.S.C. §1350.

(1)	Incorporated by reference to Exhibit 3-A of the Company’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(2)	Incorporated by reference to Exhibit 3.2 for the Company’s Form 8-A filed with the Commission on February 22, 2005.

(3)	Incorporated by reference to Exhibit 3-B of the Company’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.
Date: May 17, 2005	By:	/s/Stanislas Vilgrain
Stanislas Vilgrain
Chief Executive Officer

	By:	/s/Y. Tristan Kuo
Y. Tristan Kuo Vice President of Finance, Treasurer and Corporate Secretary

EXHIBIT INDEX

ITEM DESCRIPTION

3.1	Restated Certificate of Incorporation, as amended (1).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (2).

3.3	Bylaws (3).

10.60	Loan Agreement with Bank of Charles Town adopted March 15, 2005.

10.61	Amendment No. 2 to Loan Agreement with FIC dated April 20, 2005.

31.1	Certification of our CEO pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of our VP Finance pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of our CEO and VP Finance pursuant to 18 U.S.C. §1350.

(1)	Incorporated by reference to Exhibit 3-A of the Company’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(2)	Incorporated by reference to Exhibit 3.2 for the Company’s Form 8-A filed with the Commission on February 22, 2005.

(3)	Incorporated by reference to Exhibit 3-B of the Company’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.