Form 10-K
period 2005-06-25
CUISINE SOLUTIONS INC
filed 2005-09-22
CIK 737602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: June 25, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                          TO
COMMISSION FILE NUMBER: 1-32439
CUISINE SOLUTIONS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	52-0948383

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)
85 South Bragg Street, Suite 600, Alexandria, VA 22312
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 270-2900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
Common Stock, par value $0.01 per share	American Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
(TITLE CLASS)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 11, 2004 as reported on the NASDAQ/OTC Bulletin Board Market Quotation System, was approximately $14,830,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of September 16, 2005, there were 16,088,288 shares outstanding of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference in Part III of this Form 10-K Report: the definitive Proxy Statement for Registrant’s 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this report relates.

TABLE OF CONTENTS

PART I
Item 1.	Business	page 3
Item 2.	Properties	page 10
Item 3.	Legal Proceedings	page 10
Item 4.	Submission of Matters to a Vote of Security Holders	page 10

PART II
Item 5.	Market for The Registrant’s Common Stock and Related Stockholder Matters	page 11
Item 6.	Selected Financial Data	page 12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	page 12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	page 20
Item 8.	Financial Statements and Supplementary Data	page 21
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	page 21
Item 9A.	Controls and Procedures	page 21

PART III
Item 10.	Directors and Executive Officers of the Registrant	page 22
Item 11.	Executive Compensation	page 22
Item 12.	Security Ownership of Certain Beneficial Owners and Management	page 22
Item 13.	Certain Relationships and Related Transactions	page 22
Item 14.	Principal Accountant Fees and Services	page 22

PART IV
Item 15.	Exhibits and Financial Statement Schedules	page 23
SIGNATURES
EX-21.1:	List of Subsidiaries	page 45
EX-23.1:	Consent of Independent Registered Public Accounting Firm	page 46
EX-23.2:	Consent of Independent Registered Public Accounting Firm	page 47
EX-31.1:	Certification	page 48
EX-31.2:	Certification	page 49
EX-32.1:	Certification	page 50

PART I
ITEM 1. BUSINESS
Unless the context otherwise requires, when used in this report, the terms “Cuisine Solutions,” “the Company,” “we” and “us” refer to Cuisine Solutions, Inc. and its wholly-owned subsidiaries, “Cuisine Solutions France” refers to the Company’s wholly-owned subsidiary Cuisine Solutions France, S.A., “Cuisine Solutions Chile” refers to Cuisine Solutions Chile, S.A., a corporation in which the Company owns a minority interest.
GENERAL
Cuisine Solutions produces and markets prepared foods to the Food Service Industry to include sales channels such as airlines, passenger trains, harbor cruise lines, retail, military, retail in-store delis and frozen food, national restaurant chains, and hotel banquets. Cuisine Solutions develops and sells upscale, fully cooked frozen food. Cuisine Solutions has been providing high quality entrees to the Foodservice market for over fourteen years. The Company is recognized in the market place as having the highest quality frozen food product line in the world. The Company motto is: exceptional food for exceptional events with ultimate convenience at a good value.
Cuisine Solutions’ unique use of sous-vide processing allows Cuisine Solutions to produce high quality entrees and sauces for use in hotel banquets, restaurants, first class and business class meal service and retail frozen foods and prepared products for retail in-store delis.
Cuisine Solutions began pursuing its current strategy in 1988 when as Vie de France, management recognized the growing trend and future demand for high quality prepared foods at value prices. In addition to quality, management also saw the growing need for prepared foods that reduced the use of chemical preservatives to enhance flavor and shelf life.
The special cooking process involved in the preparation of Cuisine Solutions’ products, known as sous-vide, uses chef developed recipes and only the finest quality ingredients. The cooking process involves slowly cooking the products for a longer period of time than most food companies and at lower cooking temperatures. This special process is a culmination of culinary art and food science in that it requires precise controls of the cooking process, and each precise control is applied to each individual recipe. This process involved a decade of research and development to produce the wide range of high quality products currently offered by Cuisine Solutions. This entire process is managed through computerized cooking equipment under the supervision of culinary professionals.
Today’s consumer trends are moving heavily towards fast food and convenience. As a result, culinary quality and nutrition have suffered. Other trends in the market places include an increased demand for high quality, unique ethnic recipes and diet recipes such as low carbohydrate products.
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
In addition to the above benefits, Cuisine Solutions’ products do not require additional preservatives normally found in prepared foods due to our unique cooking process. We believe that this makes our products especially attractive to foodservice establishments, national restaurant chains, retailers of frozen and in-store deli prepared foods, and health care facilities, as well as large upscale event caterers.
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
The Company has positioned itself as a high quality provider of prepared foods, with unique product capabilities at competitive market prices with two operating production facilities one in Europe and one in the US.
Cuisine Solutions, US:
Cuisine Solutions operates a 39,000 thousand square foot manufacturing facility located in Alexandria, Virginia. The facility is U.S. Department of Agriculture (“USDA”) and Hazard Critical Control Point (“HACCP”) certified, and has the ability to produce the complete range of Cuisine Solutions products including a high volume enrobed pasta line. The food is produced primarily for sale and consumption nationwide in the US, but it is also exported throughout the world.
Cuisine Solutions France:
Acquired by Cuisine Solutions in 1999, Cuisine Solutions France is located just west of Paris in Louviers, France. This 15,000 square foot HACCP certified facility produces a full range of traditional French recipes for the European foodservice market as well as the French retail market. The recently expanded facility can produce all of Cuisine Solutions products and has retail packaging capabilities. Cuisine Solutions France is the training area for many Cuisine Solutions Operations Managers since the facility has the most collective experience using the sous-vide process, and adheres to strict culinary discipline, a culture that is passed on to all of our facilities. The food is produced primarily for sale and consumption in France and Europe, but it is also exported internationally.
The Company discontinued its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile, a venture in which Cuisine Solutions has a minority interest, and the salmon production that was formerly provided from Norway has been replaced by the production of salmon by Cuisine Solutions Chile.
Cuisine Solutions Chile:
The Company is a minority stockholder in Cuisine Solutions Chile, S.A. Cuisine Solutions Chile operates a 45,000 square foot production facility in Puerto Montt, Chile. The purpose of the facility was to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. In 2004, Cuisine Solutions and Cuisine Solutions Chile entered into an agreement whereby Cuisine Solutions Chile agreed to market certain sous-vide products of Cuisine Solutions and a commercial agreement regarding the purchase of certain raw materials from Cuisine Solutions Chile was signed in fiscal year 2004. The plant began operations in August 2004
Cuisine Solutions currently distributes products through the following sales channels:
•	On Board Services: Airlines, Railroad and Cruise Lines;

•	Foodservice: Hotel banquets, Convention Centers, Sport Stadiums and other Special Events such as the Olympics;

•	Retail: Supermarket In-Store Deli, Premium frozen packaged foods;

•	Military: Naval carriers, Army field feeding, and military dining halls and clubs

•	National Restaurant Chains: Upscale multi-unit restaurants.
On Board Services
The On Board Services (OBS) channel includes customers that provide transportation services to the general public and serve meals. With chef-created high quality fully cooked pasteurized products and the ability to make changes quickly and easily, Cuisine Solutions has become the preferred supplier to the world’s top airlines for their business and first class services. Airlines and On Board Service caterers also recognize the value of Cuisine Solutions’ international presence, which allows them to design high-class menus for the United States, Europe and South American markets. The ability to create high quality meals on three continents (including through its relationship in Cuisine Solutions Chile) gives Cuisine Solutions a strong competitive edge in the development of standardized quality meals for non-USA and USA airlines with flight routes departing from South America and Europe. Most US carriers are now working with Cuisine Solutions and the Company is developing commercial relations with large European and South American airlines and caterers. The Company is also the supplier of choice for national railroad companies in the US and France. Focused effort and services towards this market has allowed Cuisine Solutions to increase its market share. The On Board Services channel experienced consistent growth over the past years, until the negative impact of the September 11, 2001 terrorist attacks in the USA resulted in extremely limited business travel during the subsequent months, which had been a major source of Cuisine Solutions sales revenue via sales to the airlines and the hotel banquet industries. The airline industry continues to have financial troubles with several rumored potential bankruptcies, but the number of passengers traveling has increased, as demand for Cuisine Solutions’ products in this channel. We believe that Cuisine Solutions’ reputation for high quality products and services along with its international presence has allowed the Company to rebound in this channel as passenger travel has increased. Cuisine Solutions will continue to seek to strengthen the business relationships with most of the major US airlines and passenger rail lines through providing continued value, service and flexible solutions depending upon the level of demand in the industry.
Foodservice
The Foodservice sales channel serves products to hotel banquets, hotel restaurants, sports stadiums, large special event caterers, country clubs, and restaurants. Cuisine Solutions’ products are attractive for foodservice operators who are often understaffed and overworked, as it improves both their revenue capability and their meal costs. Cuisine Solutions’ products and menu services enhance and enlarge food operators’ menu offerings, increase their table rotation through faster delivery of meals, and improve the quality, safety and consistency of their menu offerings, which in turn improve revenue capability for restaurant operators. Cuisine Solutions’ products facilitate the offerings of special menu and promotions programs, which result in higher customer headcount and a higher average check per customer. The cost of meals is reduced for the food operator as Cuisine Solutions’ products and technical services reduce labor cost and yield losses, and lower utility and equipment use time. Cuisine Solutions’ products also offer a unique method of controlling portion costs and recipe execution. The use of pre-prepared entrees like Cuisine Solutions’ products can also lead to additional savings in kitchen space, equipment requirements, capital investment and leasehold improvement costs.
There are many prepared foodservice manufacturers in the industry, but most can be classified as large processors with mass production and generally lower quality associated with mass produced frozen foods. These providers generally operate large, heavily capitalized facilities, providing very little flexibility, variety and responsiveness to the changing demands of the market place. In contrast, smaller manufacturers can provide more flexibility and variety, but they are generally limited in capacity, and relatively few have the ability to capture global expansion opportunities. Cuisine Solutions’ indirect competitors do not utilize sous-vide technology, as it involves significant R&D in addition to specialized equipment and equipment knowledge.
In fiscal 2005, Cuisine Solutions achieved continued penetration into key national accounts, banquet centers and casinos. Many new Cuisine Solutions’ items are now on large hotel chain, resorts, casino, and banquet menus. In fiscal 2005, Cuisine Solutions continued its focus on national accounts and improved distribution methods to ensure that requested products are available throughout the US and Europe. Customers in the Foodservice sales channel place a high value on the labor savings, exceptional quality, consistency and food safety associated with Cuisine Solutions’ products. Management believes that the importance of these qualities is even greater in the current economic and political situation challenging today’s business environment.
Retail
Cuisine Solutions entered the retail sales channel upon completion of the acquisition of its French subsidiary, Cuisine Solutions France, in October 1999. Cuisine Solutions has been penetrating the French and US retail markets in the packaged, premium branded and private label category. French consumers are particularly demanding in the area of food quality. Cuisine Solutions France had experienced annual sales growth since 1999 in the retail channel until fiscal 2005, when management decided to discontinue certain lower margin products. Cuisine Solutions believes that it offers exceptional quality, consistency, cost reduction opportunities and higher food safety levels, as well as the culinary expertise to help the retailer enhance product selections and seasonal varieties.
In the US retail channel, Cuisine Solutions has concentrated its marketing efforts to introduce its product line to upscale US retailers who we believe could benefit from the exceptional quality, convenience, consistency, cost and safety benefits provided to the Company’s Foodservice customers. In fiscal 2005, the Company’s continued efforts translated to growth in the US retail channel as demand increases for high quality, value priced items that are simple to prepare in both the retail store and in the home of consumers. Awareness of the Cuisine Solutions brand in retail is growing with the increasing number of products on shelves, including the retail club, member-only warehouse and high end, premium retailers. Retail objectives for fiscal year 2006 include further penetration into the US in-store delis of targeted retailers as well as continued planned national roll-outs of premium frozen retail products into the US market.
Military
The military channel showed significant growth in fiscal 2005 due to increased sales to the US Army overseas as the Army has selected Cuisine Solutions’ products for its field rations program for which sales started in first quarter fiscal 2005. We believe that the Cuisine Solutions product line is ideal for military situations that often call for long shelf life, high quality, easy preparation and high levels of food safety. Cuisine Solutions has been selling to the US Navy, mainly for supplying aircraft carriers, for many years.
National Restaurant Chain
National Restaurant Chain (NRC) sales, our least mature sales channel, which represents most of the sales in what was previously referred to as “New Business” prior to 2005, showed strong growth during the fiscal year. Like the Foodservice channel, restaurant chains are constantly struggling to find experienced labor and to reduce costs. Cuisine Solutions has the ability to duplicate a restaurant’s recipes and provide the chain with the consistency that it needs across its operations. Cuisine Solutions also can provide products to fill-out a restaurant chain’s menu. Often a restaurant chain specializes in a certain type of food, but desires to offer variety to the customers to whom the chain’s specialty does not appeal. Cuisine Solutions, with over 150 products, can provide products for these chains to choose from. Cuisine Solutions believes the consumer trend toward upscale casual restaurant chain dining will continue to increase in fiscal year 2006 and that Cuisine Solutions’ products are well-suited to meet the market demand.
Cuisine Solutions, Inc. was incorporated in the State of Delaware in 1974. Its principal executive offices are located at 85 South Bragg Street, Suite 600, Alexandria, VA 22312 and its telephone number at that location is (703) 270-2900.

BACKGROUND
The Company commenced operations in 1972 as a wholesale producer of French bread for daily delivery to the Washington, DC area. The Company expanded into new geographic markets throughout the 1970s. In fiscal year 1979, the Company, then known as Vie de France Corporation, began offering its product through Company-owned retail bakeries where the products could be freshly baked throughout the day. During the 1980s, the Company expanded its frozen dough product line and developed processes to facilitate the baking of these products at the point-of-sale. As of May 1994, the Company owned and operated 31 retail units. The Company sold the Bakery Division and the Restaurant Division to Vie de France Bakery Yamazaki, Inc. in 1991 and 1994, respectively, and changed the Company name to Cuisine Solutions, Inc.
The Company began development of the Culinary Division business in 1987, in conjunction with research previously performed by Nouvelle Carte France, a related French company. As a result of the growth in the application of high quality frozen products in Europe, the Company’s Board of Directors authorized the establishment of the Vie de France Culinary Corporation for the express purpose of the research into and development of high quality frozen products for the U.S. market. This Company was formed in 1987, and was later merged into Vie de France Corporation. In 1989, construction began on a 30,000 square foot plant in Alexandria, Virginia designed to manufacture the Company’s sous-vide product line under the trade name Vie de France Culinary. The Culinary plant began operations in May 1990, and later expanded into a 39,000 square foot building. The Company constructed a manufacturing facility in Norway, and initiated production in August 1994. The primary focus of the Norwegian facility was to supply the Company with all salmon products.
During fiscal years 1991 through 1996, the Culinary Division increased its sales. Revenues grew from zero to over $2 million in fiscal year 1991 and by fiscal year 1996 to $16 million. During fiscal year 1997, the Company restructured its sales organization to develop a focused sales and marketing strategy. The Company embarked on strategic marketing campaigns to educate the market place to the advantages of sous-vide processing and increase awareness of the existence of the Company and its product line. During this first year of the strategic marketing effort and re-organization, fiscal year 1997 sales declined to about $14 million. In fiscal year 1998 the Company continued its reorganization while sales remained steady at $14 million, and in fiscal year 1999, sales increased to over $20 million, an increase of approximately 48%.
In 1998, the Company entered into a joint venture, Cuisine Solutions do Brasil Ltda, to construct a manufacturing facility in Brasilia, Brazil to service airlines in the Mercusor markets, our European retail customers that have a strong presence in Brazil, and to provide low cost poultry and beef product exports to the European markets. The Brazilian facility established regular operations at the beginning of fiscal year 2002. Towards the end of fiscal year 2002, the Company filed a civil lawsuit in the Federal District Court of Brasilia against the Brazilian controlling partner in the joint venture, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions according to both the joint venture agreement and Brazilian law. Due to the continued lack of cooperation from the Brazilian partner, the inability to obtain financial disclosures and the joint venture partners’ termination of business activity in Brazil, Cuisine Solutions wrote off 100% of its investment in the joint venture in fiscal year 2002.
In 1999, the Company acquired the French company, Nouvelle Carte France, to supply airline customers in Europe as well as to supply global foodservice and retail customers.
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
Fiscal 2005 sales finished at $46 millions, a 30.8% increase over fiscal 2004. The Company had positive growth in all five sales channels and believes that the prospects for growth in fiscal year 2006 are positive for all five channels. Fiscal year 2005 brought a new source of salmon and other white fish raw material from Cuisine Solutions Chile, a company in which Cuisine Solutions has a minority interest, that owns and operates a new sous-vide plant in Chile that opened in August 2004. Cuisine Solutions has exclusive marketing rights in the US and most of Europe for the sous-vide products produced by Cuisine Solutions Chile. Cuisine Solutions discontinued operations in Norway on October 26, 2004.
The Company listed its stock on the American Stock Exchange on February 24, 2005 under the ticker symbol FZN.
PRODUCTS
The Company develops, produces and markets chef-created upscale fully cooked, frozen entrees and sauces. The products are exceptional quality items sold at a good value since they can be produced in large volumes. The product line consists of items not usually available to our customers from other sources such as Salmon Shanks, Osso Buco, Chilean Sea Bass, Beef Wellington, Lamb Shanks and Stuffed Pork Chops as well as staple items such as plain and stuffed chicken breasts. The Company also offers a large line of sauces as well as enrobed pasta and rice products. The precise cooking process of sous-vide allows the Company to prepare a perfect duck breast, rack of lamb or veal chop. The combination of the unique cooking process, the internal culinary expertise and international distribution has been critical to the Company’s strategy to date.
The sous-vide cooking process involves preparing a product with the required ingredients, vacuum sealing the product, and cooking the product under water for precise times at precise temperatures. This precision in time and temperature allows the Company to produce the exact specification on any protein item produced. The process is controlled by computerized systems, and each item is cooked to exacting specifications every time. The cooking process also provides an eighteen-month shelf life on most protein items without the need for any food additives or preservatives. We believe that our products have significant application with health conscience retailers and health care organizations due to the omission of additives in our products.
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
DISTRIBUTION
Most of the Company sales are frozen products shipped throughout the US and Europe. Cuisine Solutions produces a diversified products mix for Europe and the US, respectively, while the Company fulfills much of its international distribution of salmon through products produced by Cuisine Solutions Chile. All products are shipped frozen except for some retail sales in France, which are refrigerated. The French retail sales are all final sales, and the retailer bears the risk for any unsold product. The French facility maintains one additional third party warehouse for storage, while the US facility maintained five third-party outside warehouses at the end of fiscal year 2005. Most of the warehouses were secured to meet the demands of Foodservice customers for short lead times and product availability. The Company can quickly and easily add or subtract additional outside warehouses when and where it is deemed necessary.
The Company sells 100% of its product through its own sales personnel located in either France or the US. These sales are either made directly to end-users or to distributors who, in turn, sell our products to end-users. Cuisine Solutions Chile does not maintain its own sales force. Chilean products are sold to either Cuisine Solutions France or the US for resale. US sales are mostly made in the US, Canadian and Japanese markets, and French sales are mostly to European markets.
RAW MATERIAL STATUS
Prior to fiscal year 2005, the Company historically purchased its raw materials at spot market prices except for US poultry, which is purchased by agreement. The practice of spot market purchasing and bidding out to suppliers did not allow the Company to take advantage of annual low prices in certain markets, nor did it allow the Company to develop strategic partnerships with suppliers. During fiscal year 2005, the Company engaged in a more strategic approach to procurement and has developed strategic purchasing programs to purchase its raw materials from a number of different suppliers internationally with annual arrangements. These arrangements allow the Company to take advantage of annual low prices in certain markets and to develop strategic supply chain partnerships. During fiscal year 2005, the Company managed experienced only small increases and, in certain raw materials, decreases in prices, due in part to the entering into of these full year agreements with suppliers. Cost of raw materials is Cuisine Solutions’ largest cost, and therefore, management participated directly in the procurement process in fiscal 2005. In fiscal year 2006, the Company intends to seek greater cost savings with our suppliers.
PATENTS AND TRADEMARKS AND OTHER ITEMS IMPORTANT TO OPERATING SEGMENTS
The Company believes that its Cuisine Solutions, Inc. and Vie de France Corporation trademarks are important to its business success. Accordingly, the Company takes steps it believes are necessary to protect these trademarks. In 1997, the Company secured the use of a packaging trademark called MicroRoast(TM) and MicroRoti(TM) to be used in the U.S. and European market, respectively. This packaging is designed for use in microwave ovens and imparts a roasted quality to our value-added entrees.
During fiscal year 2002, the Company secured, in Europe and in the US, the service trade mark “Your Culinary Partner” and “Votre Partenaire Culinaire” which is being used in our international advertising campaign. The Company has many other trademarks that it believes require protection. In fiscal 2005, Cuisine Solutions trademarked Salmon Shank(TM) for our new product. Cuisine Solutions continually reviews the trademarks to determine whether there is value in paying the fees associated with maintaining registered trademarks

CUSTOMER DEPENDENCY
A large portion of Cuisine Solutions’ revenue has traditionally come from the supply of its products to travel-related customers. Since fiscal 2004, Cuisine Solutions has made a concerted effort to diversify its sales into retail, national restaurant chains, and the US military channels. Growth in those areas continues to reduce the Company’s dependency on the travel industry. In fiscal 2005, some of the Company’s largest customers in terms of sales are companies outside of the travel related industry. Management believes that Cuisine Solutions’ revenue will continue to grow in the non-travel related channels. In particular, management believes that the Company will experience further growth in the military and retail channels in fiscal 2006, which will improve the Company’s ability to withstand potential future declines in the travel-related channels, such as the declines experienced by the travel industry in the wake of the September 11, 2001 terrorist attacks.
The Foodservice and national restaurant chain channels consist of a wide base of hotel banquet, restaurant, and convention centers in a decentralized purchase decision environment and management believes that no single customer in these channels can have a material impact on the Company’s total revenues. Retail has a smaller base of customers that create most of the demand for the packaged food lines. The largest of the retail customer’s purchase decisions are also decentralized and so the loss of a single customer should not have a material impact. Cuisine Solutions’ decision to diversify the US military sales to include the Army in fiscal year 2004 was made to both grow the channel and to reduce dependency on the Navy. During fiscal 2005 and 2004, there is no customer that accounts for more than 10% of the Company’s total revenue.
SEASONALITY
The seasonality of the hotel banquet industry, in which sales demand typically peaks in September through December, and March through June, no longer has a major impact on the Company due to the growing sales of the other sales channels. However Cuisine Solutions has experienced seasonal fluctuations in its retail product channel as the demand generally decreases for fully cooked products during summer grilling season.
COMPETITION
The Company considers itself to be the leader in upscale fully cooked frozen food with its sous-vide product line within the food service industry in the US. At present, limited competition exists within the US frozen wholesale component of this product line. Other firms exist in France within the retail and refrigerated components of the sous-vide prepared foods. As such, the Company primarily competes for sales against food service providers in the frozen and raw segment, rather than against other upscale frozen or sous-vide suppliers. The Company offers value-added products, but must offer these products in a price range that makes it economically advantageous for its customers to convert from other methods of food preparation.
The Company believes its products can successfully compete against these other products in price, product performance and convenience. The Company also offers implementation and menu development services, as well as equipment selections to its customers as another means of building sales. The Company depends upon its product development, marketing, and menu items as a means of maintaining its leadership position within the sous-vide industry. As of June 25, 2005, the Company’s backlog approximates $1,500,000.
RESEARCH & DEVELOPMENT
The Company invested $268,000, $261,000 and $240,000 in research and development expensed in fiscal years 2005, 2004, and 2003, respectively. The Company maintains a staff of experienced culinary and food science professionals in order to provide the marketplace with innovative products on a continuous basis. The international staffing in the US and in France provides the Company with the latest in culinary trends on both sides of the Atlantic. The French facility provides a source of dedicated culinary professionals since the French culinary training is known for its dedication to the art of perfection with regard to food preparation.
REGULATIONS
The Company is subject to various Federal, state and local laws affecting its business, including health, sanitation and safety regulations. The US plant operates under USDA supervision over the handling and labeling of its products. The Company believes its operations comply in all material respects with applicable laws and regulations. In addition to USDA standards, all subsidiary facilities are HACCP certified.
The Company’s production facilities in France are subject to similar requirements and meet European Community standards and regulations.
EMPLOYEES
The Company employs approximately 263 people including full-time and part-time workers and corporate staff.

GEOGRAPHIC SALES
The Company’s sales are primarily focused in the US and France with sales in the U.S. representing 64.6%, 61.2% and 59.0% of total sales for fiscal years 2005, 2004 and 2003, respectively, and remaining in France.
EXECUTIVE OFFICERS
The following list and narrative sets forth the name and age of each present executive officer of the Company, all positions held by the person with the Company, the year in which the person first became an officer, and the principal occupations of each person named.

Name	Age	Office held with Company	Since
Stanislas Vilgrain	46	Chief Executive Officer	1994

Thomas L. Gregg	41	President	2005

Felipe Hasselmann	36	Chief Operating Officer	2005

Yuyun Tristan Kuo	50	Vice President of Finance and Corporate Treasurer and Corporate Secretary	2005

Gerard Bertholon	45	Vice President of Sales; President of FIVELEAF	2002
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
Mr. Gregg was appointed President of Cuisine Solutions, Inc. on August 12, 2005. Mr. Gregg was appointed as President, US of Cuisine Solutions, Inc. in January 2004. Mr. Gregg previously ran his own private investment firm, MacGregor Capital LLC from 2002 — 2004. During that period, Mr. Gregg served as an Advisor and on the Advisory Board of Cuisine Solutions from January 2003 — 2004. From 1991 — 2001 Mr. Gregg served as CEO of 3-G International, Inc. (3GI), a network security software company. 3GI was sold to RSA Security in 2001.
Mr. Kuo was named Chief Financial Officer (CFO) of Cuisine Solutions, Inc. on August 12, 2005. Mr. Kuo was appointed Vice President of Finance in January 2004. The Board appointed Mr. Kuo Secretary and Treasurer in March 2004. Prior to that, Mr. Kuo was the Company’s Corporate Controller since December 2002. Prior to that, Mr. Kuo served as Vice President of Information Systems of Zinc Corporation of America from 2001 to 2002 and CIO and Controller of Wise Metals Group, the largest independent aluminum sheet producer in the US, from 1991 to 2001.
Mr. Hasselmann was appointed of Chief Operating Officer on August 12, 2005. Mr. Hasselmann was made Chief of Staff of Cuisine Solutions in January 2004. Mr. Hasselmann joined Cuisine Solutions in 2000 as an International Development Director in charge of the Brazilian implementation and business development. Mr. Hasselmann moved to the US in 2002 to help develop and implement a turnaround plan created by the problems that ensued after the September 11, 2001 tragedy. Prior to his work at Cuisine Solutions, Mr. Hasselmann was the National Director of Business Development in Brazil of L’Oreal Paris, and he was also responsible for the L’Oreal Latin America Sales Committee Area from 1995 to 2000. From 1992 to 1995, Mr. Hasselmann served as Regional Division Manager of Frito Lay, and he was a Regional Sales Manager of Coca Cola 1989 to 1992.
Mr. Bertholon joined Cuisine Solutions in August 1989 as Director of Research & Development then VP of International Sales in 1997 and VP of Marketing in December 2000. Mr. Bertholon was appointed President for FIVELEAF in January 2002. He has over 27 years of experience and recognition in the international foodservice industry. Prior to joining the Company, Mr. Bertholon was an Executive Chef for 9 years in the United States. Mr. Bertholon’s current titles in the Company are Corporate Chef, Vice President of Sales.

ITEM 2. PROPERTIES
The Company owns the French facility and property, and leases its US office and its US manufacturing facilities. The French facility is located in Louviers, France and is approximately 15,000 square feet. The US plant, located in Alexandria, Virginia, is approximately 39,000 square feet. The Company owns substantially all of the equipment used in its facilities. Lease commitments and future minimum lease payments are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 12 to the Consolidated Financial Statements, which is included in this Form 10-K. We believe that our current owned and leased properties are sufficient to meet the Company’s needs for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
During fiscal 1999, the Company became a partner in a limited liability company, Cuisine Solutions do Brasil Ltda, with a Brazilian partner, Sanoli Industria E Commercio Alimentacao Ltda, which has built a manufacturing facility and is marketing product in the Mercusor market. Cuisine Solutions Inc. owned 39% of this Brazilian joint venture. The Company contributed technology to the partnership in lieu of a cash contribution. The Company performed management services to assist with the design and construction of the manufacturing facility as well as ongoing management service for operations, research and development, marketing and administrative support.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS COMMON STOCK
The Company’s capital stock is divided into two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock options plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law. Prior to February 24, 2005, the Company’s Common Stock was traded on the OTC Bulletin Board under the symbol “CUIS.OB.” On February 24, 2005, the Company’s Common Stock was listed for trading on the American Stock Exchange under the trading symbol “FZN.” The following tables set forth, for the quarters indicated, the high and low sales price per share as reported on the American Stock Exchange:

Year ended June 25, 2005	High	Low
Third Quarter (beginning February 24, 2005)	5.000	4.250
Fourth Quarter	8.050	4.600
The following table sets forth, for the quarters indicated, the high and low bid price per share as reported on the OTC Bulletin Board (such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions):

Year ended June 25, 2005	High	Low
First Quarter	$1.880	$1.600
Second Quarter	3.400	1.700
Third Quarter (prior to February 24, 2005)	4.450	3.000

Year ended June 26, 2004	High	Low
First Quarter	$.780	$.510
Second Quarter	1.400	.600
Third Quarter	1.350	.950
Fourth Quarter	1.850	1.050

Year ended June 28, 2003	High	Low
First Quarter	$.760	$.300
Second Quarter	.510	.240
Third Quarter	.800	.200
Fourth Quarter	.800	.280
As of September 16, 2005 there were approximately 563 holders of record of the Company’s Common Stock. The reported last sale price of the common stock on the American Stock Exchange was $8.31.
No dividends were paid during fiscal year 2005, 2004 and 2003. The Company anticipates that all of its earnings will be retained for the foreseeable future for use in the operation of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, restriction in the Company’s credit facilities and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
FIVE YEAR SUMMARY
(in thousands, except per share amounts)

	2005	2004	2003	2002	2001
Net Sales	$46,246	$35,335	$26,626	$27,361	$35,384
Earnings (Loss) from continuing operations (1)	1,886	(343)	(3,359)	(6,008)	(925)
Earnings (Loss) from discontinued operations	(177)	(661)	(733)	(19)	64
Net earnings (loss) (2)	1,709	(1,004)	(4,092)	(6,027)	(861)
Earnings (Loss) from continuing operations per share	0.12	(0.02)	(0.21)	(0.38)	(0.06)
Loss from discontinued operations per share	(0.01)	(0.04)	(0.05)	—	—
Net earnings (loss) per share	0.11	(0.06)	(0.26)	(0.38)	(0.06)
Total assets	18,986	17,710	16,428	18,197	22,761
Long term debt, including current portion	3,277	1,903	798	446	569
Stockholders’ Equity	8,651	6,572	7,466	11,156	16,514

(1)	Includes amortization of $95 and subsequent impairment of pre-operating capitalized web site development cost of $619 in 2002

(2)	Includes loss in equity from investment in Brazil of $997 in 2002 and $661 in 2001 respectively.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in the areas of allowance for doubtful accounts, inventory obsolescence reserve and income taxes. The Company bases its judgments and estimates on historical experience and other assumptions that it believes are reasonable.
Trade receivables are reported in the consolidated balance sheets net of the allowance for doubtful accounts. Generally, the Company considers receivables past due 30 days subsequent to the billing date. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical collection experience or changes in the financial condition of its customers. As these factors change, the Company’s allowance for doubtful accounts may change in subsequent accounting periods. Generally, losses have historically been within management’s expectations and have not been significant. As of June 25, 2005 and June 26, 2004, the Company maintained an allowance for doubtful accounts of approximately $493,000 and $68,000, or 11.6% and 1.8%, respectively.
The Company determines the inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. Total inventory obsolescence reserve as of June 25, 2005 and June 26, 2004 are $331,000 and $162,000, respectively, or 4.5% and 2.9% of total inventory. Each 1% change in the ratio of obsolescence inventory reserve to inventory would impact cost of sales by approximately $73,000.
The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company has fully reserved its deferred tax asset given its past history of operating losses.
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
RECENT ACCOUNTING PRONOUCEMENTS
In November 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” This Statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This pronouncement will be effective for fiscal year 2006. However, as the Company does not include amounts of idle facility expense, freight, handling costs and wasted material in its inventory, the adoption of SFAS No. 151 will not have a material impact on the Company’s financial position or results of operations.
In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Shared-Based Payment”. Revised SFAS 123(R) addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the first quarter of fiscal year 2006. Management is controlling future issuance of the Company’s stock options and anticipates the Selling and Administration expenses will increase by less than one percent (1%) upon the adoption of SFAS 123(R) in fiscal year 2006.
In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. This Statement requires exchanges of nonmonetary assets to be measured based on the fair value of the assets exchanged. This pronouncement will be effective for fiscal year 2006. However, as the Company does not anticipate transaction involving the exchange of nonmonetary assets, the adoption of SFAS No. 153 will not have a material impact on the Company’s financial position or results of operations.

In March 2005, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of FASB No. 143 (“FIN No. 47”). FIN No. 47 addresses the obligation of a business enterprises to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company evaluated the criteria of this pronouncement and concluded that it has no conditional asset retirement obligation, and therefore the adoption of FIN No. 47 had no impact on the Company’s financial statements.
In May 2005, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement will be effective December 15, 2005. Currently, the Company does not have changes in accounting principle, the adoption of SFAS No. 154 will not have impact on the Company’s financial position or results of operations.
RESULTS OF OPERATIONS
NET SALES
Net sales by region for fiscal year 2005, 2004 and 2003 are as follows:

	Year Ended			% Change
				2005	2004
				vs	vs
	June 25, 2005	June 26, 2004	June 28, 2003	2004	2003

US	$29,843,000	$21,641,000	$15,698,000	37.9%	37.9%
France	$16,403,000	$13,694,000	$10,928,000	19.8%	25.3%

Total Net Sales	$46,246,000	$35,335,000	$26,626,000	30.9%	32.7%

Fiscal year 2005 revenue of $46,246,000 reflects a consolidated sales increase of 30.9% from fiscal year 2004 revenue of $35,335,000. Revenue for fiscal year 2003 was $26,626,000. The increase in sales in fiscal year 2005 was attributable to a 37.9% increase in US sales and a 19.8% increase in sales from France compared to fiscal year 2004. The increases in sales are mostly due to the sales volume increase of 19.5% and 20.1% in fiscal year 2005 and 2004, respectively, while sales prices increased by 9.4% and 10.8% for the respective periods. All five sales channels in the US grew in revenue in fiscal year 2005 as well as three of the four sales channels in France.
The Company’s sales of high-quality foods are sold to airlines, retail supermarkets, hotel and convention center restaurants and banquets, passenger rail lines and harbor cruise lines restaurants, restaurant chains, and the US military. In fiscal year 2005, US sales accounted for 64.5% of total revenue compared to 61.2 % and 59.0% of total revenue in fiscal year 2004 and 2003, respectively, while France accounted for 35.5% in fiscal year 2005 and 38.8% and 41.0% in fiscal 2004 and 2003 respectively after eliminating inter-company sales.
Net sales by sales channel for fiscal year 2005, 2004 and 2003 are as follows:

	Year Ended			%Change
				2005	2004
				vs	vs
	June 25, 2005	June 26, 2004	June 28, 2003	2004	2003

Foodservice	$14,776,000	$11,052,000	$8,591,000	33.7%	28.6%
On Board Services	13,053,000	11,614,000	9,886,000	12.4%	17.5%
Retail	10,162,000	9,991,000	6,413,000	1.7%	55.8%
Military	6,222,000	1,047,000	904,000	494.3%	15.8%
National Restaurant Chains / New Business	2,033,000	1,631,000	832,000	24.6%	96.0%

Total	$46,246,000	$35,335,000	$26,626,000	30.9%	32.7%

The Company’s net sales increased by 30.9% to $46,246,000 in fiscal year 2005 as compared to $35,335,000 in fiscal 2004 and from $26,626,000 in fiscal 2003 due to the improved economy and the successful implementation of new Cuisine Solutions sales strategies resulting in higher demand and sales of the products. The current year sales increases were experienced in all Cuisine Solutions sales channels and were driven by the improving economy, particularly in the US, increased sales to the US military of $5,175,000 and greater consumer awareness and demand for high quality, fully cooked products. Fiscal year 2005 On Board Services and Foodservices sales increased by 12.4% and 33.7%, respectively. Military sales increased by 494.3%, while the Retail channel and

National Restaurant Chains channel sales grew by 1.7% and 24.6% respectively during fiscal 2005.
Cuisine Solutions USA’s fiscal year 2005, 2004 and 2003 sales by sales channel are as follows:

	Year Ended			%Change
				2005	2004
				vs	vs
	June 25, 2005	June 26, 2004	June 28, 2003	2004	2003

Food Service	$6,198,000	$5,842,000	$4,425,000	6.1%	32.0%
On Board Services	10,866,000	9,558,000	8,224,000	13.7%	16.2%
Retail	4,580,000	3,595,000	1,399,000	27.4%	157.0%
Military	6,222,000	1,047,000	904,000	494.3%	15.8%
National Restaurant Chains	1,977,000	1,599,000	746,000	23.6%	114.3%

Total	$29,843,000	$21,641,000	$15,698,000	37.9%	37.9%

Net sales grew by 37.9% in the US in fiscal year 2005 as compared to fiscal year 2004. This is primarily due to increased product demand in all sales channels and particularly sales to the US military’s field feeding programs for meals for the troops overseas. Also, retail had strong growth of 27.4% compared to fiscal 2004 primarily resulting from growth in the Cuisine Solutions branded package goods to warehouse retailers. A more diversified sales focus on each of the channels and the improvement in the US economy was very important to the growth in the US.
Cuisine Solutions France’s fiscal year 2005, 2004 and 2003 sales by sales channel are as follows:

	Year Ended			%Change
				2005	2004
				vs	vs
	June 25, 2005	June 26, 2004	June 28, 2003	2004	2003

Food Service	$8,578,000	$5,210,000	$4,166,000	64.6%	25.1%
On Board Services	2,187,000	2,056,000	1,662,000	6.4%	23.7%
Retail	5,582,000	6,396,000	5,014,000	(12.7%)	27.6%
New Business	56,000	32,000	86,000	75.0%	(62.8%)

Total	$16,403,000	$13,694,000	$10,928,000	19.8%	25.3%

Net sales grew by 19.8% in France in fiscal year 2005 as compared to fiscal year 2004 due primarily to the 64.6% increase in sales in Foodservice channel and the stability of On Board Service channel. The Foodservice channel sales increased by $3,368,000 to $8,578,000 in fiscal year 2005 from $5,210,000 in fiscal year 2004 due to the increased sales of the Company’s products to existing customers and the development of business with some larger hotel properties. The On Board Services channel sales remained stable and grew 6.4% in fiscal 2005 to $2,187,000 compared to the $2,056,000 in fiscal year 2004 as airlines in Europe continued their recovery. The retail sales decreased $814,000 to $5,582,000 in fiscal year 2005, compared to the $6,396,000 in fiscal year 2004, largely due to the management’s decision to the phasing-out of low margin private label items.
GROSS MARGIN
A comparison of net sales, gross margin and gross margin percentages for fiscal year 2005, 2004 and 2003 follows:

	Year Ended
	June 25, 2005	June 26, 2004	June 28, 2003
Net Sales	$46,246,000	$35,335,000	$26,626,000
Gross margin	$12,283,000	$8,530,000	$5,410,000
Gross margin percentage	26.6%	24.1%	20.3%
Earnings (Loss) from continuing operations	$1,886,000	$(343,000)	$(3,359,000)
Net earnings (loss)	$1,709,000	$(1,004,000)	$(4,092,000)
Gross margin increased 44.0% in fiscal year 2005 compared to fiscal year 2004 due primarily to significantly higher sales, increased production efficiencies, and better control over procurement costs. Gross margin as a percent of sales increased to 26.6% for fiscal 2005 compared to 24.1% in fiscal 2004, and 20.3% in fiscal 2003. Cuisine Solutions has developed new sales channels in the US over the past few years to include military and retail accounts and meals for passenger rail lines, and has seen relatively consistent results in its French subsidiary. Gross margin as a percentage of sales should continue to increase as sales continue to increase as more fixed costs are being absorbed.

SELLING AND ADMINISTRATION EXPENSES
A comparison of selling and administration costs by region is as follows:

	Year Ended			%Change
				2005	2004
				vs	vs
	June 25, 2005	June 26, 2004	June 28, 2003	2004	2003

USA	$6,670,000	$5,793,000	$6,437,000	15.1%	(10.0%)
France	3,467,000	2,849,000	2,277,000	21.7%	25.1%

Total SG&A Expenses	$10,137,000	$8,642,000	$8,714,000	17.3%	(0.8%)

Selling and administration expenses increased $1,495,000 or 17.3% in fiscal 2005 to $10,137,000 compared to $8,642,000 in fiscal 2004. The selling and administration expenses for fiscal year 2003 were $8,714,000. Expenses as a percentage of sales decreased to 21.9% in fiscal 2005 from 24.5% in fiscal 2004. The percentage decrease in selling and general administrative expenses as a percentage of sales from fiscal 2005 versus fiscal 2004 is a result of continued cost reduction, efficient use of existing resources and the significant increase in sales described above. Payroll and related expenses, marketing and sales promotion and travel expenses increased by $355,000, $303,000 and $143,000 in fiscal year 2005, compared to fiscal year 2004, as a result of the increased sales activities. The bad debt expense increased by $140,000 to $441,000 in fiscal year 2005 due to increased allowance for bad debt reserve related to the On Board Service channel.
DEPRECIATION AND AMORTIZATION
The fiscal year 2005 depreciation and amortization expense increased by $63,000 over fiscal year 2004 to $901,000 as a result of an increased amount of machinery and equipment deployed in fiscal 2005 to meet the production requirement from the sales increase. The portions of depreciation and amortization expense that are included in the cost of goods sold are $726,000 and $668,000 in fiscal year 2005 and 2004, respectively.
NON-OPERATING INCOME AND EXPENSE
The Company held long term investments of $1,465,000 and $1,114,000 at June 25, 2005 and June 26, 2004 respectively. Management maintains $1,090,000 of these funds in a trust account with the majority of the funds invested in government securities.
The non-operating expense increased to $103,000 in fiscal year 2005 from $75,000 in fiscal year 2004 due primarily to interest expense relating to the outstanding borrowings in the US and France, offset by the investment interest income of $64,000, $66,000 and $143,000 in fiscal year 2005, 2004 and 2003, respectively. Interest expense has increased to $198,000 in fiscal 2005 from $76,000 and $27,000 in fiscal 2004 and 2003, respectively, as a result of the Company’s need to borrow funds to finance increased production volume. Foreign exchange loss of $2,000, $85,000 and $50,000 are included in non-operating expense for 2005, 2004 and 2003, respectively.
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS
A comparison of earnings (loss) from continuing operations for fiscal year 2005, 2004 and 2003 is as follows:

	Year Ended
	June 25, 2005	June 26, 2004	June 28, 2003
Earnings (Loss) from continuing operations	$1,886,000	$(343,000)	$(3,359,000)
The company reported earnings from continuing operations of $1,886,000 for fiscal year 2005, or a 650% increase, compared to the loss from continuing operations of $343,000 from fiscal year 2004. Loss from continuing operations in fiscal year 2003 was $3,359,000. The increase in earnings from continuing operations was primarily driven by a 30.9% increase in sales and lower cost of goods sold due to manpower and production efficiencies and lower raw material cost.
DISCONTINUED OPERATIONS
The Company’s Board of Directors approved a plan to discontinue its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile in exchange for a note for $500,000, payable to the Company in three installments, all due before March 2005, and equity in Cuisine Solutions Chile. The note of $500,000 was paid in full as of April 2, 2005. As explained in Note 5 to the Audited Consolidated Financial Statements, the fair value of the equity was determined by management to be approximately $375,000. The Company recorded a gain of approximately $577,000 as a result of the sale of the equipment in its second quarter of fiscal year 2005. As the discontinuation of the Norwegian operations was substantially completed in fiscal 2005, the Company recognized a loss from translation adjustment of $110,000 related to the discontinued Norwegian operations. The salmon production from Norway has been replaced by the production of salmon by Cuisine Solutions Chile.
The discontinued operations in Norway had reported a $177,000 loss for the fiscal year 2005 as compared to a loss of $661,000 in fiscal 2004. The loss in fiscal 2005 includes a gain on disposal of equipment of $577,000, and the loss of $644,000 associated with the discontinued operations. In October 2004, an agreement was signed with Hjelmeland Kommune (the lessor of the Company’s Norway plant) to release the Company from the building lease in Norway. Since the lease was originally recorded as a capital lease, the capital lease asset of approximately $1,349,000 and related lease liability of $1,291,000 were offset with the difference being charged to the discontinued operations. The Company was required, by local law in Norway, to provide notification of termination to all employees prior to the board of director approval to discontinue operations. At the end of the third quarter of fiscal year 2005, all severance payments were paid to such employees.
NET EARNINGS (LOSS)
A comparison of net earnings (loss) for fiscal year 2005, 2004 and 2003 is as follows:

	Year Ended
	June 25, 2005	June 26, 2004	June 28, 2003
Net earnings (loss)	$1,709,000	$(1,004,000)	$(4,092,000)
The company reported net earnings of $1,709,000 for fiscal year 2005, or a 270% increase, compared to the net loss of $1,004,000 from fiscal year 2004. Net loss in fiscal year 2003 was $4,092,000. The increase in earnings was primarily driven by a 30.9% increase in sales and lower cost of goods sold due to manpower and production efficiencies and lower raw material cost.
Net earnings (loss) by regions are as follows:

	Year Ended
	June 25, 2005	June 26, 2004	June 28, 2003
USA	$1,677,000	$(702,000)	$(3,498,000)
France	$372,000	$359,000	$139,000
Norway (discontinued operations)	$(340,000)	$(661,000)	$(733,000)

Total Net Income (loss)	$1,709,000	$(1,004,000)	$(4,092,000)

Cuisine Solutions US increased its net earnings in fiscal year 2005 by $2,379,000 or 338.9% from a net loss of $702,000 in fiscal year 2004 to $1,677,000 in fiscal year 2005. This increase in net earnings in the US is due primarily to a 37.9% increase in sales, strong growth in Military and Retail channels, and a 60.4% increase in gross margin. US losses in fiscal year 2003 were $3,498,000.
Cuisine Solutions France had its sixth consecutive profitable year since the acquisition by Cuisine Solutions in 1999, increasing profits in fiscal year 2005 by $13,000, or 3.6%, to $372,000 from fiscal year 2004. Profits in France in fiscal year 2004 and 2003 were $359,000 and $139,000 respectively. In spite of the lackluster economy during the last three years in Europe, the French subsidiary reported profitable results and double-digit growth in the Foodservice channel in France. Management also credits the ongoing impact of labor cost in the foodservice industry in France for the increase in demand for Cuisine Solutions products to the Foodservice channel as well as aggressive cost control for the delivery of a positive net income in France.
IMPACT OF INFLATION AND THE ECONOMY
Inflation in labor and ingredient costs can significantly affect the Company’s operations. In fiscal 2005, many of the Company’s employees are paid hourly rates related to, but generally higher than the federal minimum rates. The Company’s sales pricing structure allows for the fluctuation of raw material prices. As a result, market price variations do not significantly affect the gross margin realized on product sales. However, most customers require a sixty-day notice for price changes in order to update their internal systems and evaluate the impact of price changes. Therefore, in the event of a continuous commodity price increase, the Company must either absorb the price increase during that sixty day period or discontinue sales to the customer, and risk losing the long-term business relationship.
LIQUIDITY AND CAPITAL RESOURCES
The Company held cash and cash equivalents of $2,171,000 and $1,395,000 at June 25, 2005 and June 26, 2004 respectively. Additionally, the Company held long-term investments of $1,465,000 and $1,114,000 at June 25, 2005 and June 26, 2004 respectively. Long-term investments of $1,090,000 and an $86,000 cash deposit was used to secure the overdraft credit facility for the discontinued Norwegian subsidiary at June 25, 2005.

Cash flows provided by operations was $415,000 for fiscal year 2005, which was an improvement over the prior year cash flow deficits from operations of approximately $268,000 and $2,119,000 for fiscal year 2004 and 2003, respectively. This improvement is a direct result of revenue growth and cost cutting initiatives affected since fiscal year 2003. The Company made capital expenditures of $1,241,000 and $546,000 during fiscal year 2005 and 2004, respectively.
Financing activities provided the Company with $1,584,000 in cash in fiscal 2005, primarily through the borrowing from the line-of-credit, compared to $1,112,000 in fiscal 2004. The cash provided by financing activities are used to finance the increased level of inventory, accounts receivable and investment in machinery and equipments during fiscal 2005 as a result of the continuing expansion in sales.
At June 25, 2005, the Company had borrowings of $3,277,000, bearing interest at rates ranging from 3.3% to 6.75%. The Company’s discontinued Norwegian subsidiary has an outstanding working capital commitment for its liquidity needs in the form of an overdraft facility. As of June 25, 2005, the Company has an outstanding balance of $1,031,000 under this credit facility and is included in the Liabilities from Discontinued Operations. The Company intends to liquidate its long-term investments to satisfy this debt obligation during fiscal 2006.
In December 2000, Cuisine Solutions France entered into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% interest on the outstanding balance of the loan. The total outstanding principal amount of this loan at June 25, 2005 is $33, 000 and is due before December 21, 2005.
In October 2002, Cuisine Solutions France entered into a ten year term loan to finance the acquisition of land and a building to be used as a distribution warehouse in the amount of €190,000 or $231,000. This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is $21,000 and the total outstanding principal amount is $181,000 at June 25, 2005.
In March 2003, Cuisine Solutions France entered into a five year term loan to further expand the facility in the amount of €280,000 or $340,000. This loan bears interest of 3.3% and the total outstanding principal amount is $210,000 at June 25, 2005, with a current portion of $63,000.
In June 2004, Cuisine Solutions France entered into a four year term loan to finance its new computer server and packaging line equipment in the amount of €57,000 or $69,000. The loan bears interest of 3.95% and the total outstanding principal is $53,000 at June 25, 2005, with a current portion of $17,000.
In June 2005, Cuisine Solutions France entered into a five year term loan to finance its office remodeling in the amount of €64,000 or $77,000. The loan bears interest of 3.25% and the total outstanding principal is $77,000 at June 25, 2005, with a current portion of $15,000.
On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with Food Investors Corporation (“FIC”), a related party, to provide short-term working capital necessary to expand operations. The loan bears interest of 5% per annum and was payable upon maturity. Since April 2004, the loan was extended to mature on October 22, 2005. Total outstanding principal amount outstanding on the loan was $231,000 at June 25, 2005.
On November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with Food Research Corporation (“FRC”), our controlling stockholder, to provide short-term working capital necessary to expand our operations. The loan bears interest of 5% per annum and is payable upon maturity. Under this loan, Cuisine Solutions pays interest on a quarterly basis beginning in April 2004, with a balloon payment for the total amount due three years from the origination of the loan and the outstanding balance at June 25, 2005 is $500,000. FIC and FRC are 100 % owned by Cuisine Solutions majority shareholder, the JLV group.
In February 2004 and September 2004, the Company entered into two separately 48-month capital lease agreements in the amount of $18,000 and $15,000, respectively, to provide vehicles for two of the Company’s key managers. At June 25, 2005, the commitments under these two capital lease have the outstanding balance of $13,000 each with current portion of $5,000 and $3,000, respectively.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line of credit to finance its working capital requirements in the US. The line of credit is secured by the Company’s US accounts receivable and inventory and further guaranteed with a real estate owned by FIC. This line of credit bears an interest rate of 0.5% over the prime interest rate, or 6.5% as of June 25, 2005. As of June 25, 2005, the outstanding principal was $1,774,000. The Company intends to increase the line of credit with Bank of Charles Town, however, there is no assurance that a new agreement to do so will be reached.
On March 15, 2005, the Company entered into a five year term loan with the Bank of Charles Town in the amount of $200,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 6.75%, matures on March 15, 2010, and is secured by the equipment. As of June 25, 2005, the outstanding principal was $192,000 with a current portion of $35,000.

CONTRACTUAL OBLIGATIONS AND COMMERICAL COMMITMENTS
The Company’s significant contractual obligations as of June 25, 2005 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of June 25, 2005, the Company has an outstanding balance on its line of credit for the discontinued Norwegian operation in the amount of $1,031,000. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions besides the accrued amount of $387,000 to SOMDIAA related to health and retirement plans for certain employees.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable — current	$3,186,000	$3,186,000	—	—	—
Notes payable — long term	1,063,000	—	827,000	170,000	66,000
Capital lease	58,000	40,000	17,000	1,000	—
Operating lease	1,347,000	480,000	867,000	—	—
Interest	69,000	34,000	19,000	11,000	9,000
The Company’s cash position increased in fiscal year 2005. Assuming that there are no significant changes to the Company’s business plan, management also anticipates generating positive cash flow from operations during fiscal year 2006. Management believes that the combination of cash on hand, cash flows from operations, available credit facilities will provide sufficient liquidity to meet the Company’s ongoing cash requirements for the foreseeable future.
FUTURE PROSPECTS
During fiscal year 2005, the Company continued its focus on the existing sales channels obtaining further penetration into the airline industry, obtaining a large portion of the market share of the passenger rail market, and gaining a larger share of the hotel and convention center restaurant, room service, and banquet business. The Company also focused on expanding as a retail supplier via the in-store-deli market as well as supplier for premium frozen food products, and also growth in the National Restaurant Chain and Military channels. The Company’s objective was to continue to diversify into multiple channels so if there is a disruption in one or more channels, the Company would not be as significantly impacted as it after the September 11, 2001 tragedy. In fiscal 2006, the Company intends to continue increased focus on Retail, National Restaurant Chain, and Military channels to achieve greater growth in these newer channels and continue the diversification strategy of the Company beyond the hospitality and travel industry.
Although there was significant growth in fiscal 2005, the Company believes that it has significant growth opportunities to acquire additional potential business in what the Company considers an early adopter market for its products. The Company expects growing demand for its products as consumers continue to demand convenience and quality and many operators either lack or cannot afford to pay the skilled workers necessary to supply the variety and quantity of food products demanded by their customers. The goal of the Company is to be the preeminent company in the upscale fully cooked frozen food category as this category develops.
The Company will continue to expand its sales efforts in the airline business in fiscal 2006 by continuing to market for new US accounts and by undertaking a new focus on the European airline market. While there are increased concerns in financial health of airlines, management will seek to strengthen the business relationships with most of the major airlines, passenger rail lines and harbor and major cruise lines through continued value and an increase in service by offering flexible solutions based upon the demand in the industry.
In fiscal 2006, the Company will continue to focus its efforts on large foodservice contractors and event planners rather than sales to individual smaller hotels. Demand for foodservice products in France increased significantly during fiscal 2005 and continued growth is expected for fiscal 2006 due to the continued customer satisfaction with the quality and variety of products offered by Cuisine Solutions. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency, and food safety associated with Cuisine Solutions product. Management believes this value increases in the current economic and political situation challenging today’s business environment. The Company intends to focus on large corporate accounts and explore new distribution methods in fiscal 2006 to improve its ability to more broadly distribute its products in this channel.
The Retail Sales channel was formally created during fiscal year 2000 with the objective of penetrating the In-Store Deli category of major North American retailers. The growth in this sales channel is a result of the Company’s plan for targeting large volume opportunities with high quality products. Cuisine Solutions is providing retailers with a heat and serve program that allows supermarkets to upgrade the variety and quality of meals offered. The Company is working with retailers to develop the best methodology to execute larger scale roll-outs of the program and has already introduced the idea to some of the largest retailers in the US. The Company has also placed premium private label products successfully into the retail industry, which has been experiencing an increase in frozen food sales versus the traditional demand for fresh products. In fiscal year 2005, the Company’s retail sales program showed significant growth, particularly with the club retailers, and it is beginning to allow the Company to capture certain of the high volume benefits of US retail without incurring as significant costs of marketing investment as are usually required of food suppliers doing business with US retailers. Cuisine Solutions believes that it is also beginning to gain brand awareness from its premium frozen foods sales. Cuisine Solutions expects to continue to introduce new product offerings to the Retail channel in fiscal 2006.
The US Military channel continued to be managed via a broker/distributor for the Navy, adding very little in terms of sales and administrative expenses. Sales in this channel for fiscal 2005 did grow with the Navy, but the Company’s goal is increase product penetration to other parts of the over $7 billion annual US military food budget. The Company has been working for 2 1/2 years to place items into the Army Unitized Group Rations A (UGR-A) program. Cuisine Solutions items were tested and selected for a 14 entrée rotating menu that started in October, 2004. A Cuisine Solutions entrée was also selected for a thirty day cycle menu overseas called the Concept of Operations (CONOPS) menu. There is no guarantee that the Army will continue to purchase the items from the Company, but the Company’s items are included in scheduled UGRA menu which started in early fiscal 2005 and the CONOPS menu which started in late fiscal 2005 and we believe that this could lead to significant growth in this channel. The Company will also attempt to have its product included on other US military menus during fiscal 2006 and future years. The Company cannot anticipate the length of time that US troops will remain in the war zones where the current menus are operational.
In fiscal 2006, the Company intends to further pursue its role as a supplier for national restaurant chains that we believe have found that our products quality and ease of use makes an attractive alternative for providing promotional menu items. The Company experienced significant sales growth in this channel in fiscal 2005, and has added one additional sales person to this channel in an effort to help increase its growth in fiscal 2006. Although the Company’s products are relatively expensive for many chains, management believes that there is a significant untapped market for our upscale fully cooked products for the same reasons such products are appealing to the hotel and resort restaurants.
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
Foreign Currency Rate Exposure:
Operations in France constitute 35.5% of fiscal year 2005 Company sales. The majority of the Company’s sales are denominated in US dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The French subsidiary reports in EURO while the discontinued Norwegian operations are denominated in Norwegian Kroner. As currency exchange rates change, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales that are subject to these foreign currency fluctuations are approximately 35.4% of the Company’s sales. The net assets of the subsidiaries are approximately 38.3% of the Company’s net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost. Information about the Company’s foreign currency translation policy is set forth in Footnote 1 to the Company’s consolidated financial statements contained in this Form 10-K.
Sales and Marketing Risks:
The future performance of the Company’s efforts will depend on a number of factors. One is the continued recovery of the travel industry, and specifically the airlines, which have been a major source of Cuisine Solutions revenue and focus of the Company’s formal business strategy. The other factors involve the introduction and roll-out of new product lines into the Retail, National Restaurant Chains and the Military sales channels. Although we believe that the economic situation being experienced by major US airlines is temporary, management cannot forecast the length and total impact on the Company of the current economic cycle. Cuisine Solutions will position itself to provide maximum value to our airline partners during this difficult period and remain prepared to resume further business growth in this channel when the industry recovers. Cuisine Solutions Management has placed additional focus on the opportunities available in the retail sector and the other channels and the Company’s success rate in these channels will be contingent upon market acceptance of the product line, price points and execution of its marketing strategy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is included in Item 15 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
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
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required to be included in this Item 10 will be included under the captions “Election of Directors,” “Section 16 Compliance” and “Code of Ethics” in the Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders to be filed under Regulation 14A, and such information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be included in this Item 11 will be included under the caption “Executive Compensation,” in the Proxy Statement relating to the Company’s 2005 Annual meeting of Stockholders to be filed under Regulation 14A, and such information, except for the information required by Item 402(k) and Item 402(l) of Regulation S-K, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required to be included in this Item 12 will be included under the captions “[Stock Option Plans]” and “Voting Securities and Principal Holders Thereof,” in the Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders to be filed under Regulation 14A, and such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required to be included in this Item 13 will be included under the caption “Certain Transactions,” in the Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders to be filed under Regulation 14A, and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be included in this Item 14 will be included under the caption “ Principal Accountant Fees and Services,” in the Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders to be filed under Regulation 14A, and such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

Page
(a) Index to Financial Statements

(1) Financial Statements

Report of Independent Registered Public Accounting Firm BDO Seidman LLP as of and for the year ended June 25, 2005	26

Report of Independent Registered Public Accounting Firm Grant Thornton LLP as of June 26, 2004 and for the year ended June 26, 2004 and June 28, 2003	27

Consolidated Balance Sheets — June 25, 2005 and June 26, 2004	28

Consolidated Statements of Operations — Fiscal Years Ended June 25, 2005, June 26, 2004 and June 28, 2003	29

Consolidated Statements of Changes in Stockholders’ Equity — Fiscal Years Ended June 25, 2005, June 26, 2004 and June 28, 2003	30

Consolidated Statements of Cash Flows — Fiscal Years Ended June 25, 2005, June 26, 2004 and June 28, 2003	31

Notes to Consolidated Financial Statements	32

(2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts	44

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.	44

(3) Exhibits:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (2)

3.3	By-laws. (3)

10.46	The Company’s Proxy Statement for a Special Meeting of Stockholders, dated June 7, 1991, together with a conformed copy of the Asset Purchase Agreement between Cuisine Solutions, Inc. and Vie de France Bakery Yamazaki, Inc. dated May 7, 1991. (4)

10.52	The Company’s 1986 Stock Option Plan, as amended. (5)

10.53	The Company’s 1992 Stock Option Plan. (5)

10.54	The Company’s 1999 Stock Option Plan. (5)

10.55	Employment Agreement of Y. Tristan Kuo dated December 15, 2003. (6)

Exhibit
Number	Description
10.56	Employment Agreement of Thomas L. Gregg dated January 1, 2004. (6)

10.57	Amendment No.1 to Loan Agreement with FIC dated October 22, 2003; previously filed as Exhibit (31.10.1) to the Company’s Form 10-Q for the fiscal quarter ended December 15, 2003, and herein incorporated by reference. (6)

10.59	Credit Agreement with Bank of Charles Town adopted June 25, 2004. (6)

21.1	List of Subsidiaries.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibit 3-A of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(2)	Filed herewith.

(3)	Incorporated by reference to exhibit 3-B of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(4)	Incorporated by reference from an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended June 29, 1991.

(5)	Incorporated by reference from the Company’s two Registration Statements on Form S-8, dated April 5, 1993.

(6)	Incorporated by reference to exhibit 10.55 of the Registrant’s Form 10-K for the year ended June 26, 2004, filed with the Commission on April 2, 1993.
(b) Exhibits:
Exhibits required to be filed in response to this paragraph of Item 15 are listed above in subparagraph (a)(3).
(c) Financial Statement Schedule:
Schedules and reports thereon by independent accountants required to be filed in response to this paragraph of Item 15 are listed in Item 15(a)(2).

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

Signature	Title	Date

/s/ Jean-Louis Vilgrain	Chairman of the Board	September 22, 2005
Jean-Louis Vilgrain

/s/ Stanislas Vilgrain	Chief Executive Officer	September 22, 2005
Stanislas Vilgrain

/s/ Sebastien Vilgrain	Director	September 22, 2005
Sebastien Vilgrain

/s/ Charles McGettigan	Director	September 22, 2005
Charles McGettigan

/s/ Robert van Roijen	Director	September 22, 2005
Robert van Roijen

/s/ Hugues Prince	Director	September 22, 2005
Hugues Prince

/s/ John D. Firestone	Director	September 22, 2005
John D. Firestone

/s/ Robert Herman	Director	September 22, 2005
Robert Herman

/s/ Yuyun Tristan Kuo	Vice President of Finance, Treasurer	September 22, 2005
Yuyun Tristan Kuo	and Corporate Secretary (Principal Financial Accounting Official)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CUISINE SOLUTIONS, INC.:
We have audited the accompanying consolidated balance sheet of Cuisine Solutions, Inc., and subsidiaries as of June 25, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. We have also audited the 2005 information in the financial statement schedule for the year ended June 25, 2005 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc., and subsidiaries at June 25, 2005, and the results of their operations, and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the 2005 information in the financial statement schedule for the year ended June 25, 2005, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Bethesda, Maryland
September 2, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CUISINE SOLUTIONS, INC.:
We have audited the accompanying consolidated balance sheets of Cuisine Solutions, Inc., and subsidiaries as of June 26, 2004 and June 28, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 26, 2004. In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule for each of the two years in the period ended June 26, 2004 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc., and subsidiaries as of June 26, 2004 and June 28, 2003, and the results of their operations, and their cash flows for each of the two years in the period ended June 26, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended June 26, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP
Grant Thornton LLP
Vienna, Virginia
September 14, 2004

CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 25, 2005	June 26, 2004
ASSETS
Current Assets
Cash and cash equivalents	$2,171,000	$1,395,000
Trade accounts receivable, net (Note 3)	3,758,000	3,754,000
Inventory, net (Note 4)	6,929,000	5,420,000
Prepaid expenses	344,000	140,000
Accounts receivable, related party	94,000	58,000
Other current assets	255,000	266,000
Assets from discontinued operations	39,000	1,972,000

TOTAL CURRENT ASSETS	13,590,000	13,005,000

Investments, non-current	1,465,000	1,114,000
Fixed assets, net	3,885,000	3,545,000
Other assets	46,000	46,000

TOTAL ASSETS	$18,986,000	$17,710,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line-of-credit	$1,774,000	$—
Current portion of long-term debt	422,000	921,000
Accounts payable and accrued expenses	4,227,000	4,260,000
Accrued payroll and related liabilities	1,631,000	1,340,000
Liabilities from discontinued operations	1,200,000	3,635,000

Total current liabilities	9,254,000	10,156,000

Long-term debt, less current portion	1,081,000	982,000

TOTAL LIABILITIES	10,335,000	11,138,000

Commitments and Contingencies	—	—

Stockholders’ equity
Common stock — $.01 par value, 20,000,000 shares authorized, 16,073,288 and 15,834,788 shares issued and outstanding at June 25, 2005 and June 26, 2004, respectively	161,000	159,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	26,754,000	26,380,000

Accumulated deficit	(18,781,000)	(20,490,000)

Accumulated Other Comprehensive Income
Unrealized (loss) gain on debt and equity investments	(7,000)	17,000
Cumulative translation adjustment	524,000	506,000

TOTAL STOCKHOLDERS’ EQUITY	8,651,000	6,572,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,986,000	$17,710,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 25, 2005	June 26, 2004	June 28, 2003
Net sales	$46,246,000	$35,335,000	$26,626,000
Cost of goods sold	33,963,000	26,805,000	21,216,000

Gross margin	12,283,000	8,530,000	5,410,000

Selling and administration	10,137,000	8,642,000	8,714,000
Depreciation and amortization	175,000	170,000	257,000
Other operating income	(37,000)	(32,000)	(55,000)

Earnings (Loss) from continuing operations	2,008,000	(250,000)	(3,506,000)

Non operating income (expense)
Investment income	64,000	66,000	143,000
Interest expense	(169,000)	(76,000)	(27,000)
Other income (expense)	2,000	(65,000)	47,000

Total non-operating income (expense)	(103,000)	(75,000)	163,000

Earnings (Loss) before income taxes	1,905,000	(325,000)	(3,343,000)
Provision for income tax expense	(19,000)	(18,000)	(16,000)

Earnings (Loss) from continuing operations before discontinued operations	1,886,000	(343,000)	(3,359,000)

Loss from discontinued operations
Loss from operations of Cuisine Solutions Norway	(67,000)	(661,000)	(733,000)
Loss from translation adjustment	(110,000)	—	—

Net loss from discontinued operations	(177,000)	(661,000)	(733,000)

NET EARNINGS (LOSS)	$1,709,000	$(1,004,000)	$(4,092,000)

Basic and diluted earnings (loss) per common share:
Earnings (Loss) from continuing operations before discontinued operations (after income taxes) per common share-basic	$0.12	$(0.02)	$(0.21)
Earnings (Loss) from continuing operations before discontinued operations (after income taxes) per common share-diluted	$0.11	$(0.02)	$(0.21)
Loss from discontinued operations per common share-basic and diluted	$(0.01)	$(0.04)	$(0.05)
Net earnings (loss) per common share-basic	$0.11	$(0.06)	$(0.26)
Net earnings (loss) per common share-diluted	$0.10	$(0.06)	$(0.26)

Weighted average shares outstanding-basic	15,927,524	15,827,755	15,824,788
Common stock equivalents	1,610,746	—	—

Weighted average shares outstanding-diluted	17,538,270	15,827,755	15,824,788

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Unrealized
			Retained	Gains
		Additional	Earnings	(Losses) on Debt	Cumulative	Total
	Common	Paid-In	(Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit)	Investments	Adjustment	Equity
Balance, June 29, 2002	$159,000	$26,284,000	$(15,394,000)	$10,000	$97,000	$11,156,000

2003 Net loss	—	—	(4,092,000)	—	—	(4,092,000)
Other Comprehensive Income
Unrealized gains on debt and equity investments	—	—	—	49,000	—	49,000
Translation adjustment	—	—	—	—	353,000	353,000

Other Comprehensive Income/(Loss)						402,000
Comprehensive Loss						(3,690,000)

Balance, June 28, 2003	159,000	26,284,000	(19,486,000)	59,000	450,000	7,466,000

Exercise of common stock options	—	7,000	—	—	—	7,000
Stock-based compensation		89,000	—	—	—	89,000
2004 Net loss	—	—	(1,004,000)	—	—	(1,004,000)
Other Comprehensive Income
Unrealized losses on debt and equity investments	—	—	—	(42,000)	—	(42,000)
Translation adjustment	—	—	—	—	56,000	56,000

Other Comprehensive Income/(Loss)						14,000
Comprehensive Loss						(894,000)

Balance, June 26, 2004	159,000	26,380,000	(20,490,000)	17,000	506,000	6,572,000

Exercise of common stock options	2,000	208,000	—	—	—	210,000
Stock-based compensation	—	166,000	—	—	—	166,000
2005 Net earnings	—	—	1,709,000	—	—	1,709,000
Other Comprehensive Income
Unrealized losses on debt and equity investments	—	—	—	(24,000)	—	(24,000)
Translation adjustment	—	—	—	—	18,000	18,000

Other Comprehensive Income/(Loss)						(6,000)
Comprehensive Income						1,703,000

Balance, June 25, 2005	$161,000	$26,754,000	$(18,781,000)	$(7,000)	$524,000	$8,651,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended
	June 25, 2005	June 26, 2004	June 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$1,709,000	$(1,004,000)	$(4,092,000)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	901,000	838,000	842,000
Allowance for doubtful accounts	441,000	301,000	118,000
Inventory obsolescence reserve	317,000	106,000	215,000
Stock based compensation	166,000	89,000	—
Gain on disposal of assets of discontinued operations	(577,000)	—	—
Changes in assets and liabilities, net of effects of non-cash transactions:
Increase in trade accounts receivable	(445,000)	(875,000)	(575,000)
(Increase) decrease in inventory	(1,826,000)	(1,887,000)	(73,000)
(Increase) decrease in prepaid expenses	(204,000)	310,000	(160,000)
(Increase) decrease in related parties receivable	(36,000)	(26,000)	11,000
Decrease (increase) in other assets	11,000	(70,000)	86,000
(Decrease) increase in accounts payable and accrued expenses	(36,000)	790,000	864,000
Increase in accrued payroll and related liabilities	291,000	167,000	52,000
Increase in other liabilities	3,000	55,000	30,000
Changes in assets and liabilities of discontinued operations	(300,000)	938,000	563,000

Net cash provided by (used in) by operating activities	415,000	(268,000)	(2,119,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	175,000	1,326,000
Capital expenditures	(1,241,000)	(546,000)	(955,000)

Net cash (used in) provided by investing activities	(1,241,000)	(371,000)	371,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	210,000	7,000	—
Net borrowings on line-of-credit	1,774,000	—	—
Borrowings on notes payable	295,000	1,294,000	527,000
Payments on notes payable	(695,000)	(189,000)	(175,000)

Net cash provided by financing activities	1,584,000	1,112,000	352,000

Net increase (decrease) in cash and cash equivalents	758,000	473,000	(1,396,000)
Effect of exchange rate on cash	18,000	55,000	353,000
Cash and cash equivalents, beginning of period	1,395,000	867,000	1,910,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$2,171,000	$1,395,000	$867,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$188,000	$51,000	$13,000

See accompanying notes to consolidated financial statements

CUISINE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
Cuisine Solutions develops, produces and markets upscale fully cooked, frozen entrees and sauces for the banquet, airline, passenger rail service, retail, military and restaurant industries with primary manufacturing facilities in the US and France.
PRINCIPLES OF CONSOLIDATION
The financial statements include the accounts of Cuisine Solutions, Inc. and its subsidiaries, Cuisine Solutions Norway (discontinued operations) and Cuisine Solutions France, (collectively “the Company”). All significant inter-company transactions have been eliminated in the consolidated financial statements.
The consolidated financial statements include all assets, liabilities, revenues, expenses, income, loss and cash flows of Cuisine Solutions, Inc. and all companies in which Cuisine Solutions, Inc. has a controlling voting interest (“subsidiaries”), as if Cuisine Solutions, Inc. and its subsidiaries were a single company. Significant inter-company accounts and transactions between the consolidated companies have been eliminated.
FISCAL YEAR
The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in the areas of allowance for doubtful accounts, inventory obsolescence reserve and income taxes. The Company bases its judgments and estimates on historical experience and other assumptions that it believes are reasonable.
REVENUE RECOGNITION
The Company recognizes revenues, including shipping charges billed to customers, at the time products are shipped to its customers. The Company’s sales are evidenced by verbal or physical purchase orders from the customers and confirmed by sales acknowledgements sent to the customers via facsimile. All products are shipped frozen, except for some retail sales items in France, which are shipped refrigerated. All sales are at fixed and determinable pricing and customers are responsible for freight costs. As part of its credit policy, the Company completes sales to customers that, based on its experiences, it believes will remit payment in full for the goods sold. Potential returns, adjustments and spoilage allowance are provided for in accounts receivable reserve and accruals.
SEGMENT REPORTING
The Company operates only in one business segment, the Food Service Industry.
CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments with original maturities of three months or less.
As of June 25, 2005 and June 26, 2004, $1,115,000 and $831,000, respectively, of cash were held in foreign financial institutions.
INVESTMENTS
The Company’s investments include a $375,000 equity investment in Cuisine Solutions Chile, which was accounted for under cost method, and a $1,090,000 investment in securities. Investment securities consist of U.S. Treasury, mortgage-backed instruments, corporate debt and equity securities. The Company has classified its investments as “available-for-sale.” Securities classified as available for sale include securities which could be sold in response to changes in interest rates or for general liquidity needs. Such securities are carried at estimated fair value with unrealized gains or losses recorded as Other Comprehensive Income (Loss) in the Statements of Changes in Stockholders’ Equity. The specific identification method is used to record gains and losses on investment transactions.

INVENTORY
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under ARB No. 43.
The Company determines the inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. At the end of fiscal year 2005, the Company had an inventory obsolescence reserve of $331,000.
FIXED ASSETS
Machinery, equipment, furniture and fixtures are depreciated using the straight-line method over estimated useful lives which range from two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the leases which range from four to twenty years, or the estimated useful life of the improvement. Buildings are depreciated using the straight-line method over the estimated useful lives which range from twenty to thirty years.
Expenditures for maintenance and repairs are charged to expense, and significant improvements are capitalized. Maintenance and repairs charged to expense approximated $478,000 in 2005, $390,000 in 2004 and $352,000 in 2003.
Included in fixed assets are assets located in Europe, totaling approximately $1,827,000 and $1,967,000 as of June 25, 2005 and June 26, 2004, respectively.
WEB SITE DEVELOPMENT COSTS
The Company capitalizes web site development costs in accordance with EITF 00-2 “Accounting Web Site Development Costs” and AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, as the company plans to use the web site internally. SOP No. 98-1 requires that certain external costs and internal payroll and payroll-related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software’s useful life. Training and research and development costs are to be expensed as incurred. In fiscal 2004, the company modified its website. Approximately $23,000 was capitalized as a result of such modification and is being amortized over 3 years.
SHIPPING AND HANDLING COSTS
Shipping and handling costs are expensed when incurred and are classified as cost of goods sold in the accompanying consolidated statements of operations.
RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred and totaled $268,000, $261,000, and $240,000 for the years ended June 25, 2005, June 26, 2004 and June 28, 2003, respectively. These expenses were included in the Selling and Administration expenses in the consolidated statements of operations.
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
IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
The Company accounts for the impairment of long-lived assets pursuit to SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement 144”). Statement 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which requires pro-forma disclosure of compensation expense associated with stock options using the fair value method.
Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net earnings (loss) and basic and diluted net earnings (loss) per common share would have been changed to the following pro forma amounts:

	June 25, 2005	June 26, 2004	June 28, 2003
Net earnings (loss) applicable to common shareholders	$1,709,000	$(1,004,000)	$(4,092,000)
Add: Stock-based employee compensation cost, net of taxes, included in reported net earnings (loss)	$166,000	$89,000	—
Less: Total stock-based compensation expense determined under the fair value method	$(716,000)	$(72,000)	$(171,000)
Pro forma net earnings (loss)	$1,159,000	$(987,000)	$(4,263,000)
Earnings (loss) per common share:
Basic – as reported	$0.11	$(0.06)	$(0.26)
Diluted – as reported	$0.10	$(0.06)	$(0.26)
Basic – pro forma	$0.07	$(0.06)	$(0.27)
Diluted – pro forma	$0.07	$(0.06)	$(0.27)
Weighted average common shares outstanding-basic	15,927,524	15,827,755	15,824,588
Common stock equivalents	1,610,746	—	—
Weighted average common shares outstanding-diluted	17,538,270	15,827,755	15,824,788
EARNINGS PER SHARE
Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share also include common stock equivalents outstanding during the period if dilutive. The Company had 1,610,746, 1,979,241, and 1,539,500 common stock equivalents, primarily stock options, for the year ended June 25, 2005, June 26, 2004, and June 28, 2003, respectively. For the fiscal years ended June 26, 2004 and June 28, 2003, the assumed exercise of the Company’s common stock equivalents are not included in the calculation as the effect would be anti-dilutive.
FOREIGN CURRENCY TRANSLATION
The statements of operations of the Company’s French and discontinued Norwegian subsidiaries (the “Subsidiaries”) have been translated to U.S. dollars using the average currency exchange rates in effect during the year. The functional currency for Norway is Norwegian Kroner while Euro is the functional currency for French subsidiary. Subsidiaries balance sheets have been translated using the currency exchange rate as of the end of the fiscal year. The impact of currency exchange rate changes on the translation of the Subsidiary’s balance sheet is reflected as a component of Other Comprehensive Income (Loss) in the Statements of Changes in Stockholders’ Equity. As the winding down of the Norwegian operations was substantially completed in fiscal 2005, the Company recognized a loss from translation adjustment of $110,000 related to the discontinued Norwegian operations.
COMPREHENSIVE INCOME
Financial Accounting Standards No. 130, Reporting Comprehensive Income (“Statement 130”), establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Components of other comprehensive income include foreign currency translation gains and losses and unrealized gains and losses on debt and equity securities. Comprehensive income is shown on the consolidated statements of changes in stockholders’ equity.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Under Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments, effective for fiscal years that end after December 15, 1996, the Company is required to provide fair value disclosures of its financial instruments. The Company estimates the fair value of its financial instruments using the following methods and assumptions: (1) quoted market prices, when available, are used to estimate the fair value of investments in marketable equity securities; (2) carrying amounts in the consolidated balance sheets approximate fair value for cash, notes receivable and short-term borrowings.

RECENT ACCOUNTING PRONOUNCEMENTS
In November 2004, Financial Accounting Standard Board (“FASB”) issued SFAS 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. This Statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This pronouncement will be effective for fiscal year 2006. However, as the Company does not include amounts of idle facility expense, freight, handling costs and wasted material in its inventory, the adoption of SFAS 151 will not have a material impact on the Company’s financial position or results of operations.
In December 2004, Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004), “Shared-Based Payment”. Revised SFAS 123(R) addresses the requirements of an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the first quarter of fiscal year 2006. Management is controlling future issuance of the Company’s stock options and anticipates the Selling and Administration expenses will increase by less than one percent (1%) upon the adoption of SFAS 123(R) in fiscal year 2006.
In December 2004, Financial Accounting Standard Board (“FASB”) issued SFAS 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”. This Statement requires exchanges of nonmonetary assets to be measured based on the fair value of the assets exchanged. This pronouncement will be effective for fiscal year 2006. However, as the Company does not have transaction involves exchange of nonmonetary assets, the adoption of SFAS 153 will not have a material impact on the Company’s financial position or results of operations.
In March 2005, Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of FASB No. 143 (“FIN No. 47”). FIN No. 47 addresses the obligation of a business enterprises to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company evaluated the criteria of this pronouncement and concluded that it has no conditional asset retirement obligation, and therefore the adoption of FIN No. 47 had no impact on the Company’s financial statements.
In May 2005, Financial Accounting Standard Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement will be effective December 15, 2005. Currently, the Company does not have changes in accounting principle, the adoption of SFAS 154 will not have impact on the Company’s financial position or results of operations.
NOTE 2 – LIQUIDITY AND OPERATIONS
The Company held cash and cash equivalent of $2,171,000 and $1,395,000 at June 25, 2005 and June 26, 2004, respectively. Additionally, the Company held long term investments of $1,465,000 and $1,114,000 at June 25, 2005 and June 26, 2004, respectively. Long term investments of $1,090,000 and an $86,000 cash deposit are used to secure the overdraft credit facility of the discontinued Norwegian operation at June 25, 2005. The company intends to liquidate its long-term investment to satisfy the credit facility in Norway during fiscal year 2006.
The Company’s cash position increased in fiscal year 2005 primarily due to the increase in sales and net positive earnings compared to net loss in fiscal year 2004. The increase is primarily the result of the cash provided by operating activities and borrowings on the line of credit and equipment loan, offset by capital expenditures. Cash provided by operations was $415,000 in fiscal 2005, compared with cash used by operations of $268,000 and $2,119,000 for years ended June 26, 2004 and June 28, 2003, respectively. In fiscal 2005, the Company used $1,826,000 to increase its inventory to accommodate the demand from its continuing growth in sales. Assuming that there are no significant changes to the Company’s business plan, management also anticipates generating positive cash flow results during fiscal year 2006. Management believes that the combination of cash on hand, cash flows from operations, available credit facilities, and if required outside funding will provide sufficient liquidity to meet the Company’s ongoing cash requirements.

NOTE 3 – ACCOUNTS RECEIVABLE
Accounts Receivable consisted of:

	June 25, 2005	June 26, 2004
TRADE ACCOUNTS RECEIVABLE	$4,251,000	$3,822,000
ALLOWANCE FOR DOUBTFUL ACCOUNTS	(493,000)	(68,000)

TRADE ACCOUNTS RECEIVABLE, NET	$3,758,000	$3,754,000

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
NOTE 4 — INVENTORY
Inventory consisted of the following:

	June 25, 2005	June 26, 2004
RAW MATERIAL	$1,935,000	$1,586,000
FROZEN PRODUCT & OTHER FINISHED GOODS	4,337,000	3,335,000
PACKAGING	988,000	661,000

	7,260,000	5,582,000
LESS OBSOLESCENCE RESERVE	(331,000)	(162,000)

	$6,929,000	$5,420,000

NOTE 5 – FIXED ASSETS
The components of fixed assets were as follows:

	June 25, 2005	June 26, 2004
Land	$71,000	$71,000
Building	2,571,000	2,537,000
Machinery & equipment	10,892,000	10,398,000
Machinery & equipment under capital lease	589,000	592,000
Leasehold improvements	2,384,000	2,323,000
Furniture & fixtures	241,000	232,000
Computer software	1,090,000	1,089,000
Construction in progress	391,000	20,000

	18,229,000	17,262,000
Less Accumulated depreciation and amortization	(14,073,000)	(13,505,000)
Less Accumulated amortization on capital leases	(270,000)	(212,000)

	$3,886,000	$3,545,000

NOTE 6 — INVESTMENTS
The Company’s investments include a $375,000 equity investment in Cuisine Solutions Chile, which was accounted for under the cost method, and a $1,090,000 investment in securities. The security investments are classified as available-for-sale. These securities are carried at estimated fair value and unrealized gains and losses are reported as a component of Other Comprehensive Income (loss) in the Statement of Changes in stockholders’ equity. At June 25, 2005, the Company’s long-term investments secure a letter of credit from a U.S. banking institution to collateralize the overdraft facility of the Company’s discontinued Norwegian operation with DnB Nor Bank.
     The following is a summary of the Company’s investments at June 25, 2005:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$953,000	$—	$5,000	$948,000
Corporate debt	144,000	—	2,000	142,000

Total investments	$1,097,000	$—	$7,000	$1,090,000

The following is a summary of the Company’s investments at June 26, 2004:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$953,000	$15,000	$—	$968,000
Corporate debt	144,000	2,000	—	146,000

Total investments	$1,097,000	$17,000	$—	$1,114,000

NOTE 7 – DISCONTINUED OPERATIONS
The Company discontinued its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile in exchange for a note for $500,000, and equity in Cuisine Solutions Chile. The fair value of the equity was determined by management to be approximately $375,000. The Company recorded a gain of approximately $577,000 as a result of the sale of the equipment in its second quarter of fiscal year 2005. As the winding down of the Norwegian operations was substantially completed in fiscal 2005, the Company recognized a loss from translation adjustment of $110,000 related to the discontinued Norwegian operations. The salmon production from Norway has been replaced by the production of salmon by Cuisine Solutions Chile.
The assets and liabilities from discontinued operations at June 25, 2005 and June 26, 2004 are as follows:

	June 25, 2005	June 26, 2004
Assets of discontinued operations:
Cash	$36,000	$96,000
Accounts receivable, net	—	83,000
Other assets	3,000	345,000
Fixed assets, net	—	1,448,000

Total assets of discontinued operations	$39,000	$1,972,000

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$169,000	$1,265,000
Note payable	1,031,000	2,370,000

Total liabilities of discontinued operations	$1,200,000	$3,635,000

The note payable includes a $1,031,000 outstanding loan on a working capital overdraft line of credit with DnB Nor Bank. The overdraft facility is secured by a letter of credit posted by a U.S. banking institution that is renewed semi-annually. Long term investments of $1,090,000 and an $86,000 cash deposit have been pledged as collateral to secure the letter of credit. The Company intends to liquidate the investments to satisfy the outstanding debt obligation. The DnB Nor Bank overdraft facility interest rate at June 25, 2005 and June 26, 2004 was 4.25% and 4.0%, respectively.
In October 2004, an agreement was signed with Hjelmeland Kommune to release the Company from the building lease in Norway. Since the lease was originally recorded as a capital lease, the capital lease asset of approximately $1,349,000 and related lease liability of $1,291,000 were offset with the difference being charged to the discontinued operations.
The following amounts related to Cuisine Solutions Norway have been segregated from continuing operations and reflected as follows:

	Year ended
	June 25, 2005	June 26, 2004	June 28, 2003
Net Sales	$32,000	$1,386,000	$1,186,000
Expenses:
Cost of goods sold	127,000	1,990,000	1,659,000
Selling and administrative expense	1,000	22,000	43,000
Other operating expense	463,000	—	—
Interest expense	86,000	135,000	236,000
Other expense (income)	(1,000)	(100,000)	(19,000)

Loss from discontinued operations	(644,000)	(661,000)	(733,000)
Gain from disposal of assets	577,000	—	—
Loss from translation adjustments	(110,000)

Net earnings (Loss) from discontinued operations	$(177,000)	$(661,000)	$(733,000)

NOTE 8 — DEBT
Debt, at June 25, 2005 and June 26, 2004, was as follows:

			2005 Principal	2004 Principal
Lender	Description	Maturity	Outstanding	Outstanding
NORBAIL	Capital Lease	November, 20, 2005	$33,000	$131,000
CDN	Term Loan	October 22, 2012	181,000	202,000
BNP Paribas	Term Loan	March 6, 2008	210,000	277,000
Emprunt CIN	Term Loan	June 15,2008	53,000	69,000
Emprunt CIN	Term Loan	June 20, 2010	77,000	—
FIC	Term Loan	October 22, 2005	231,000	424,000
FIC	Term Loan	December 10, 2004	—	300,000
FRC	Term Loan	November 10, 2006	500,000	500,000
BCT	Line of credit	December 1, 2005	1,774,000	—
BCT	Term Loan	March 15, 2010	192,000	—
Volvo	Capital Lease	September 18, 2008	13,000	—
Volks Wagen	Capital Lease	February 26, 2008	13,000	—

		Total	$3,277,000	$1,903,000
		Less current portion	2,196,000	921,000

		Non-current portion	$1,081,000	$982,000

The Company believes that the carrying values of the amounts outstanding under the above debt instruments approximate fair value based upon their maturity dates and interest rates that approximate market rates for such debt instruments.
The Company’s Norwegian subsidiary secured a working capital commitment for its liquidity needs in Norway in the form of an overdraft facility from DnB Nor Bank (“DnB”). Borrowings under the overdraft facility are limited to a maximum of $1,097,000, with a floating interest rate equal to the prevailing Norwegian overnight funds rate plus two percentage points. The DnB Nor Bank overdraft facility interest rate at June 25, 2005 and June 26, 2004 was 4.5% and 4.0%, respectively. The overdraft facility is secured by a letter of credit posted by the U.S. banking institution that is renewed semi-annually. The letter of credit is secured by $1,090,000 in long-term investments and an $86,000 in cash deposit at June 25, 2005.
In December 2000, Cuisine Solutions France entered into a five-year capital lease obligation with an initial principal amount of $435,000 and with monthly payments of $10,400 for the first year, $9,565 for the second year and $8,321 for the third and fourth year with 6% per annum interest on the outstanding balance of the loan. The lease is related to a cooking machine which can be purchased at a bargain price at the end of the lease term. The total outstanding principal amount of this loan at June 25, 2005 is $33,000 and is due before December 21, 2005.
In October 2002, Cuisine Solutions France entered into a ten year term loan with Credit du Nord (“CDN”) to finance the acquisition of land and a building for a distribution plant in the amount of € 190,000 ($231,000). This loan bears interest of 5.7% and is due in October 2012. The current portion of this loan is $21,000 and the total outstanding principal amounts to $181,000 at June 25, 2005. In March 2003, Cuisine Solutions France entered into a five year term loan with BNP Paribas, a French based international commercial bank, to further expand the facility in the amount of € 280,000 ($340,000). This loan bears interest of 3.3% and the total outstanding principal amounts to $210,000 at June 25, 2005, with a current portion of $63,000. Cuisine Solutions France entered into a four year term loan to finance its new computer server and packaging line equipment in the amount of € 57,000 or $69,000. The loan bears interest of 3.95% and the total outstanding principal is $53,000, with a current portion of $17,000, at June 25, 2005. In June 2005,

Cuisine Solutions France entered into a five year term loan to finance its building modification in the amount of € 64,000 or $77,000. The loan bears interest of 3.25% and the total outstanding principal is $77,000, with a current portion of $15,000, at June 25, 2005.
On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with Food Investors Corporation (“FIC”) to provide short term working capital necessary to expand operations. The loan bears interest of 5% per annum and was payable upon maturity. In April 2005, the loan was extended to October 22, 2005. Total outstanding principal was $231,000 at June 25, 2005. In addition, on November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with Food Research Corporation (“FRC”) to provide short term working capital necessary to expand operations. The loan bears interest of 5% per annum and is payable upon maturity. Under this loan, Cuisine Solutions pays interest on a quarterly basis beginning in April 2004, with a balloon payment for the total amount due three years from the origination of the loan. FIC and FRC are 100 percent owned by Cuisine Solutions majority shareholder, the JLV group.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line of credit to finance its working capital requirements in the US. The line of credit is secured by the Company’s US accounts receivable and inventory and further guaranteed by FIC and secured by real estate owned by FIC. This line of credit bears an interest rate of 0.5% over the prime interest rate, or 6.5% as of June 25, 2005, and is renewable on September 1, 2005. The outstanding principal was $1,774,000 as of June 25, 2005. As of September 1, 2005, this maturity of this line of credit was extended to December 1, 2005. The Company intends to increase the line of credit with Bank of Charles Town, however, there is no assurance that a new agreement will be reached. On March 15, 2005, the Company entered into a five year term loan with the Bank of Charles Town in the amount of $200,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 6.75%, matures on March 15, 2010, and is secured by the equipment. As of June 25, 2005, the outstanding principal was $192,000 with a current portion of $35,000.
Debt maturities during the next five fiscal years on an aggregate basis at June 25, 2005 were as follows:

2006	$2,196,000
2007	669,000
2008	175,000
2009	94,000
2010	77,000
Thereafter	66,000

Total	$3,277,000

NOTE 9 — STOCKHOLDERS’ EQUITY
The Company’s capital stock is comprised of two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock option plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law. There are no shares of Class B Stock outstanding.
NOTE 10 — INCOME TAXES
The composition of the provision for income taxes attributable to operations was:

Year Ended
	June 25, 2005	June 26, 2004	June 28, 2003
Current:
Federal	$—	$—	$—
Foreign	19,000	18,000	16,000
State	—	—	—

	19,000	18,000	16,000

Deferred:
Federal	$—	$—	$—
Foreign	—	—	—
State	—	—	—

	$—	—	—

Income tax expense (benefit)	$19,000	$18,000	$16,000

The differences between amounts computed by applying the statutory federal income tax rates to income from operations and the total income tax benefit applicable to operations were as follows:

	Year Ended
	June 25, 2005	June 26, 2004	June 28, 2003
Federal tax benefit at statutory rates	$581,000	$(238,000)	$(1,209,000)
Loss from foreign operations and investment	(584,000)	(103,000)	(202,000)
State income taxes, net	57,000	(60,000)	(249,000)
France minimum taxes	19,000	18,000	16,000
Credits	(27,000)	—	—
Period effect of change in valuation allowance	222,000	387,000	1,764,000
Permanent differences	(249,000)	13,000	(104,000)
Other, net	—	1,000	—

Total	$19,000	$18,000	$16,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The significant components of deferred tax assets are as follows:

	Year Ended
	June 25, 2005	June 26, 2004
Deferred tax assets:
NOL — US	$5,408,000	$5,875,000
NOL — Norway	1,356,000	1,220,000
NOL — France	566,000	744,000
Capital losses	63,000	141,000
Foreign other	74,000	74,000
Inventory adjustment	203,000	124,000
Basis difference in investments	1,381,000	755,000
Property and equipment	240,000	330,000
AMT Credit	27,000	—
Other	248,000	81,000

Total Deferred tax assets	9,566,000	9,344,000
Less Foreign valuation allowance	(9,566,000)	(9,344,000)

Net deferred tax assets	—	—

Deferred tax liabilities	—	—

Net Deferred tax liabilities	$—	$—

The Company has provided a valuation allowance against its deferred tax assets since the realization of these tax benefits cannot be reasonably assured. The net changes in total valuation allowance for the years ended June 25, 2005 and June 26, 2004 were an increase of $222,000 and $387,000, respectively.
The foreign net operating loss carry-forward can only be used to offset taxable income in the country where the carry-forward was generated. These operating loss carry-forwards are available to offset future foreign income, if any, through 2015.
The Company has available credit carry-forwards of $27,000, which have no expiration date at June 25, 2005.
The Company has net operating loss carry-forwards for US Federal and state income tax purposes of $13,520,000 at June 25, 2005, which is available to offset future federal and state taxable income, if any, through 2025. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, are greater than 50%. The effects of any potential ownership changes, if any, have not been analyzed by the Company. Management believes there have been no significant ownership changes that would impact the use of net operating losses.
NOTE 11 — EMPLOYEE BENEFITS
The Company sponsors a qualified employee savings plan under which employees who meet certain minimum age and service requirements are eligible to participate. The Company matches one-third of the first 6% of eligible employees’ voluntary contributions to the plan. The Company expensed $30,400, $25,050 and $26,230 in fiscal years 2005, 2004 and 2003, respectively, for contributions to the savings and profit sharing plan.
The Company expensed $28,000, $30,000 and $216,000 for a separate health and retirement plan for the CEO of the Company and two other non-Officers but key employees in fiscal years 2005, 2004 and 2003 respectively. The amount expensed in fiscal year 2003 included coverage for previous year’s benefits after all related costs were identified during fiscal year 2004. We refer to “Transactions with related Parties” for further disclosure of these benefits.
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
During fiscal year 2000, the Company adopted the 1999 stock option plan that which provides for up to 2,600,000 shares of the Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. As of June 25, 2005, there are 301,532 shares are available for future option grants under the plans.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003 as follows:

	June 25, 2005	June 26, 2004	June 28, 2003
Expected dividend yield	—	—	—
Risk-free interest rate	4.2%	4.5%	4.3%
Expected life (in years)	6	10	6
Expected volatility	251%	96%	116%
The following summarizes stock option activity under both of the Company’s plans:

	2005		2004		2003
		Weighted-Average		Weighted-Average		Weighted-Average
Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at Beginning of Year	2,893,616	1.01	1,914,500	1.11	2,348,500	1.17
Granted	188,852	1.34	1,089,616	0.89	232,500	0.25
Cancelled				—	(82,500)	0.58
Exercised	(238,500)	0.88	(10,000)	0.70	—	—
Forfeited	(48,000)	2.98	(100,500)	1.65	(584,000)	1.09

Outstanding at end of year	2,795,968	1.02	2,893,616	1.01	1,914,500	1.11

Options exercisable at year-end	2,252,218		1,979,241		1,539,500
Weighted-average fair value of options Granted during the year	$2.21		$0.90		$0.22

Total option life	10		10		10
% Exercisable	81%		68%		80%
Average years exercisable	3		3		3
Average remaining contractual life	7		7		7
The following table summarizes information about stock options outstanding at June 25, 2005:

		Stock Options Outstanding		Stock Options Exercisable
	Number	Weighted-Average		Number
	Outstanding	Remaining	Weighted-Avg	Exercisable	Weighted-Avg
RANGE OF EXERCISE PRICES	at 6/25/05	Contractual Life	Exercise Price	at 6/25/05	Exercise Price
$0.01 TO $0.24	143,468	9.02	$0.01	143,468	$0.01
$0.25 TO $0.6561	125,000	7.32	$0.25	93,750	$0.25
$0.6562 TO $1.03	1,316,500	5.46	$0.87	854,000	$0.86
$1.031 TO $1.37	650,000	5.02	$1.14	615,000	$1.14
$1.38 TO $1.50	405,500	2.06	$1.38	405,500	$1.38
$1.51 TO $2.00	—	—	—	—	—
$2.01 TO $2.50	145,000	0.71	$2.15	130,000	$2.15
$3.01 TO $3.50	10,500	0.13	$3.40	10,500	$3.13

	2,795,968			2,252,218

NOTE 12 — COMMITMENTS
The Company leases office and plant space, vehicles, and certain office equipments under operating leases, which expire on various dates through 2008. Certain leases provide for escalations in rent based upon increases in the lessor’s annual operating costs or the consumer price index. Future minimum lease payments under these agreements at June 25, 2005 were as follows:

Fiscal Year
2006	$480,000
2007	494,000
2008	373,000
2009	—

$1,347,000

Rent expense for operations approximated $428,000, $422,000 and $428,000 for fiscal years 2005, 2004 and 2003, respectively.
NOTE 13 — TRANSACTIONS WITH RELATED PARTIES
The Company receives consulting services under an agreement with Food Investors Corporation (“FIC”). FIC is 100 percent owned by Cuisine Solutions majority shareholder, the JLV group. Pursuant to the consulting agreement, FIC provides services related to management, planning, strategy development and pursing worldwide interests of the Company. This agreement is renewable annually. During fiscal year 2003, the Company suspended the consulting agreement with Food Investors Corporation as a cost saving measure. This resulted in a $36,000 savings during the fourth quarter of fiscal 2003 since the quarterly payment was withheld. The suspended agreement is subject to future evaluation by the Board of Directors of the Company. The amount paid by the Company to FIC for fiscal year 2003 was $108,000.
The Company has recorded an accrued liability in the amount of $387,000 to SOMDIAA at June 25, 2005. SOMDIAA is a holding company which is majority owned by Secria, S.A. and Secria Europe, S.A. Both enterprises are owned by the Jean-Louis Vilgrain family (“JLV Group”) and Food Research Corporation (“FRC”) is owned by Secria Europe, S.A. SOMDIAA provides the administration of French Social Security healthcare and retirement plans for individuals who work within the JLV Group. The primary portion of the accrual is related to amounts billed from SOMDIAA for separate health and retirement plans for the CEO of the Company and two other non-officers but key employees. The total accrual at June 25, 2005 includes coverage for previous year’s benefits.
On June 12, 2001, the Company signed an agreement with Inversiones Stefal ltda of Chile, Farmers Market Land of Germany, Inversiones Continex of Chile, and Iso-Tech Ltda of Brazil (the “parties”) to create a joint venture that was originally contemplated to be structured as a partnership, to build a sous-vide processing facility in Chile. This initial agreement was terminated without prejudice between the parties in fiscal year 2003 prior to the capitalization of the partnership. However, the parties decided to continue the project through the formation of a corporation, Cuisine Solutions Chile, S.A. (“Cuisine Solutions Chile”). The Company received a 10% interest in Cuisine Solutions Chile and is a minority shareholder of Cuisine Solutions Chile. The 10% interest was issued to the Company in consideration of certain intangible assets, such as know-how for the plant development and operations and marketing support, all of which had no carrying value on the Company’s consolidated balance sheets. Cuisine Solutions Chile is controlled by its majority shareholder and its affiliates, none of which are affiliated with the Company. The intended purpose of the facility is to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. An agreement to market certain sous-vide products was signed by the parties and a commercial agreement regarding the purchase of certain raw materials from Cuisine Solutions Chile was signed in fiscal year 2004. The plant began operations in August 2004. During the Company’s second quarter of fiscal year 2005, Cuisine Solutions Chile conducted a capital raise from its existing shareholders. In order to maintain the Company’s 10% interest in Cuisine Solutions Chile, the Company sold equipment from its discontinued facility in Norway to Cuisine Solutions Chile in exchange for a note receivable of $500,000 payable in three installments, all due before March 2005, and $500,000 in equity in Cuisine Solution Chile (determined based upon cash invested by the majority shareholder of Cuisine Solutions, Chile). As of April 2, 2005, the $500,000 note has been paid in full. Management recorded a discount of $125,000 against the value of the equity received. Management believes that this discount is appropriate because there is no ready market for the stock of Cuisine Solutions Chile, Cuisine Solutions Chile has a limited operating history, and the Company’s ownership stake represents only a minority interest in Cuisine Solutions Chile. The Company’s 10% equity investment in Cuisine Solutions Chile is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile.
FIC and FRC are owned by the JLV Group. On October 22, 2003, the Company entered into a six month term loan in the amount of $500,000 with FIC to provide short-term working capital necessary to expand operations. The loan bears interest of 5% per annum and was payable upon maturity. In April 2005, the loan was extended to October 22, 2005. Total outstanding principal was $231,000 at June 25, 2005. In addition, on November 10, 2003, the Company entered into a three-year term loan in the amount of $500,000 with FRC to provide short-term working capital necessary to expand operations. The loan bears interest of 5% per annum and is payable upon maturity on November 9, 2006. Under this loan, Cuisine Solutions pays interest on a quarterly basis beginning in April 2004, with a balloon payment for the total amount due three years from the origination of the loan.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line of credit to finance its working capital requirements in the US. The line of credit is secured by the Company’s US accounts receivable and inventory and further guaranteed by FIC and secured by real estate owned by FIC. This line of credit bears an interest rate of 0.5% over the prime interest rate, or 6.5% as of June 25, 2005, and is renewable on September 1, 2005. The outstanding principal was $1,774,000 as of June 25, 2005. As of September 1, 2005, this maturity of this line of credit was extended to December 1, 2005. The Company intends to increase the line of credit with Bank of Charles Town, however, there is no assurance that a new agreement will be reached.
NOTE 14 — SALES TO MAJOR CUSTOMERS
Due to the decentralized purchase decision processes of customers within the Foodservice, retail, military and restaurant chain channels, management does not believe any single customer creates a dependency relationship.
The On Board Services channel did not have sales to any one customer that represented 10% of the total business in fiscal year 2005 and fiscal year 2004. One airline distributor had represented 12.7% of sales in fiscal year 2003.
The Foodservice and national restaurant chain channels consist of a wide base of hotel banquet and convention centers in a decentralized purchase decision environment and no single customer can have a material impact on the total Company. Retail has a smaller base of customers that create most of the demand for the packaged food lines. The largest of the retail customer’s purchase decisions are also decentralized and so the loss of a single customer should not have a material impact. Cuisine Solutions decision to diversify US military sales to include the Army in fiscal year 2004 was not only to grow the channel, but also to reduce dependency on the Navy. The Army is now a major end customer for Cuisine Solutions. The Company cannot anticipate the length of time that the troops will remain in the war zones where the current menus utilizing the Company’s products are operational.
Foreign sales accounted for approximately 35.4%, 38.8%, and 41.0% of total sales in fiscal years 2005, 2004 and 2003, respectively.
NOTE 15 — LITIGATION
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
There are no other materials pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject. Management does not believe that any amounts it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.
NOTE 16 — QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
In management’s opinion, the interim financial data below reflects all adjustments necessary to fairly state the results of the interim period presented. All adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

	(in thousands, except per share amounts)
	FISCAL YEAR 2005 QUARTERS ENDED
	September 18, 2004	December 11, 2004	April 2, 2005	June 25, 2005
Net sales	$8,703	$11,062	$14,355	$12,126
Gross margin	2,030	2,996	3,802	3,455
Earnings(Loss) from continuing operations	280	532	511	570
Earnings(Loss) from discontinued operations	(118)	61	—	(120)
Net earnings	162	593	511	443
Net earnings per share-basic	$0.01	$0.04	$0.03	$0.03
Net earnings per share-diluted	$0.01	$0.03	$0.03	$0.03

		FISCAL YEAR 2004 QUARTERS ENDED
	September 20, 2003	December 13, 2003	April 3, 2004	June 26, 2004
Net sales	$6,735	$8,764	$10,912	$8,924
Gross margin	1,301	2,155	2,374	2,700
Earnings(Loss) from continuing operations	(42)	135	(245)	(191)
Earnings(Loss) from discontinued operations	(139)	(72)	(316)	(134)
Net earnings (loss)	(181)	63	(561)	(325)
Net loss per share –basic and diluted	$(0.01)	$—	$(0.03)	$(0.02)

		FISCAL YEAR 2003 QUARTERS ENDED
	September 11, 2002	December 14, 2002	April 5, 2003	June 28, 2003
Net sales	$5,933	$6,442	$7,463	$6,788
Gross margin	1,260	1,309	1,352	1,489
Loss from continuing operations	(554)	(626)	(1,230)	(949)
Loss from discontinued operations	(220)	(221)	(247)	(45)
Net loss	(774)	(847)	(1,477)	(994)
Net loss per share –basic and diluted	$(0.05)	$(0.05)	$(0.10)	$(0.06)
SCHEDULE II
CUISINE SOLUTIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions		Reduction/		Balance at
	Beginning	charged to		write-off to		End of
	of Period	operations		allowance		Period
Year ended June 28, 2003
Allowance for doubtful accounts	$168,000	$118,000		$224,000	(3)	$62,000

Allowance for obsolete inventory	$504,000	$215,000	(1)	$294,000		$425,000

Year ended June 26, 2004
Allowance for doubtful accounts	$62,000	$301,000	(3)	$295,000		$68,000

Allowance for obsolete inventory	$425,000	$106,000	(1)	$369,000		$162,000

Year ended June 25, 2005
Allowance for doubtful accounts	$68,000	$441,000	(2)	$16,000		$493,000

Allowance for obsolete inventory	$162,000	$317,000		$148,000		$331,000

(1)	Additional reserves for obsolete inventory

(2)	Additional allowance for doubtful accounts

(3)	Reclassification to Other Current Assets