Form 10-Q
period 2005-09-17
CUISINE SOLUTIONS INC
filed 2005-10-25
CIK 737602

Form 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 17, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-32439
CUISINE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-0948383
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
The number of shares of outstanding of each of the issuer’s classes of common stock, $0.01 par value, outstanding as of October 24, 2005 was:

Class of Common Stock	Number of Shares
Class A Class B	16,170,038 None

TABLE OF CONTENTS

PART I
Item 1. Financial Statements (unaudited)	page 3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	page 14
Item 3. Quantitative and Qualitative Disclosures About market Risk	page 23
Item 4. Controls and Procedures	page 23

PART II
Item 1. Legal Proceedings	page 25
Item 2. Unregistered Sales of Equity Securities and use of Proceeds	page 25
Item 3. Defaults Upon Senior Securities	page 25
Item 4. Submission of Matters to a Vote of Security Holders	page 25
Item 5. Other Information	page 25
Item 6. Exhibits	page 25

SIGNATURES	page 27
EX-31.1: Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	page 28
EX-31.2: Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	page 29
EX-32.1: Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	page 30

CUISINE SOLUTIONS, INC.
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 17,	June 25,
	2005	2005
ASSETS
Current Assets
Cash and cash equivalents	$2,845,000	$2,171,000
Accounts receivable, trade	4,688,000	3,758,000
Inventory	7,362,000	6,929,000
Prepaid expenses	489,000	344,000
Current portion of notes receivable, related party	66,000	94,000
Other current assets	289,000	255,000
Assets held for disposal from discontinued operations	15,000	39,000

TOTAL CURRENT ASSETS	15,754,000	13,590,000

Investments, non current	1,312,000	1,465,000
Fixed assets, net	4,002,000	3,885,000
Other assets	49,000	46,000

TOTAL ASSETS	$21,117,000	$18,986,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line-of-credit	$1,400,000	$2,024,000
Current portion of long-term debt	179,000	174,000
Accounts payable and accrued expenses	5,682,000	4,227,000
Accrued payroll and related liabilities	2,141,000	1,631,000
Liabilities from discontinued operations	899,000	1,200,000

Total current liabilities	10,301,000	9,254,000

Long-term debt, less current portion	542,000	1,081,000

TOTAL LIABILITIES	10,843,000	10,335,000

Stockholders’ equity
Common Stock
Class A Stock — $.01 par value, 20,000,000 shares authorized, 16,088,288 and 16,073,288 shares issued and outstanding at September 17, 2005 and June 25, 2005	161,000	161,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	26,831,000	26,754,000
Accumulated deficit	(17,259,000)	(18,781,000)
Accumulated Other Comprehensive Income
Unrealized (loss) on debt and equity investments	(16,000)	(7,000)
Cumulative translation adjustment	557,000	524,000

TOTAL STOCKHOLDERS’ EQUITY	10,274,000	8,651,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,117,000	$18,986,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Twelve Weeks Ended
	September 17,	September 18,
	2005	2004
Net sales	$14,752,000	$8,703,000
Cost of goods sold	10,638,000	6,672,000

Gross margin	4,114,000	2,031,000

Selling and administration	2,444,000	1,629,000
Depreciation and amortization	127,000	100,000

Earnings from operations	1,543,000	302,000

Nonoperating income (expense)
Investment income	22,000	14,000
Interest expense	(29,000)	(23,000)
Loss on sale of investment	(5,000)	—
Other expense	(9,000)	(13,000)

Total non-operating expense	(21,000)	(22,000)

Earnings before income tax	1,522,000	280,000
Provision for income tax benefit (expense)	—	—

Earnings from continuing operations before discontinued operations	1,522,000	280,000

Loss from discontinued operations
Loss from operations of CS Norway	—	(118,000)

Net loss from discontinued operations	—	(118,000)

NET EARNINGS	$1,522,000	$162,000

Basic and diluted net earnings (loss) per common share:
Earnings from continuing operations before discontinued operations per common share-basic	$0.09	$0.02
Earnings from continuing operations before discontinued operations per common share-diluted	$0.08	$0.02
Loss from discontinued operations per common share-basic and diluted	$—	$(0.01)
Net earnings per common share-basic	$0.09	$0.01
Net earnings per common share-diluted	$0.08	$0.01

Weighted average shares outstanding-basic	16,080,175	15,846,169
Common stock equivalents	1,895,320	1,317,674

Weighted average shares outstanding-diluted	17,975,495	17,163,843

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Unrealized Gain
		Additional		(Loss) on Debt	Cumulative	Total
	Common	Paid-In	Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit	Investments	Adjustment	Equity
Balance, June 25, 2005	$161,000	$26,754,000	$(18,781,000)	$(7,000)	$524,000	$8,651,000

Exercise of common stock options	—	15,000	—	—	—	15,000
Stock-based compensation	—	62,000	—	—	—	62,000
Twelve weeks 2006 net earnings	—	—	1,522,000	—	—	1,522,000
Other Comprehensive Income/(loss)
Unrealized loss on debt and equity investments	—	—	—	(9,000)	—	(9,000)
Translation adjustment	—	—	—	—	33,000	33,000

Other Comprehensive Income	—	—	—	—	—	24,000
Comprehensive income						1,546,000

Balance, September 17, 2005	$161,000	$26,831,000	$(17,259,000)	$(16,000)	$557,000	$10,274,000

				Unrealized Gain
		Additional		(Loss) on Debt	Cumulative	Total
	Common	Paid-In	Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit	Investments	Adjustment	Equity
Balance, June 26, 2004	$159,000	$26,380,000	$(20,490,000)	$17,000	$506,000	$6,572,000

Exercise of common stock options	—	80,000	—	—	—	80,000
Stock-based compensation	—	42,000	—	—	—	42,000
Twelve weeks 2005 net earnings	—	—	162,000	—	—	162,000
Other Comprehensive Income/(loss)
Unrealized loss on debt and equity investments	—	—	—	14,000	—	14,000
Translation adjustment	—	—	—	—	(21,000)	(21,000)

Other Comprehensive Income	—	—	—	—	—	(7,000)
Comprehensive income						155,000

Balance, September 18, 2004	$159,000	$26,502,000	$(20,328,000)	$31,000	$485,000	$6,849,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Twelve weeks ended
	September 17,	September 18,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,522,000	$162,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	207,000	171,000
Allowance for doubtful accounts	67,000	30,000
Inventory obsolescence reserve	166,000	9,000
Loss on investments	5,000	—
Stock based compensation	62,000	42,000
Changes in assets and liabilities, net of effects of non-cash transactions:
(Increase) decrease in accounts receivable	(997,000)	56,000
Increase in inventory	(599,000)	(845,000)
Increase in prepaid expenses	(145,000)	(75,000)
Decrease in related parties receivable	28,000	—
(Increase) decrease in other assets	(37,000)	53,000
Increase (decrease) in accounts payable and accrued expenses	1,366,000	(287,000)
Increase (decrease) in accrued payroll and related liabilities	510,000	(173,000)
Increase in other current liabilities	89,000	5,000
Changes in assets and liabilities of discontinued operations	(277,000)	(243,000)

Net cash provided by (used in) operating activities	1,967,000	(1,095,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	139,000	—
Capital expenditures	(324,000)	(107,000)

Net cash used in investing activities	(185,000)	(107,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt	(782,000)	(383,000)
Change in line of credit, net	(374,000)	2,024,000
Proceeds from stock issuance	15,000	80,000

Net cash (used in) provided by financing activities	(1,141,000)	1,721,000

Net increase in cash and cash equivalents	641,000	519,000
Change in cumulative translation adjustment	33,000	(21,000)
Cash and cash equivalents, beginning of period	2,171,000	1,395,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$2,845,000	$1,893,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$29,000	$29,000

See accompanying notes to consolidated financial statements.

Cuisine Solutions, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 17, 2005
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the Company’s results of operations, financial position and changes therein for the periods presented have been included.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in the areas of allowance for doubtful accounts, inventory obsolescence reserve and income taxes. The Company bases its judgments and estimates on historical experience and other assumptions that it believes are reasonable
The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 25, 2005, as filed with the Securities and Exchange Commission.
Nature of Operations
Cuisine Solutions, Inc. develops, produces and markets upscale fully cooked, frozen entrees and sauces for the banquet, airline, passenger rail service, retail, military and restaurant industries with primary manufacturing facilities in the US and France.
Principles of Consolidation
The consolidated financial statements include all assets, liabilities, revenues, expenses, income, loss and cash flows of Cuisine Solutions, Inc. and the two companies in which Cuisine Solutions, Inc. has a controlling voting interest (“Subsidiaries”), as if Cuisine Solutions, Inc. and its subsidiaries were a single company. The Subsidiaries are Cuisine Solutions Norway (discontinued operations) and Cuisine Solutions France, both wholly-owned, (collectively with Cuisine Solutions, Inc., (the “Company”). Significant inter-company accounts and transactions between the consolidated companies have been eliminated.
Revenue Recognition
The Company recognizes revenues, including shipping charges billed to customers, at the time products are shipped to its customers. The Company’s sales are evidenced by verbal or physical purchase orders from the customers and are confirmed by sales acknowledgements sent to the customers via facsimile. All products are shipped frozen, except for some retail sales items in France, which are shipped refrigerated. All sales are at fixed and determinable pricing and customers are responsible for freight costs. As part of its credit policy, the Company completes sales to customers that, based on its experiences, it believes will remit payment in full for the goods sold. Potential returns, adjustments and spoilage allowance are provided for in accounts receivable reserve and are reflected as a reduction of revenue.

Customer Dependency
A large portion of Cuisine Solutions’ revenue has traditionally come from the supply of its products to travel-related customers. Since fiscal 2004, Cuisine Solutions has made a concerted effort to diversify its sales into retail, national restaurant chains, and the US military channels. Growth in those areas continues to reduce the Company’s dependency on the travel industry. In fiscal 2005, some of the Company’s largest customers in terms of sales are companies outside of the travel related industry. Management believes that Cuisine Solutions’ revenue will continue to grow in the non-travel related channels. During first quarter fiscal 2006, there are two customers in the Military channel and one customer in On Board Service channel that accounts for more than 10% of the Company’s first quarter fiscal 2006 total revenue.
Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of
The Company accounts for the impairment of long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement 144”). Statement 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Foreign Currency Translation
The statements of operations of the Subsidiaries have been translated to U.S. dollars using the average currency exchange rates in effect during the periods presented. The functional currency for the Norway subsidiary is Norwegian Kroner while the Euro is the functional currency for the French subsidiary. Subsidiaries’ balance sheets have been translated using the currency exchange rate as of the end of the periods presented. The impact of currency exchange rate changes on the translation of the Subsidiaries’ balance sheet is reflected as a component of Other Comprehensive Income (Loss) in the Statements of Changes in Stockholders’ Equity. As the winding down of the Norwegian operations was substantially completed in fiscal 2005, the Company recognized a loss from translation adjustment of $110,000 related to the discontinued Norwegian operations.
NOTE 2 – FISCAL PERIODS
The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters, of fiscal years 2006 and 2005 contain 12 weeks, and the third quarters contains 16 weeks.
NOTE 3 – ACCOUNTS RECEIVABLE
Accounts Receivable consists of:

	September 17, 2005	June 25, 2005
Trade accounts receivable	$5,250,000	$4,251,000
Allowance for doubtful accounts	(562,000)	(493,000)

Trade accounts receivable, net	$4,688,000	$3,758,000

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
NOTE 4 – INVENTORY
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under Accounting Research Bulletins (“ARB”) No. 43, Chapter 4.
The Company determines the inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. Total inventory obsolescence reserves as of September 17, 2005 and June 25, 2005 were $497,000 and $331,000, respectively.
     Inventory consists of:

	September 17, 2005	June 25, 2005
Raw materials	$2,608,000	$1,935,000
Frozen product & other finished goods	4,354,000	4,337,000
Packing materials & supplies	897,000	988,000

	7,859,000	7,260,000
Less obsolescence reserve	(497,000)	(331,000)

	$7,362,000	$6,929,000

NOTE 5 – COMMITMENTS AND CONTINGENCIES
From time to time, the Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.
NOTE 6 – TRANSACTIONS WITH RELATED PARTIES
As of September 17, 2005, the Company had an accrued liability of $377,000 payable to Food Research Corporation (“FRC”). The liability was previously payable to SOMDIAA and was assumed by FRC. SOMDIAA is a holding company which is majority owned by Secria, S.A. and Secria Europe, S.A. Both enterprises are owned by the family of the Chairman of the Company, Jean-Louis Vilgrain, (“JLV Group”); and FRC is owned by Secria Europe, S.A. SOMDIAA provides the administration of French Social Security healthcare and retirement plans for individuals who work within the JLV Group. The primary portion of the accrual is related to amounts billed from SOMDIAA for separate health and retirement plans for the CEO of the Company and two other non-officer key employees.
On June 12, 2001, the Company signed an agreement with Inversiones Stefal ltda of Chile, Farmers Market Land of Germany, Inversiones Continex of Chile, and Iso-Tech Ltda of Brazil (the “Parties”) to create a joint venture that was originally contemplated to be structured as a partnership, to build a sous-vide processing facility in Chile. This initial agreement was terminated without prejudice between the parties in fiscal year 2003 prior to the capitalization of the partnership. However, the Parties decided to continue the project through the formation of a corporation, Cuisine Solutions Chile, S.A. (“Cuisine Solutions Chile”). The Company received a 10% interest in Cuisine Solutions Chile and is a minority shareholder of Cuisine Solutions Chile. The 10% interest was issued to the Company in consideration for certain intangible assets, such as know-how for the plant development and operations and marketing support, all of which had no carrying value on the Company’s balance sheet. Cuisine Solutions Chile is controlled by its majority shareholder and its affiliates, none of which are affiliated with the Company. The intended purpose of the facility is to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. An agreement to market certain sous-vide products was signed by the Parties and a commercial agreement regarding the purchase of certain raw materials from Cuisine Solutions Chile was signed in fiscal year 2004. The plant began operations in August 2004. During the Company’s second quarter of fiscal year 2005, Cuisine Solutions Chile conducted a capital raise from its existing shareholders. In order to maintain the Company’s 10% interest in Cuisine Solutions Chile, the Company sold equipment from its discontinued facility in Norway to Cuisine Solutions Chile in exchange for a note receivable of $500,000 payable in three installments, all due before March 2005, and $500,000 in equity in Cuisine Solution Chile (determined based upon cash invested by the majority shareholder of Cuisine Solutions, Chile). As of September 17, 2005, the $500,000 note has been paid in full. Management recorded an impairment of $125,000 against the value of the equity received. Management believes that this impairment is appropriate because there is no ready market for the stock of Cuisine Solutions Chile, Cuisine Solutions Chile has a limited operating history, and the Company’s ownership stake represents only a minority interest in Cuisine Solutions Chile. The Company’s 10% equity investment in Cuisine Solutions Chile is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile. During the first quarter fiscal 2006, the Company purchased $775,000 of products from Cuisine Solutions Chile for resale in the U.S. and Europe.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line of credit to finance its working capital requirements in the United States. The line of credit is secured by the Company’s US accounts receivable and inventory and further guaranteed and secured with real estate owned by Food Investors Corporation (“FIC”), which is 100% owned by the JLV Group. This line of credit bears an interest rate of 0.5% over the prime interest rate (6.75% at September 17, 2005). As of September 17, 2005, the outstanding principal was $1,400,000. On October 20, 2005, this line of credit was renewed to mature on November 15, 2005.
NOTE 7 – DISCONTINUED OPERATIONS
The Company discontinued its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile in exchange for a note for $500,000, and equity in Cuisine Solutions Chile. As previously discussed in Note 6, the fair value of the equity was determined by management to be approximately $375,000. The Company recorded a gain of approximately $577,000 as a result of the sale of the equipment in its second quarter of fiscal year 2005. As the discontinuation of the Norwegian operations was substantially completed in fiscal 2005, the Company recognized a loss from translation adjustment of $110,000 related to the discontinued Norwegian operations. The salmon production from Norway has been replaced by the production of salmon by Cuisine Solutions Chile.
The assets and liabilities from discontinued operations at September 17, 2005 and June 25, 2005 are as follows:

	September 17, 2005	June 25, 2005
Assets of discontinued operations:
Cash	$10,000	$36,000
Accounts receivable, net	—	—
Other assets	5,000	3,000
Fixed assets	—	—

Total assets of discontinued operations	$15,000	$39,000

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$149,000	$169,000
Note payable	750,000	1,031,000

Total liabilities of discontinued operations	$899,000	$1,200,000

The note payable includes a $750,000 outstanding loan on a working capital overdraft line of credit with Den Norske Bank. The overdraft facility is secured by a letter of credit posted by the U.S. operations banking institution that is renewed semi-annually. Long term investments of $937,000 have been pledged as collateral to secure the letter of credit. The Company intends to liquidate the investments to satisfy the outstanding debt obligation.
In October 2004, an agreement was signed with Hjelmeland Kommune (the lessor of the Company’s Norway plant) to release the Company from the building lease in Norway. Since the lease was originally recorded as a capital lease, the capital lease asset of approximately $1,349,000 and related lease liability of $1,291,000 were offset with the difference being charged to the discontinued operations.
The following amounts related to Cuisine Solutions Norway have been segregated from continuing operations and reflected as follows:

	Twelve weeks ended
	September 17, 2005	September 18, 2004
Net Sales	$—	$36,000
Expenses:
Cost of goods sold	—	119,000
Selling and administrative expense	—	—
Other operating expense	—	—
Interest expense	—	37,000
Other expense (income)	—	(2,000)

Loss from discontinued operations	—	(118,000)
Gain from disposal of assets	—	—

Net earnings (Loss) from discontinued operations	$—	$(118,000)

NOTE 8 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also includes common stock equivalents outstanding during the period if dilutive. The Company’s common stock equivalents consist of stock options. The weighted average number of shares outstanding related to stock options was 2,791,726 and 2,910,946 for the twelve weeks ended September 17, 2005, respectively. For the twelve weeks ended September 17, 2005 and September 18, 2004, 1,895,320 and 1,317,674 common stock options were included in the diluted earnings per share calculations.
NOTE 9 – ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company’s 1992 Stock Option Plan (the “1992 Plan”), which is shareholder-approved, permits the grant of share options up to 1,753,000 shares of common stock to its employees, including officers, who are principally responsible for the management, growth and protection of the business of the Company and its subsidiaries, an incentive to remain in the Company’s service and to work for the success of the Company and its subsidiaries by enabling them to increase their proprietary interest in the Company through the purchase of shares of Common Stock of the Company. The 1992 Plan option awards are generally granted with an exercise price equal to the market price for the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have 10-year contractual terms.
The Company’s 1999 Stock Option Plan (the “1999 Plan”), which is shareholder-approved, permits the grant of share options up to 2,600,000 shares of common stock to promote the interests of the Company and its stockholders by (a) attracting and retaining eligible employees and consultants of the Company and its Subsidiaries; and (b) motivating such personnel by enabling such personnel to participate in the long-term growth and financial success of the Company. The 1999 Plan is administered by the Board of Directors (the “Board”) or a Committee appointed by the Board, which determines the terms and conditions of any sward granted, including vesting schedule, period of exercisability and exercise price. The 1999 Plan option awards are generally granted with an exercise price equal to the market price for the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have 10-year contractual terms.
Prior to June 25, 2005, the Company accounted for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complied with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which required pro-forma disclosure of compensation expense associated with stock options under the fair value method. Effective June 26, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment”, using modified prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 25, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to June 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. For purposes of calculating grant-date fair value, the value of the options is estimated using a Black-Scholes-Merton option–pricing formula and amortized to expense over the options’ vesting periods.
As a result of adopting SFAS 123(R) on June 26, 2005, the Company’s income before income taxes and net income for the first quarter ended September 17, 2005 is $32,000 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the first quarter ended September 17, 2005 would have been $0.10 and $0.09, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.09 and $0.08, respectively. During the first quarter fiscal 2006, the Company recorded a $30,000 compensation expense for options granted at a price lower than their fair value.
The following table illustrates the effect on net income and earnings per share for twelve weeks ended September 18, 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option–pricing formula and amortized to expense over the options’ vesting periods.

September 18,
2004
Net earnings (loss) applicable to common shareholders	$162,000
Add: Stock-based employee compensation cost included in reported net earnings	$42,000
Less: Total stock-based compensation expense
Determined under the fair value method	$(122,000)
Pro forma net earnings (loss)	$82,000
Earnings (Loss) per common share:
Basic – as reported	$0.01
Diluted – as reported	$0.01
Basic – pro forma	$0.01
Diluted – pro forma	$—
Weighted average common shares outstanding-basic	15,846,169
Common stock equivalents	1,317,674
Weighted average common shares outstanding-diluted	17,163,843
A summary of option activity under the Company’s employee stock option plans as of September 17, 2005, and changes during the twelve weeks then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	value
Outstanding at June 25, 2005	2,795,968	$1.02
Granted	10,758	$0.01
Exercised	(15,000)	$0.95
Forfeited or expired	—	—
Outstanding at September 17, 2005	2,791,726	$1.02	6.1	$333,000

Exercisable at September 17, 2005	2,242,597	$1.03	5.5	$303,000

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS
In March 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of FASB No. 143 (“FIN 47”). FIN 47 addresses the obligation of a business enterprises to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company evaluated the criteria of this pronouncement and concluded that it has no conditional asset retirement obligation, and therefore the adoption of FIN No. 47 had no impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement will be effective December 15, 2005. Currently, the Company does not have changes in accounting principle; therefore, the adoption of SFAS 154 will not have any impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) a significant change of the Company’s relationship with its customers in channels where concentration of sales to a certain number of customers exists; (2) the impact on the Company’s profitability from the fluctuations in the availability and cost of raw materials; (3) the impact on the Company’s reported earnings from fluctuations in currency exchange rates, particularly the Euro and the Norwegian Kroner; and (4) general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, and laws and regulations in markets where the Company competes. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.
BUSINESS OVERVIEW
Cuisine Solutions develops, produces and markets and sells premium, fully cooked, frozen prepared foods to the Food Service Industry to include sales channels such as airlines, passenger trains, cruise lines, retail, military, retail in-store delis and frozen food, national restaurant chains, and hotel banquets. Cuisine Solutions has been providing high quality entrees to the Foodservice market for over fourteen years. The Company is recognized in the market place as having one of the highest quality frozen food product lines in the world. The Company’s motto is: exceptional food for exceptional events with ultimate convenience at a good value.
The Company commenced operations in 1972 as a wholesale producer of French bread. In fiscal year 1979, the Company, then known as Vie de France Corporation, began offering its product through Company-owned retail bakeries. The Company began development of the Culinary Division business in 1987, in conjunction with research previously performed by Nouvelle Carte France, a related French company. The Culinary plant began operations in May 1990 to produce high quality frozen products for the U.S. market. The Company sold the Bakery Division and the Restaurant Division to Vie de France Bakery Yamazaki, Inc. in 1991 and 1994, respectively, and changed the Company’s name to Cuisine Solutions, Inc. In August 1994, the Company constructed a manufacturing facility in Norway, and initiated production of the Company’s supply of all salmon products. In 1999, the Company acquired Nouvelle Carte France to supply airline customers in Europe and service global foodservice and retail customers. The Company discontinued its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile, a venture in which Cuisine Solutions has a minority interest, and the salmon production that was formerly provided from Norway has been replaced by the production of salmon by Cuisine Solutions Chile that owns and operates a new sous-vide plant in Chile that opened in August 2004.
Cuisine Solutions currently distributes products through the following sales channels:
•	On Board Services: Airlines, Railroad and Cruise Lines

•	Foodservice: Hotel banquets, Convention Centers, Sport Stadiums and other Special Events such as the Olympics

•	Retail: Supermarket In-Store Deli, Premium frozen packaged foods

•	Military: Naval carriers, Army field feeding, and military dining halls and clubs

•	National Restaurant Chains: Upscale multi-unit restaurants

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
A summary of the Company’s significant accounting policies is discussed below. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies to areas including the allowance for doubtful accounts, inventory obsolescence reserve and deferred tax valuation allowance. Management bases its judgments and estimates on current and historical data, past experience and other assumptions and information that it believes are reasonable and reliable. Actual results could differ materially from those estimates. Our accounting policies are more fully described in the “Notes to Unaudited Consolidated Financial Statements” contained elsewhere in this report.
Trade receivables are reported in the consolidated balance sheets net of the allowance for doubtful accounts. Generally, the Company considers receivables that are 30 days outstanding after the billing date to be past due. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical collection experience or changes in the financial condition of our customers. As these factors change, our allowance for doubtful accounts may change in subsequent accounting periods. Generally, losses have historically been within management’s expectations. As of September 17, 2005, the Company maintained an allowance for doubtful accounts of approximately $562,000, or 10.7% of the total receivable balance.
The Company determines the inventory obsolescence reserve based on the aging or spoilage of product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. The inventory obsolescence reserve as of September 17, 2005 was $497,000, or 6.3% of total inventory.
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

RESULTS OF OPERATIONS
Comparison of the twelve weeks ended September 17, 2005 to the twelve weeks ended September 18, 2004
Revenue in the first quarter of fiscal 2006 increased $6,049,000 from $8,703,000 to $14,752,000, a 69.5% increase compared to the same quarter of the previous fiscal year due primarily to stronger sales in all sales channels. US Military sales rose by 362.2%, due to the increased demand from the US Army overseas. Sales within the Food Service channel in France improved 54.9%, due primarily to increased sales to large caterers. On Board Services sales increased by 93.8% in France due to continued improved sales penetration in the travel industry in Europe, and Retail sales in the US grew 47.8% as a result of increased sales to existing customers in both deli and company branded packaged goods.
The Company reported net earnings from continuing operations for the first quarter of fiscal year 2006 of $1,522,000 compared to $280,000 for the same quarter of fiscal year 2005. The 443.6% increase in net earnings from continuing operations was primarily due to a 69.5% increase in sales and a 102.6% increase in gross margin, as a result of the higher sales and the corresponding production and procurement efficiencies achieved.
Net Sales
First quarter 2006 revenue of $14,752,000 increased by 69.5% compared to the previous fiscal year’s first quarter revenue of $8,703,000. U.S. and France sales grew 77.1% and 52.8%, respectively, compared to the same quarter in fiscal year 2005. Information as to the Company’s sales by geographical locations is as follows:

	Q1 Fiscal 2006	Q1 Fiscal 2005	$Change	%Change
USA	$10,592,000	$5,980,000	$4,612,000	77.1%
France	4,160,000	2,723,000	1,437,000	52.8%

Total Net Sales	$14,752,000	$8,703,000	$6,049,000	69.5%

First quarter net sales by sales channel for fiscal year 2006 and 2005 are as follows:

	Q1 Fiscal 2006	Q1 Fiscal 2005	$Change	%Change
Food Service	$3,424,000	$2,211,000	$1,213,000	54.9%
On Board Services	3,321,000	3,216,000	105,000	3.3%
Retail	1,774,000	1,582,000	192,000	12.1%
Military	5,718,000	1,237,000	4,481,000	362.2%
National Restaurant Chain / New Business	515,000	457,000	58,000	12.7%

Total	$14,752,000	$8,703,000	$6,049,000	69.5%

Sales increased in all Cuisine Solutions sales channels for the quarter as compared to the same quarter last year. These increases were primarily due to increased sales to the Military of $4,481,000 and Food Service of $1,213,000 and greater consumer awareness and demand for high quality, fully cooked products in all the channels. First quarter fiscal year 2006 On Board Services and Food Services sales increased by 3.3% and 54.9% respectively, as compared to the same quarter of fiscal 2005. Military sales increased by 362.2%, while the Retail channel and National Restaurant Chains / New Business channel sales grew by 12.1% and 12.7%, respectively, during first quarter fiscal 2006 compared to the same period in fiscal 2005.

U.S. Sales
Cuisine Solutions U.S. Fiscal Years 2006 and 2005 first quarter sales by sales channel are as follows:

	Q1 Fiscal 2006	Q1 Fiscal 2005	$Change	%Change
Food Service	$1,211,000	$1,041,000	$170,000	16.3%
On Board Services	2,323,000	2,701,000	(378,000)	(14.0%)
Retail	838,000	567,000	271,000	47.8%
Military	5,718,000	1,237,000	4,481,000	362.2%
National Restaurant Chain	502,000	434,000	68,000	15.7%

Total	$10,592,000	$5,980,000	$4,612,000	77.1%

Fiscal year 2006 first quarter sales increased $4,612,000 to $10,592,000, a 77.1% increase from the previous fiscal year first quarter sales of $5,980,000.
Food Service sales for the first quarter fiscal year 2006 increased $170,000, or 16.3%, to $1,211,000 as compared to the same quarter of fiscal year 2005 of $1,041,000. The increase in this period was due primarily to increased sales to hotels and conventions centers for special events.
Fiscal year 2006 first quarter sales from the On Board Services channel totaled $2,323,000 compared to previous year first quarter sales of $2,701,000, a decrease of $378,000 or 14.0%. The first quarter decrease is due primarily to reduction of service related to the weakening financial situation of several U.S. airlines, as well as reduced service on the passenger rail system primarily due to mechanical problems, budgetary constraints, and natural disasters.
Retail sales for the first quarter of fiscal 2006 increased $271,000, or 47.8%, to $838,000 from $567,000, compared to the same period of the previous fiscal year due primarily to a 84.1% increase in sales to existing accounts, as well as a 15.9% increase in sales to new customers established during the first quarter of fiscal year 2006.
Military sales for the first quarter 2006 increased 362.2% to $5,718,000 from $1,237,000 in fiscal 2005 primarily due to the increased demand from the U.S. Army. The Company began delivering items for the Army Field Rations program called the Unitized Group Rations A (UGRA) menu in October 2004 and the Concept of Operations (CONOPS) menus in the second quarter of fiscal year 2005. Much of this food is supplied to locations such as Iraq and Afghanistan.
National Restaurant Chain sales for the first quarter of fiscal year 2006 totaled $502,000, an increase of $68,000, or 15.7%, from $434,000 in same period of fiscal 2005. The increase in sales of $68,000 is due to increased sales to some existing customers. The Company is continuing to pursue its role as a supplier for national restaurant chains who consider the Company’s product quality and ease of use an attractive alternative for providing promotional menu items.
France Sales
Cuisine Solutions France fiscal year 2006 first quarter sales compared to the prior year first quarter and respective exchange rates are as follows:

	Q1 Fiscal 2006	Q1 Fiscal 2005	$ Change	%Change
Sales in U.S. Dollars	$4,160,000	$2,723,000	$1,437,000	52.8%
Sales in Euros	€3,408,000	€2,229,000	€1,179,000	52.9%
Average exchange rate	0.8192	0.8186
Cuisine Solutions France’s total fiscal year 2006 first quarter sales in U.S. Dollars were $4,160,000 versus previous year sales of $2,723,000, an increase of $1,437,000 or 52.8%. Sales in Euros during the same period were €3,408,000 versus €2,229,000 respectively, an increase of 52.9%. The increase was due to the increase in Food Service channel, which resulted from domestic demand and aggressive sales efforts in existing accounts and acquiring new customers.

Cuisine Solutions France fiscal year 2006 first quarter sales by sales channel were as follows:

	Q1 Fiscal 2006	Q1 Fiscal 2005	$Change	%Change
Food Service	$2,213,000	$1,170,000	$1,043,000	89.1%
On Board Services	998,000	515,000	483,000	93.8%
Retail	936,000	1,015,000	(79,000)	(7.8%)
New Business	13,000	23,000	(10,000)	(43.5)

Total	$4,160,000	$2,723,000	$1,437,000	52.8%

Food Service sales grew $1,043,000, or 89.1%, to $2,213,000 compared to the first quarter of fiscal year 2005 due primarily to an increase in sales to certain large caterers in Europe as well as an increased sales presence in the region as compared to the same quarter last year.
On Board Services channel grew 93.8% compared to the same quarter of Fiscal 2005 as airlines in Europe continued their recovery and the Company got its food on menus of new carriers in Europe.
Retail sales decreased $79,000 (7.8%) in the first quarter of fiscal year 2006, compared to same period fiscal year 2005, as the Company continued phasing-out low margin private label items.
Gross Margin
A comparison of net sales, gross margin and net earnings from operations follows:

	Twelve weeks ended
	Sept. 17, 2005	Sept. 18, 2004	% Change
	(Dollars in thousands)
Net Sales	$14,752	$8,703	69.5%
Gross margin	$4,114	$2,031	102.6%
Gross margin percentage	27.9%	23.3%
Earnings from continuing operations	$1,522	$280	443.6%
Net earnings	$1,522	$162	839.5%
Gross margin increased 102.6% compared to the first quarter fiscal year 2006, due primarily to significantly higher sales, production efficiencies, and better management control over procurement costs in relation to those sales. The Company has strategically built new sales channels over the past few years to include military and retail accounts and meals for passenger rail lines, and has seen consistent results in its French subsidiary. Gross margin as a percentage of sales should continue to increase as sales improve and certain production costs remain fixed.
For the first quarter 2006, gross margin as a percentage of sales in the U.S. increased from 25.0% to 29.6%, due to the Company’s ability to maintain a higher production volume during the period and improved management control over production planning and procurement costs. The gross margin in France increased from 19.6% to 23.6% for the same period due to production and procurement efficiencies in relation to those sales.
Selling and Administrative Expenses
A comparison of selling and administrative costs by geographic location is as follows:

	Q1 Fiscal 2006	Q1 Fiscal 2005	$Change	%Change
USA	$1,768,000	$1,257,000	$511,000	40.7%
France	676,000	372,000	304,000	81.7%

Total SG&A Expense	$2,444,000	$1,629,000	$815,000	50.0%

Selling and administrative expenses increased $815,000 or 50.0% in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Increases in such expenses over the prior year are mainly the result of hiring additional sales and marketing personnel. The selling and marketing related expenses also increased due to higher sales activities. Selling and administrative expenses as a percentage of sales decreased to 16.6% in the first quarter of fiscal 2006 compared to 18.7% in the same quarter of fiscal year 2005 as a result of cost cutting strategies implemented in previous years. Management will continue to monitor such costs to ensure that they are aligned with expected business volume.
Depreciation and Amortization
The first quarter fiscal year 2006 depreciation and amortization expense increased by $36,000 over the same period in fiscal year 2005 to $207,000 as a result of an increased amount of machinery and equipment deployed in fiscal 2005 to meet the production requirement from the sales increase. The portions of depreciation and amortization expense that are included in the cost of goods sold are $80,000 and $71,000 in the first quarter of fiscal year 2006 and 2005, respectively.
Non-operating Income and Expense from Continuing Operations
The Company held long term investments of $937,000 and $1,128,000 at September 17, 2005 and September 18, 2004 respectively. Management maintains these funds in a trust account with the majority of the funds invested in government securities.
The non-operating expense decreased to $21,000 in the first quarter in fiscal year 2006 from $22,000 in the same period fiscal year 2005 due primarily to the investment interest income of $22,000 and $14,000 for the first quarter of fiscal 2006 and fiscal 2005, respectively, offset by the interest expense relating to the outstanding borrowings in the US and France. Interest expense has increased to $29,000 in the first quarter fiscal 2006 from $23,000 in the same period in fiscal year 2005. Foreign exchange loss of $8,000 and $7,000 are included in non-operating expense for the first quarter of 2006 and 2005, respectively.
Provision for Taxes
No provision for income taxes was recorded during the first quarter of fiscal 2006 given the Company’s history of losses. Management will continue to evaluate the Company’s ability to benefit from its deferred tax assets and make adjustments as necessary to the valuation allowance.
Discontinued Operations
The Company’s Board of Directors approved a plan to discontinue its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile, S.A. (“Cuisine Solutions Chile”) in exchange for a note receivable of $500,000 payable to the Company in three installments, all due before March 2005, and equity in Cuisine Solutions Chile. The $500,000 note was paid in full as of April 2, 2005. As explained in Notes 6 and 7 to the Notes to Unaudited Consolidated Financial Statements, the fair value of the equity was determined by management to be approximately $375,000. The Company recorded a gain of approximately $577,000 as a result of the sale of the equipment in its second quarter of fiscal year 2005. As the discontinuation of the Norwegian operations was substantially completed in fiscal 2005, the Company recognized a loss from translation adjustment of $110,000 related to the discontinued Norwegian operations. The salmon production from Norway has been replaced by the production of salmon by Cuisine Solutions Chile.
In October 2004, an agreement was signed with Hjelmeland Kommune (the lessor of the Company’s Norway plant) to release the Company from the building lease in Norway. Since the lease was originally recorded as a capital lease, the capital lease asset of approximately $1,349,000 and related lease liability of $1,291,000 were offset with the difference being charged to the discontinued operations. The Company was required, by local law in Norway, to provide notification of termination to all employees prior to the board of directors’ approval to discontinue operations. At the end of the third quarter of fiscal year 2005, all severance payments were paid to such employees.

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
In an effort to increase diversification to lower the impact of various economic events, management continues to focus its efforts to diversify sales in order to attain an even mix between sales channels. During the first quarter of fiscal year 2006, the sales to the On Board Services channel, primarily airline and railroad accounts, were 22.5% of total revenues. Sales to the Foodservice Industry were 23.2%, primarily to hotels, convention centers, and other banquets, and 12.0% of sales were generated from the Retail channel in deli and packaged frozen food. Military sales, to both the US Army and Navy, accounted for 38.8% of the total sales during the first quarter of fiscal year 2006. Management has also placed increased focus on the National Restaurant Chains (3.5%) in the US.
Liquidity and Capital Resources
At September 17, 2005, the Company’s cash and cash equivalents were $2,845,000, compared with $2,171,000 at June 25, 2005. The increase is primarily the result of cash provided by operations of $1,967,000, offset by debt reduction and increase in capital expenditure. Additionally, the Company held long term investments of $937,000 and $1,090,000 at September 17, 2005 and June 25, 2005, respectively. Long term investments of $937,000 were used as collateral for the Standby Letter of Credit that secures the overdraft facility of the discontinued Norwegian operation. There were no restrictions on cash balances at September 17, 2005.
Net cash provided by operations amounted to $1,967,000 for the first quarter of fiscal 2006, compared to cash used of $1,095,000 for the same period in fiscal 2005. In the first quarter of fiscal 2006, the Company used $997,000 and $599,000 to increase its accounts receivable and inventory, respectively, to accommodate its increased business from all sales channels. Increases in accounts payable and accrued payroll and related expenses provided $1,366,000 and $510,000 of cash during the first quarter of fiscal 2006 due mainly to the increased demand of raw material and the higher level of production.
Cash in the amount of $185,000 was used by investing activities largely due to the investment in new production equipment. Financing activities used $1,141,000 of cash in reduction of debt obligations. At September 17, 2005, the Company had borrowings of $2,871,000, bearing interest at rates ranging from 3.3% to 6.75%.
In December 2000, Cuisine Solutions France entered into a five-year capital lease obligation for a cooking machine with an initial principal amount of $435,000 and 6% interest on the outstanding balance of the lease. The outstanding principal totaled $13,000 at September 17, 2005 and is due before December 21, 2005.
In October 2002, Cuisine Solutions France entered into a ten year term loan to finance the acquisition of land and a building to be used as a distribution plant in the amount of €190,000 or $217,000. This loan bears interest of 5.7% annually and is due in October 2012. The current portion of this loan is €17,000 (or $21,000) and the outstanding principal totaled €147,000 (or $180,000) at September 17, 2005. In March 2003, Cuisine Solutions France entered into a five year term loan to further expand the facility. This loan bears interest of 3.3% and the outstanding principal totaled €160,000 (or $195,000) at September 17, 2005, with a current portion of €56,000 (or $69,000).
In June 2004, Cuisine Solutions France entered into a four year term loan to finance its new computer server and packaging line equipment in the amount of €57,000 or $69,000. The loan bears interest of 3.95% and the total outstanding principal was € 40,000 (or $49,000) at September 17, 2005, with a current portion of €14,000 (or $17,000).
In February 2004 and September 2004, the Company entered into two separate 48-month capital lease agreements in the amount of $18,000 and $15,000, respectively, to provide vehicles for two of the Company’s key managers. At June 25, 2005, the commitments under these two capital lease have the outstanding balance of $12,000 each with current portions of $5,000 and $3,000, respectively.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line of credit to finance its working capital requirements in the US. The line of credit is secured by the Company’s US accounts receivable and inventory and further guaranteed by Food Investors Corporation (“FIC”) and secured by real estate owned by FIC. This line of credit bears an interest rate of 0.5% over the prime interest rate, or 6.75% as of September 17, 2005. On October 20, 2005 this line-of-credit was renewed to mature on November 15, 2005. The outstanding principal was $1,400,000 as of September 17, 2005.
On March 15, 2005, the Company entered into a five year term loan with the Bank of Charles Town in the amount of $200,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 6.75%, matures on March 15, 2010, and is secured by the equipment. As of September 17, 2005, the outstanding principal was $183,000 with a current portion of $36,000.
The Company’s discontinued Norwegian subsidiary has an outstanding working capital commitment for its liquidity needs in the form of an overdraft facility. As of September 17, 2005, the Company had an outstanding balance of $750,000 under this credit facility. The Company intends to liquidate its long-term investments to satisfy this debt obligation during fiscal year 2006.
FUTURE PROSPECTS
The Company is working toward and believes that it can be the leader in a new category of premium, fully cooked, frozen food. The Company anticipates strong growth in sales in the U.S. and France during the remainder of fiscal year 2006. Relatively equal efforts will be made to grow all channels in both the U.S. and France as a hedge against a disruption in any one channel in any geographic location. An example of a small disruption is being seen in the On Board Services channel in the U.S. because of the difficulties in much of the airline financial situations and passenger train industry.
Food Service
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
On Board Services
The Company intends to expand its sales efforts in the airline business in fiscal 2006 by continuing to market for new U.S. accounts and by undertaking a continued focus on the European airline market. While there are increased concerns about the financial health of airlines and passenger rails, we believe that most customers value the flexible solutions that the Company offers, which we believe strengthen the Company’s position with these customers during difficult times. Cuisine Solutions provides food for first and business class service levels which tend to continue to serve quality food to their customers unless routes are canceled.
Retail
The Retail Sales channel was formally created during fiscal year 2000 with the objective of penetrating the In-Store Deli category of major North American retailers. The growth in this sales channel is a result of the Company’s plan for targeting large volume opportunities with high quality products. Cuisine Solutions is providing retailers with a heat and serve program that allows supermarkets to upgrade the variety and quality of meals offered. The Company is working with retailers to develop better methodology to execute larger scale roll-outs of the program and has already introduced the idea to some of the largest retailers in the US. The Company has also placed premium private label products successfully into the retail industry, which has been experiencing an increase in frozen food sales versus the traditional demand for fresh products. In fiscal year 2005, the Company’s retail sales program showed significant growth, particularly with the club retailers, and it is beginning to allow the Company to capture certain of the high volume benefits of US retail without incurring as significant costs of marketing investment as are usually required of food suppliers doing business with US retailers. Cuisine Solutions believes that it is also beginning to gain brand awareness from its premium frozen foods sales. Cuisine Solutions expects to continue to introduce new product offerings to the Retail channel in fiscal 2006.
Military
The US Military channel continued to be managed via a broker/distributor for the Navy, adding very little in terms of sales and administrative expenses. Sales in this channel for fiscal 2005 grew with the Navy, but the Company’s goal is to increase product penetration to other parts of the over $7 billion annual US military food budget. Cuisine Solutions items were tested and selected for a 14 entrée rotating menu (UGRA) that started in October, 2004. A Cuisine Solutions entrée was also selected for a thirty day cycle menu overseas called the Concept of Operations (CONOPS) menu. This food is primarily to feed troops overseas. There is no guarantee that the Army will continue to purchase the items from the Company, but the Company’s items are included in the scheduled UGRA menu started in early fiscal 2005 and the CONOPS menu started in late fiscal 2005, and the Company believes this could lead to significant growth in this channel. The Company will also attempt to have its product included on other US military menus during fiscal 2006 and future years. The Company cannot anticipate the length of time that US troops will remain in the war zones where the current menus are operational.
National Restaurant Chains
In fiscal 2006, the Company intends to further pursue its role as a supplier for national restaurant chains that it believes have found that the Company’s products quality and ease of use makes an attractive alternative for providing promotional menu items. The Company experienced significant sales growth in this channel in fiscal 2005. Although the Company’s products are relatively expensive for many chains, management believes that there is a significant untapped market for its upscale fully cooked products for the same reasons such products are appealing to the hotel and resort restaurants.

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
Foreign Currency Risk:
Operations in France constitute 28.2% of first quarter fiscal year 2006 Company sales. The majority of the Company’s sales are denominated in US dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The French subsidiary reports in EURO while, in previous years, the discontinued Norwegian operations are denominated in Norwegian Kroner. As currency exchange rates change, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales that are subject to these foreign currency fluctuations are approximately 28.2% of the Company’s sales. The net assets of the subsidiaries are approximately 34.5% of the Company’s net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost. Information about the Company’s foreign currency translation policy is set forth in Note 1 to the Notes to Unaudited Consolidated Financial Statements contained in this Form 10-Q.
Sales and Marketing Risks:
The future performance of the Company’s efforts will depend on a number of factors. One is the continued recovery of the travel industry, and specifically the airlines, which have been a major source of Cuisine Solutions revenue and focus of the Company’s formal business strategy. The other factors involve the introduction and roll-out of new product lines into the Retail, National Restaurant Chains and the Military sales channels. Although we believe that the economic situation being experienced by major U.S. airlines is believed to be temporary, management cannot forecast the length and total impact on the Company of the current economic cycle. Cuisine Solutions intends to position itself to provide maximum value to our airline partners during this difficult period and remain prepared to resume further business growth in this channel when the industry recovers. Cuisine Solutions’ management has placed additional focus on the opportunities available in the retail sector and the other channels and the Company’s success rate in these channels will be contingent upon market acceptance of the product line, price points and execution of its marketing strategy. In addition, the products sold to the Army in the military channel are for feeding the troops overseas. If the troops return home, the current sales to that customer will likely decrease. There is no assurance that the Army will continue to buy our products.
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
There have been no changes in the Company’s internal control over financial reporting that occurred during the first fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (2)

3.3	By-laws. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibit 3-A of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(2)	Incorporated by reference to exhibit 3-A of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(3)	Incorporated by reference to exhibit 3-B of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.
Date: October 25, 2005	By:	/s/Stanislas Vilgrain
Stanislas Vilgrain
Chief Executive Officer

	By:	/s/Y. Tristan Kuo
Y. Tristan Kuo
Chief Financial Officer, Treasurer and Corporate Secretary