Form 10-Q
period 2005-12-10
CUISINE SOLUTIONS INC
filed 2006-01-24
CIK 737602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 10, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______to______
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
The number of shares of outstanding of each of the issuer’s classes of common stock, $0.01 par value, outstanding as of January 23, 2006 was:

Class of Common Stock	Number of Shares
Class A	16,235,038
Class B	None

TABLE OF CONTENTS

PART I
Item 1. Financial Statements (unaudited)	page 3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	page 14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	page 27
Item 4. Controls and Procedures	page 27

PART II
Item 1. Legal Proceedings	page 29
Item 2. Unregistered Sales of Equity Securities and use of Proceeds	page 29
Item 3. Defaults Upon Senior Securities	page 29
Item 4. Submission of Matters to a Vote of Security Holders	page 29
Item 5. Other Information	page 29
Item 6. Exhibits	page 29

SIGNATURES	page 31
EX-31.1: Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	page 32
EX-31.2: Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	page 33
EX-32.1: Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002	page 34

CUISINE SOLUTIONS, INC.
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 10,	June 25,
	2005	2005
ASSETS
Current Assets
Cash and cash equivalents	$2,472,000	$2,171,000
Accounts receivable, trade	5,752,000	3,758,000
Inventory	6,982,000	6,929,000
Prepaid expenses	384,000	344,000
Related party receivables, current	26,000	94,000
Other current assets	103,000	255,000
Assets held for disposal from discontinued operations	10,000	39,000

TOTAL CURRENT ASSETS	15,729,000	13,590,000

Investments, non current	1,300,000	1,465,000
Fixed assets, net	4,896,000	3,885,000
Other assets	50,000	46,000

TOTAL ASSETS	$21,975,000	$18,986,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line-of-credit	$1,431,000	$2,024,000
Current portion of long-term debt	324,000	174,000
Accounts payable and accrued expenses	5,790,000	4,227,000
Accrued payroll and related liabilities	1,808,000	1,631,000
Liabilities from discontinued operations	160,000	1,200,000

Total current liabilities	9,513,000	9,254,000

Long-term debt, less current portion	1,333,000	1,081,000

TOTAL LIABILITIES	10,846,000	10,335,000

Stockholders’ equity
Common Stock
Class A Stock — $.01 par value, 20,000,000 shares authorized, 16,232,538 and 16,073,288 shares issued and outstanding at December 10, 2005 and June 25, 2005, respectively	162,000	161,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	27,068,000	26,754,000
Accumulated deficit	(16,472,000)	(18,781,000)
Accumulated Other Comprehensive Income
Unrealized (loss) on debt and equity investments	(28,000)	(7,000)
Cumulative translation adjustment	399,000	524,000

TOTAL STOCKHOLDERS’ EQUITY	11,129,000	8,651,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,975,000	$18,986,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Twelve Weeks Ended		Twenty Four Weeks Ended
	December 10,	December 11,	December 10,	December 11,
	2005	2004	2005	2004
Net sales	$16,595,000	$11,062,000	$31,347,000	$19,765,000
Cost of goods sold	12,348,000	8,066,000	22,987,000	14,739,000

Gross margin	4,247,000	2,996,000	8,360,000	5,026,000

Selling and administration	3,305,000	2,314,000	5,748,000	3,943,000
Depreciation and amortization	117,000	112,000	244,000	212,000

Earnings from operations	825,000	570,000	2,368,000	871,000

Nonoperating income (expense)
Investment income	12,000	14,000	34,000	28,000
Interest expense	(46,000)	(46,000)	(75,000)	(69,000)
Other income (expense)	4,000	(6,000)	(10,000)	(18,000)

Total non-operating expense	(30,000)	(38,000)	(51,000)	(59,000)

Earnings before income tax	795,000	532,000	2,317,000	812,000
Provision for income tax benefit (expense)	(8,000)	—	(8,000)	—

Earnings from continuing operations before discontinued operations	787,000	532,000	2,309,000	812,000

Loss from discontinued operations
Earnings (Loss) from operations of CS Norway	—	61,000	—	(57,000)

Net earnings (loss) from discontinued operations	—	61,000	—	(57,000)

NET EARNINGS	$787,000	$593,000	$2,309,000	$755,000

Basic and diluted net earnings (loss) per common share:
Earnings from continuing operations before discontinued operations per common share-basic	$0.05	$0.03	$0.14	$0.05
Earnings from continuing operations before discontinued operations per common share-diluted	$0.04	$0.03	$0.13	$0.05
Loss from discontinued operations per common share-basic and diluted	$—	$—	$—	$—
Net earnings per common share-basic	$0.05	$0.04	$0.14	$0.05
Net earnings per common share-diluted	$0.04	$0.03	$0.13	$0.04

Weighted average shares outstanding-basic	16,178,771	15,923,535	16,129,473	15,884,852
Common stock equivalents	1,878,046	1,186,874	1,871,230	1,060,888

Weighted average shares outstanding-diluted	18,056,817	17,110,409	18,000,703	16,945,740

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Unrealized Loss
		Additional	Accumulated	on Debt	Cumulative	Total
	Common	Paid-In	Earnings/	and Equity	Translation	Stockholders’
	Stock	Capital	(Deficit)	Investments	Adjustment	Equity
Balance, June 25, 2005	$161,000	$26,754,000	$(18,781,000)	$(7,000)	$524,000	$8,651,000

Exercise of common stock options	1,000	136,000	—	—	—	137,000
Stock-based compensation	—	178,000	—	—	—	178,000
Twenty four weeks 2006 net earnings	—	—	2,309,000	—	—	2,309,000
Other Comprehensive Loss
Unrealized loss on debt and equity investments	—	—	—	(21,000)	—	(21,000)
Translation adjustment	—	—	—	—	(125,000)	(125,000)

Other Comprehensive Income	—	—	—	—	—	(146,000)
Comprehensive income						2,163,000

Balance, December 10, 2005	$162,000	$27,068,000	$(16,472,000)	$(28,000)	$399,000	$11,129,000

				Unrealized Gain
		Additional	Accumulated	on Debt	Cumulative	Total
	Common	Paid-In	Earnings/	and Equity	Translation	Stockholders’
	Stock	Capital	(Deficit)	Investments	Adjustment	Equity
Balance, June 26, 2004	$159,000	$26,380,000	$(20,490,000)	$17,000	$506,000	$6,572,000

Exercise of common stock options	—	90,000	—	—	—	90,000
Stock-based compensation	—	84,000	—	—	—	84,000
Twenty four weeks 2005 net earnings	—	—	755,000	—	—	755,000
Other Comprehensive Income
Unrealized gain on debt and equity investments	—	—	—	1,000	—	1,000
Translation adjustment	—	—	—	—	159,000	159,000

Other Comprehensive Income	—	—	—	—	—	160,000
Comprehensive income						915,000

Balance, December 11, 2004	$159,000	$26,554,000	$(19,735,000)	$18,000	$665,000	$7,661,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Twenty four weeks ended
	December 10,	December 11,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$2,309,000	$812,000
Net loss from discontinued operations	—	(57,000)

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	401,000	356,000
Allowance for doubtful accounts	128,000	145,000
Inventory obsolescence reserve	147,000	45,000
Loss on investments	5,000	—
Stock based compensation	178,000	84,000
Changes in assets and liabilities, net of effects of non-cash transactions:
Increase in accounts receivable	(2,122,000)	(930,000)
Increase in inventory	(200,000)	(1,837,000)
Increase in prepaid expenses	(40,000)	(152,000)
Decrease in related parties receivable	68,000	6,000
Decrease (increase) in other assets	148,000	(22,0000)
Increase in accounts payable and accrued expenses	1,413,000	382,000
Increase (decrease) in accrued payroll and related liabilities	177,000	(105,000)
Increase in other current liabilities	150,000	54,000
Changes in assets and liabilities of discontinued operations	20,000	(287,000)
Gain on disposal of asset from discontinued operation	—	(571,000)

Net cash provided by (used in) operating activities	2,782,000	(2,077,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	139,000	—
Capital expenditures	(1,412,000)	(547,000)
Net cash used in investing activities	(1,273,000)	(547,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debts	(850,000)	(459,000)
Proceeds from debts	1,004,000	29,000
Change in line of credit, net	(343,000)	2,024,000
Payments on debts from discontinued operations	(1,031,000)	(5,000)
Proceeds from stock issuance	137,000	90,000

Net cash (used in) provided by financing activities	(1,083,000)	1,679,000

Net increase (decrease) in cash and cash equivalents	426,000	(945,000)
Change in cumulative translation adjustment	(125,000)	160,000
Cash and cash equivalents, beginning of period	2,171,000	1,395,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$2,472,000	$610,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$79,000	$74,000

     See accompanying notes to consolidated financial statements.

Cuisine Solutions, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 10, 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Nature of Operations
Cuisine Solutions, Inc. develops, produces and markets upscale fully cooked, frozen entrees and sauces for the banquet, airline, passenger rail service, retail, military and restaurant industries with primary manufacturing facilities in the U.S. and France.
Principles of Consolidation
The consolidated financial statements include all assets, liabilities, revenues, expenses, income, loss and cash flows of Cuisine Solutions, Inc. and the two companies in which Cuisine Solutions, Inc. has a controlling voting interest (“Subsidiaries”), as if Cuisine Solutions, Inc. and its subsidiaries were a single company. The Subsidiaries are Cuisine Solutions Norway (discontinued operations) and Cuisine Solutions France, both wholly-owned, (collectively with Cuisine Solutions, Inc., (the “Company”)). Significant inter-company accounts and transactions between the consolidated companies have been eliminated.
Revenue Recognition
The Company recognizes revenue, including shipping charges billed to customers, at the time products are shipped to its customers. The Company’s sales are evidenced by verbal or physical purchase orders from the customers and are confirmed by sales acknowledgements sent to the customers via facsimile. All products are shipped frozen, except for some retail sales items in France, which are shipped refrigerated. All sales are at fixed and determinable pricing and customers are responsible for freight costs. As part of its credit policy, the Company completes sales to customers that, based on its experiences, it believes will remit payment in full for the goods sold. Potential returns, adjustments, and allowance are provided for in accounts receivable reserve and are reflected as a reduction of revenue.

Customer Dependency
A large portion of Cuisine Solutions’ revenue has traditionally come from the supply of its products to travel-related customers. Since fiscal 2004, Cuisine Solutions has made a concerted effort to diversify its sales into retail, national restaurant chains, and the U.S. military channels. Growth in those areas continues to reduce the Company’s dependency on the travel industry. In fiscal 2005, some of the Company’s largest customers in terms of sales are companies outside of the travel related industry. Management believes that Cuisine Solutions’ revenue will continue to grow in the non-travel related channels. During second quarter fiscal 2006, there is one customer in the Retail and one customer in the Military, both in the U.S., that accounts for 10% or more of the Company’s second quarter fiscal 2006 total revenue.
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
Foreign Currency Translation
The Company accounts for the foreign currency translation pursuant to SFAS No. 52, Foreign Currency Translation. The statements of operations of the Subsidiaries have been translated to U.S. dollars using the average currency exchange rates in effect during the periods presented. The functional currency for the Norway subsidiary is Norwegian Kroner while the Euro is the functional currency for the French subsidiary. Subsidiaries’ balance sheets have been translated using the currency exchange rate as of the end of the periods presented. The impact of currency exchange rate changes on the translation of the Subsidiaries’ balance sheet is reflected as a component of Other Comprehensive Income (Loss) in the Statements of Changes in Stockholders’ Equity.
NOTE 2 — FISCAL PERIODS
The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters, of fiscal years 2006 and 2005 contain 12 weeks, and the third quarters contains 16 weeks.
NOTE 3 — ACCOUNTS RECEIVABLE
     Accounts Receivable consists of:

	December 10, 2005	June 25, 2005
Trade accounts receivable	$6,373,000	$4,251,000
Allowance for doubtful accounts	(621,000)	(493,000)

Trade accounts receivable, net	$5,752,000	$3,758,000

The Company provides allowances for estimated credit losses, product returns, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such accounts. The allowances are based on reviews of individual accounts by customer, their financial conditions, and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent on future economic and other conditions that may be beyond management’s control.

NOTE 4 — INVENTORY
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as prescribed under Financial Accounting Standards Statement No. 151 (SFAS No. 151), “Inventory Costs — an amendment of ARB 43, Chapter 4”.
The Company determines the inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. Total inventory obsolescence reserves as of December 10, 2005 and June 25, 2005 were $478,000 and $331,000, respectively.
     Inventory consists of:

	December 10, 2005	June 25, 2005
Raw materials	$2,816,000	$1,935,000
Frozen product & other finished goods	3,635,000	4,337,000
Packing materials & supplies	1,009,000	988,000

	7,460,000	7,260,000
Less obsolescence reserve	(478,000)	(331,000)

	$6,982,000	$6,929,000

NOTE 5 — COMMITMENTS AND CONTINGENCIES
From time to time, the Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.
NOTE 6 — TRANSACTIONS WITH RELATED PARTIES
As of December 10, 2005, the Company had an accrued liability of $377,000 payable to Food Research Corporation (“FRC”). The liability was previously payable to SOMDIAA and was assumed by FRC. SOMDIAA is a holding company which is majority owned by Secria, S.A. and Secria Europe, S.A. Both enterprises are owned by the family of the Chairman of the Company, Jean-Louis Vilgrain, (“JLV Group”); and FRC is owned by Secria Europe, S.A. SOMDIAA provides the administration of French Social Security healthcare and retirement plans for individuals who work within the JLV Group. The primary portion of the accrual is related to amounts billed from SOMDIAA for separate health and retirement plans for the CEO of the Company and two other non-officer key employees.
On June 12, 2001, the Company signed an agreement with Inversiones Stefal Ltda of Chile, Farmers Market Land of Germany, Inversiones Continex of Chile, and Iso-Tech Ltda of Brazil (the “Parties”) to create a joint venture that was originally contemplated to be structured as a partnership, to build a sous-vide processing facility in Chile. This initial agreement was terminated without prejudice between the parties in fiscal year 2003 prior to the capitalization of the partnership. However, the Parties decided to continue the project through the formation of a corporation, Cuisine Solutions Chile, S.A. (“Cuisine Solutions Chile”). The Company received a 10% interest in Cuisine Solutions Chile and is a minority shareholder of Cuisine Solutions Chile. The 10% interest was issued to the Company in consideration for certain intangible assets, such as know-how for the plant development and operations and marketing support, all of which had no carrying value on the Company’s balance sheet. Cuisine Solutions Chile is controlled by its majority shareholder and its affiliates, none of which are affiliated with the Company. The intended purpose of the facility is to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. An agreement to market certain sous-vide products was signed by the Parties and a commercial agreement regarding the purchase of certain raw materials from Cuisine Solutions Chile was signed in fiscal year 2004. The plant began operations in August 2004. During the Company’s second quarter of fiscal year 2005, Cuisine Solutions Chile conducted a capital raise from its existing shareholders. In order to maintain the Company’s 10% interest in Cuisine Solutions Chile, the Company sold equipment from its discontinued facility in Norway to Cuisine Solutions Chile in exchange for a note receivable of $500,000 payable in three installments, all due before March 2005, and $500,000 in equity in Cuisine Solution Chile (determined based upon cash invested by the majority shareholder of Cuisine Solutions, Chile). Management recorded an impairment of $125,000 against the value of the equity received. Management believes that this impairment is appropriate because there is no ready market for the stock of Cuisine Solutions Chile, Cuisine Solutions Chile has a limited operating history, and the Company’s ownership stake represents only a minority interest in Cuisine Solutions Chile. The Company’s 10% equity investment in Cuisine Solutions Chile is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile. During the second quarter of fiscal 2006, the Company purchased $1,023,000 of products from Cuisine Solutions Chile for resale in the U.S. and Europe.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line-of-credit to finance its working capital requirements in the United States. The line-of-credit is secured by the Company’s U.S. accounts receivable and inventory and further guaranteed and secured with real estate owned by Food Investors Corporation (“FIC”), which is 100% owned by the JLV Group. This line-of-credit bears an interest rate of 0.5% over the prime interest rate (7.5% at December 10, 2005). As of December 10, 2005, the outstanding principal was $1,431,000. On December 23, 2005, the maximum borrowing amount of this line-of-credit was increased to $5,000,000 and the maturity date was extended to September 1, 2006.
NOTE 7 — DISCONTINUED OPERATIONS
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
The assets and liabilities from discontinued operations at December 10, 2005 and June 25, 2005 are as follows:

	December 10, 2005	June 25, 2005
Assets of discontinued operations:
Cash	$8,000	$36,000
Accounts receivable, net	—	—
Other assets	2,000	3,000
Fixed assets	—	—

Total assets of discontinued operations	$10,000	$39,000

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$160,000	$169,000
Note payable	—	1,031,000

Total liabilities of discontinued operations	$160,000	$1,200,000

The note payable of $1,031,000 as of fiscal 2005, represented an outstanding loan on a working capital overdraft line of credit with Den Norske Bank, was paid off during the first two quarters of fiscal 2006.
In October 2004, an agreement was signed with Hjelmeland Kommune (the lessor of the Company’s Norway plant) to release the Company from the building lease in Norway. Since the lease was originally recorded as a capital lease, the capital lease asset of approximately $1,349,000 and related lease liability of $1,291,000 were offset with the difference being charged to the discontinued operations.

The following amounts related to Cuisine Solutions Norway have been segregated from continuing operations and reflected as follows:

	Twelve weeks ended		Twenty four weeks ended
	Dec. 10, 2005	Dec. 11, 2004	Dec. 10, 2005	Dec. 11, 2004

Net Sales	$—	$(1,000)	$—	$31,000
Expenses:
Cost of goods sold	—	—	—	113,000
Selling and administrative expense	—	1,000	—	1,000
Other operating expense	—	463,000	—	463,000
Interest expense	—	45,000	—	83,000
Other expense (income)	—	—	—	(1,000)

Loss from discontinued operations	—	(510,000)	—	(628,000)
Gain from disposal of assets	—	571,000	—	571,000

Net earnings (Loss) from discontinued operations	$—	$61,000	$—	$(57,000)

NOTE 8 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per common share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also includes common stock equivalents outstanding during the period if dilutive. The Company’s common stock equivalents consist of stock options. The weighted average number of shares outstanding related to stock options were 2,691,647 and 2,862,429 for the twelve week and 2,727,321 and 2,886,687 for the twenty four weeks ended December 10, 2005 and December 11, 2004, respectively. The number of common stock options included in the diluted earnings per share calculations were 1,878,046 and 1,186,874 for the twelve weeks and 1871,230 and 1,060,888 for the twenty four weeks ended December 10, 2005 and December 11, 2004, respectively.
NOTE 9 — ACCOUNTING FOR STOCK-BASED COMPENSATION
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
The Company’s 1999 Stock Option Plan (the “1999 Plan”), which is shareholder-approved, permits the grant of share options up to 2,600,000 shares of common stock to promote the interests of the Company and its stockholders by (a) attracting and retaining eligible employees and consultants of the Company and its Subsidiaries; and (b) motivating such personnel by enabling such personnel to participate in the long-term growth and financial success of the Company. The 1999 Plan is administered by the Board of Directors (the “Board”) or a Committee appointed by the Board, which determines the terms and conditions of any award granted, including vesting schedule, period of exercisability and exercise price. The 1999 Plan option awards are generally granted with an exercise price equal to the market price for the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have 10-year contractual terms.
Prior to June 25, 2005, the Company accounted for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complied with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which required pro-forma disclosure of compensation expense associated with stock options under the fair value method. Effective June 26, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment”, using modified prospective-transition method. Under that transition method, compensation cost recognized in the second quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 25, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to June 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. For purposes of calculating grant-date fair value, the value of the options is estimated using a Black-Scholes-Merton option–pricing formula and amortized to expense over the options’ vesting periods.
As a result of adopting SFAS 123(R) on June 26, 2005, the Company’s income before income taxes and net income for the second quarter ended December 10, 2005 is $82,000 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the second quarter ended December 10, 2005 would have been $0.05 and $0.05, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.05 and $0.04, respectively. During the second quarter fiscal 2006, the Company recorded a $30,000 compensation expense for options granted at a price lower than their fair value.
The following table illustrates the effect on net income and earnings per share for twelve and twenty four weeks ended December 11, 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option–pricing formula and amortized to expense over the options’ vesting periods.

	12 weeks ended	24 weeks ended
	December 11, 2004	December 11, 2004
Net earnings (loss) applicable to common shareholders	$593,000	$162,000
Add: Stock-based employee compensation cost included in reported net earnings	$42,000	$42,000
Less: Total stock-based compensation expense determined under the fair value method	$(177,000)	$(122,000)
Pro forma net earnings (loss)	$458,000	$82,000
Earnings (Loss) per common share:
Basic — as reported	$0.04	$0.01
Diluted — as reported	$0.03	$0.01
Basic — pro forma	$0.03	$0.01
Diluted — pro forma	$0.03	$—
Weighted average common shares outstanding-basic	15,923,535	15,846,169
Common stock equivalents	1,186,874	1,317,674
Weighted average common shares outstanding-diluted	17,110,409	17,163,843
A summary of option activity under the Company’s employee stock option plans as of December 10, 2005, and changes during the twelve and twenty four weeks then ended are presented below:

	Twelve weeks ended				Twenty four weeks ended
	December 10, 2005				December 10, 2005
			Weighted-				Weighted-
		Weighted-	Average			Weighted-	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	value	Shares	Price	Term	value
Outstanding at beginning of the periods	2,791,726	$1.01			2,795,968	$1.02
Granted	—	—			10,758	$0.01
Exercised	(144,250)	$0.87			(159,250)	$0.88
Forfeited or expired	—	—			—	—
Outstanding at December 10, 2005	2,647,476	$1.02	5.8	$420,000	2,647,476	$1.02	5.8	$420,000

Exercisable at December 10, 2005	2,169,676	$1.03	5.3	$411,000	2,169,676	$1.03	5.3	$411,000

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement will be effective December 15, 2005. Currently, the Company does not have changes in accounting principle, and therefore the adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

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
Trade receivables are reported in the consolidated balance sheets net of the allowance for doubtful accounts. Generally, the Company considers receivables that are 30 days outstanding after the billing date to be past due. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical collection experience or changes in the financial condition of its customers. As these factors change, our allowance for doubtful accounts may change in subsequent accounting periods. Generally, losses have historically been within management’s expectations. As of December 10, 2005, the Company maintained an allowance for doubtful accounts of approximately $621,000, or 9.7% of the total receivable balance.
The Company determines the inventory obsolescence reserve based on the aging or spoilage of product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. The inventory obsolescence reserve as of December 10, 2005 was $478,000, or 6.4% of the total inventory.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement will be effective December 15, 2005. Currently, the Company does not have changes in accounting principle, and therefore the adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

RESULTS OF OPERATIONS
Comparison of the twelve weeks ended December 10, 2005 to the twelve weeks ended December 11, 2004
Revenue in the second quarter of fiscal 2006 increased $5,533,000 from $11,062,000 to $16,595,000, a 50.0% increase compared to the same quarter of the previous fiscal year due primarily to stronger sales in all sales channels except On Board Service. In the United States, U.S. Military sales rose by 253.9%, due to the increased demand from the U.S. Army. Retail sales grew 96.0% as a result of increased sales to existing customers in both deli and company branded packaged goods. National Restaurant Chain (NRC) / New Business sales had a total increase of 119.5% due to increased effort on promoting NRC business. In France, all three channels, On Board Services, Food Services and Retail, had growth of 22.6%, 39.2% and 28.7%, respectively.
The Company reported net earnings from continuing operations for the second quarter of fiscal year 2006 of $787,000 compared to $532,000 for the same quarter of fiscal year 2005. The 47.9% increase in net earnings from continuing operations was primarily due to a 50.0% increase in sales and a 41.8% increase in gross margin, as a result of the higher sales and the corresponding production and procurement efficiencies achieved.
Net Sales
Second quarter 2006 revenue of $16,595,000 increased by 50.0% compared to the previous fiscal year’s same quarter revenue of $11,062,000. U.S. and France sales grew 58.9% and 32.9%, respectively, compared to the same quarter in fiscal year 2005. Information as to the Company’s sales by geographical locations is as follows:

	Q2 Fiscal 2006	Q2 Fiscal 2005	$ Change	%Change
USA	$11,567,000	$7,278,000	$4,289,000	58.9%
France	5,028,000	3,784,000	1,244,000	32.9%

Total Net Sales	$16,595,000	$11,062,000	$5,533,000	50.0%

Second quarter net sales by sales channel for fiscal year 2006 and 2005 are as follows:

	Q2 Fiscal 2006	Q2 Fiscal 2005	$ Change	%Change
Food Service	$4,890,000	$3,545,000	$1,345,000	37.9%
On Board Services	2,545,000	3,012,000	(467,000)	(15.5%)
Retail	5,663,000	3,360,000	2,303,000	68.5%
Military	2,647,000	748,000	1,899,000	253.9%
National Restaurant Chain / New Business	850,000	397,000	453,000	114.1%

Total	$16,595,000	$11,062,000	$5,533,000	50.0%

Sales increased in four out of the five Cuisine Solutions sales channels for the quarter as compared to the same quarter last year. These increases were primarily due to increased sales to the Retail of $2,303,000, Military of $1,899,000, and Food Services of $1,345,000, respectively and greater consumer awareness and demand for high quality, fully cooked products in most of the channels. Retail sales increased by 68.5% and Military sales increased by 253.9%, while Food Service sales and National Restaurant Chains/New Business channel sales increased by 37.9% and 114.1%, respectively, during second quarter fiscal 2006 compared to the same period in fiscal 2005. On the other hand, On Board Services sales decreased by 15.5% during the second quarter of fiscal 2006 as compared to the same quarter of fiscal 2005.

U.S. Sales
Cuisine Solutions U.S. Fiscal Years 2006 and 2005 second quarter sales by sales channel are as follows:

	Q2 Fiscal 2006	Q2 Fiscal 2005	$ Change	%Change
Food Service	$2,296,000	$1,682,000	$614,000	36.5%
On Board Services	1,893,000	2,480,000	(587,000)	(23.7%)
Retail	3,897,000	1,988,000	1,909,000	96.0%
Military	2,647,000	748,000	1,899,000	253.9%
National Restaurant Chain	834,000	380,000	454,000	119.5%

Total	$11,567,000	$7,278,000	$4,289,000	58.9%

Fiscal year 2006 second quarter sales increased $4,289,000 to $11,567,000, a 58.9% increase from the previous fiscal year second quarter sales of $7,278,000.
Food Service sales for the second quarter fiscal year 2006 increased $614,000, or 36.5%, to $2,296,000 as compared to the same quarter of fiscal year 2005 of $1,682,000. The increase in this period was due primarily to increased sales to hotels and conventions centers for special events.
Fiscal year 2006 second quarter sales from the On Board Services channel totaled $1,893,000 compared to the previous year second quarter sales of $2,480,000, a decrease of $587,000 or 23.7%. The second quarter decrease is due primarily to reduction of service related to the weakening financial situation of several U.S. airlines, as well as reduced service on the passenger rail system primarily due to mechanical problems, budgetary constraints, and natural disasters.
Retail sales for the second quarter of fiscal 2006 increased $1,909,000, or 96.0%, to $3,897,000 from $1,988,000, compared to the same period of the previous fiscal year due primarily to an increase in sales to existing accounts during the second quarter of fiscal year 2006 as well as a special coupon program with one retailer.
Military sales for the second quarter 2006 increased 253.9% to $2,647,000 from $748,000 in fiscal 2005 primarily due to the increased demand from the U.S. Army. The Company began delivering items for the Army Field Rations program called the Unitized Group Rations A (UGRA) menu in October 2004 and the Concept of Operations (CONOPS) menus in the second quarter of fiscal year 2005. Much of this food is supplied to locations such as Iraq and Afghanistan.
National Restaurant Chain sales for the second quarter of fiscal year 2006 totaled $834,000, an increase of $454,000, or 119.5%, from $380,000 in same period of fiscal 2005. The increase in sales of $454,000 is due to increased sales to existing customers, as well as newly established customers during the second quarter of fiscal 2006. The Company is continuing to pursue its role as a supplier for national restaurant chains who consider the Company’s product quality and ease of use an attractive alternative for providing promotional menu items.
France Sales
Cuisine Solutions France fiscal year 2006 second quarter sales compared to the prior year second quarter and respective exchange rates are as follows:

	Q2 Fiscal 2006	Q2 Fiscal 2005	$ Change	%Change
Sales in U.S. Dollars	$5,028,000	$3,784,000	$1,244,000	32.9%
Sales in Euros	€4,209,000	€2,986,000	€1,223,000	41.0%
Average exchange rate	0.837	0.789
Cuisine Solutions France’s total fiscal year 2006 second quarter sales in U.S. Dollars were $5,028,000 versus previous year sales of $3,784,000, an increase of $1,244,000 or 32.9%. Sales in Euros during the same period were €4,209,000 versus €2,986,000 respectively, an increase of 41.0%. The increase was due to the increase in Food Service channel, which resulted from domestic demand and aggressive sales efforts to existing accounts and acquiring new customers. The sales in France was 8.1% lower in U.S. Dollars as compared to the sales in Euro as a result of the appreciation of U.S. Dollars against Euro during the second quarter fiscal 2006 comparing to the same period prior fiscal year. Cuisine Solutions France fiscal year 2006 second quarter sales by sales channel were as follows:

	Q2 Fiscal 2006	Q2 Fiscal 2005	$ Change	%Change
Food Service	$2,594,000	$1,863,000	$731,000	39.2%
On Board Services	652,000	532,000	120,000	22.6%
Retail	1,766,000	1,372,000	394,000	28.7%
Others	16,000	17,000	(1,000)	(5.9%)

Total	$5,028,000	$3,784,000	$1,244,000	32.9%

Food Service sales grew $731,000, or 39.2%, to $2,594,000 compared to the second quarter of fiscal year 2005 due primarily to an increase in sales to certain large caterers in Europe as well as an increased sales presence in the region as compared to the same quarter last year.
On Board Services channel grew 22.6% compared to the same quarter of Fiscal 2005 as airlines in Europe continued their recovery. In addition, the Company obtained a new customer and got more food on menus of existing customers in Europe.
Retail sales increased $394,000 or 28.7% in the second quarter of fiscal year 2006, compared to same period of the fiscal year 2005, as new items were introduced during the second quarter to existing customers and an increase in food items for Christmas sales.
Gross Margin
A comparison of net sales, gross margin and net earnings from operations follows:

	Twelve weeks ended
	Dec. 10, 2005	Dec. 11, 2004	% Change
	(Dollars in thousands)
Net Sales	$16,595	$11,062	50.0%
Gross margin	$4,247	$2,996	41.8%
Gross margin percentage	25.6%	27.1%
Earnings from continuing operations	$787	$532	47.9%
Net earnings	$787	$593	32.7%
Gross margin increased 41.8%, or $1,251,000, compared to the second quarter fiscal year 2006, due primarily to significantly higher sales. The Company has strategically built new sales channels over the past few years to include military and retail accounts and meals for passenger rail lines, and has seen consistent results in its French subsidiary.
For the second quarter 2006, gross margin as a percentage of sales in the U.S. decreased from 30.0% to 26.4%, due primarily to a special coupon program with one of the Retail customers in the U.S. Difficulty in sourcing key raw material due to the growth in sales, as well as lower than expected yield on these raw materials also contributed to the lower gross margin in this quarter as compared to the same quarter last year. The gross margin in France increased from 21.5% for the second quarter fiscal year 2005 to 23.6% for the same period in fiscal 2006, primarily due to the Company’s ability to maintain a higher production volume during the period and improved management control over production planning.
Selling and Administrative Expenses
A comparison of selling and administrative costs by geographic location is as follows:

	Q2 Fiscal 2006	Q2 Fiscal 2005	$ Change	%Change
USA	$2,511,000	$1,762,000	$749,000	42.5%
France	794,000	552,000	242,000	43.8%

Total SG&A Expense	$3,305,000	$2,314,000	$991,000	42.8%

Selling and administrative expenses increased $991,000 or 42.8% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Increases in such expenses over the prior year are mainly the result of hiring additional sales and marketing personnel. The selling and marketing related expenses also increased due to higher sales activities. Selling and administrative expenses as a percentage of sales decreased to 19.9% in the second quarter of fiscal 2006 compared to 20.9% in the same quarter of fiscal year 2005. Selling and administrative expense as a percentage of sales in the U.S. decreased from 24.2% to 21.7% in second quarter fiscal 2006 as a result of cost cutting strategies implemented in previous years. Selling and administrative expense in France as a percentage of sales increased from 14.6% to 15.8% due primarily to additional selling and administrative personnel and additional marketing expenses in Europe. Management will continue to monitor such costs to ensure that these expenses are aligned with expected business volume.
Depreciation and Amortization
The second quarter fiscal year 2006 depreciation and amortization expense increased by $9,000 over the same period in fiscal year 2005 to $194,000 as a result of an increased amount of machinery and equipment deployed in fiscal 2006 to meet the production requirements from the sales increase. The portions of depreciation and amortization expense that are included in the cost of goods sold are $77,000 and $73,000 in the second quarter of fiscal year 2006 and 2005, respectively.
Non-operating Income and Expense from Continuing Operations
The Company held long term investments of $925,000 and $1,115,000 at December 10, 2005 and December 11, 2004 respectively. Management maintains these funds in a trust account with the majority of the funds invested in government securities.
The non-operating expense decreased to $30,000 in the second quarter in fiscal year 2006 from $38,000 in the same period fiscal year 2005 due primarily to $12,000 of other income in fiscal 2006, offset by a decrease of investment interest income to $12,000 from $14,000 for the second quarter of fiscal 2006 and fiscal 2005, respectively. Interest expense relating to the outstanding borrowings in the U.S. and France has remained the same at $46,000 for both quarters in fiscal 2006 and 2005. Foreign exchange losses of $8,000 and $4,000 are included in non-operating expense for the second quarter of 2006 and 2005, respectively.
Provision for Taxes
No provision for income taxes was recorded in the U.S. during the second quarter of fiscal 2006 given the Company’s history of losses. Management will continue to evaluate the Company’s ability to benefit from its deferred tax assets and make adjustments as necessary to the valuation allowance. The Company had a provision of $8,000 for French minimum tax liability in the second quarter of fiscal year 2006.
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

Comparison of the twenty four weeks ended December 10, 2005 to the twenty four weeks ended December 11, 2004
Revenue for the first two quarters of fiscal 2006 increased $11,582,000 from $19,765,000 to $31,347,000, a 58.6% increase compared to the same period of the previous fiscal year due primarily to stronger sales in all sales channels except On Board Service. In the United States, U.S. Military sales rose by 321.4%, due to the increased demand from the U.S. Army. Retail sales grew 85.3% as a result of increased sales to existing customers in both deli and company branded packaged goods. National Restaurant Chain (NRC) / New Business sales had a total increase of 59.6% due to increased effort on promoting NRC business. In France, all three channels, On Board Services, Food Services and Retail, had growth of 58.7%, 57.3% and 13.1%, respectively.
The Company reported net earnings from continuing operations for the first two quarters of fiscal year 2006 of $2,309,000 compared to $812,000 for the same period of fiscal year 2005. The 184.4% increase in net earnings from continuing operations was primarily due to a 58.6% increase in sales and a 66.3% increase in gross margin, as a result of the higher sales and the corresponding production and procurement efficiencies achieved.
Net Sales
First two quarters 2006 revenue of $31,347,000 increased by 58.6% compared to the previous fiscal year’s same period revenue of $19,765,000. U.S. and France sales grew 67.1% and 41.2%, respectively, compared to the same period in fiscal year 2005. Information as to the Company’s sales by geographical locations is as follows:

	YTD Fiscal 2006	YTD Fiscal 2005	$ Change	%Change
USA	$22,159,000	$13,258,000	$8,901,000	67.1%
France	9,188,000	6,507,000	2,681,000	41.2%

Total Net Sales	$31,347,000	$19,765,000	$11,582,000	58.6%

First two quarters net sales by sales channel for fiscal year 2006 and 2005 are as follows:

	YTD Fiscal 2006	YTD Fiscal 2005	$ Change	%Change
Food Service	$8,314,000	$5,752,000	$2,562,000	44.5%
On Board Services	5,866,000	6,230,000	(364,000)	(5.8%)
Retail	7,437,000	4,943,000	2,494,000	50.5%
Military	8,365,000	1,985,000	6,380,000	321.4%
National Restaurant Chain / New Business	1,365,000	855,000	510,000	59.6%

Total	$31,347,000	$19,765,000	$11,582,000	58.6%

Sales increased in four out of the five Cuisine Solutions sales channels for the first two quarters as compared to the same period last year. These increases were primarily due to increased sales to the Military of $6,380,000, Food Services of $2,562,000, and Retail of $2,494,000, respectively, and greater consumer awareness and demand for high quality, fully cooked products in most of the channels. Military sales increased by 321.4%, Food Service sales increased by 44.5%, and Retail sales increased by 50.5%, while National Restaurant Chains/New Business channel sales grew by 59.6%, during the first two quarters of fiscal 2006 compared to the same period in fiscal 2005. On the other hand, On Board Services sales decreased by 5.8% during the first two quarters of fiscal 2006 as compared to the same period of fiscal 2005.
U.S. Sales
Cuisine Solutions U.S. fiscal years 2006 and 2005 first two quarters sales by sales channel are as follows:

	YTD Fiscal 2006	YTD Fiscal 2005	$ Change	%Change
Food Service	$3,507,000	$2,723,000	$784,000	28.8%
On Board Services	4,216,000	5,181,000	(965,000)	(18.6%)
Retail	4,735,000	2,555,000	2,180,000	85.3%
Military	8,365,000	1,985,000	6,380,000	321.4%
National Restaurant Chain	1,336,000	814,000	522,000	64.1%

Total	$22,159,000	$13,258,000	$8,901,000	67.1%

Fiscal year 2006 first two quarters sales increased $8,901,000 to $22,159,000, a 67.1% increase from the same period previous fiscal year sales of $13,258,000.
Food Service sales for the first two quarters fiscal year 2006 increased $784,000, or 28.8%, to $3,507,000 as compared to the same period of fiscal year 2005 of $2,723,000. The increase in this period was due primarily to increased sales to hotels and conventions centers for special events.
Fiscal year 2006 first two quarters sales from the On Board Services channel totaled $4,216,000 compared to the previous year same period sales of $5,181,000, a decrease of $965,000 or 18.6%. The first two quarters sales decrease is due primarily to reduction of service related to the weakening financial situation of several U.S. airlines, as well as reduced service on the passenger rail system primarily due to mechanical problems, budgetary constraints, and natural disasters.
Retail sales for the first two quarters of fiscal 2006 increased $2,180,000, or 85.3%, to $4,735,000 from $2,555,000, compared to the same period of the previous fiscal year due primarily to the increase in sales as a result of a special coupon program with one of the customers and also increase in sales to existing accounts during the first two quarters of fiscal year 2006.
Military sales for the first two quarters 2006 increased 321.4% to $8,365,000 from $1,985,000 in fiscal 2005 primarily due to the increased demand from the U.S. Army. The Company began delivering items for the Army Field Rations program called the Unitized Group Rations A (UGRA) menu in October 2004 and the Concept of Operations (CONOPS) menus in the second quarter of fiscal year 2005. Much of this food is supplied to locations such as Iraq and Afghanistan.
National Restaurant Chain sales for the first two quarters of fiscal year 2006 totaled $1,336,000, an increase of $522,000, or 64.1%, from $814,000 in same period of fiscal 2005. The increase in sales of $522,000 is due to increased sales to existing customers, as well as newly established customers during fiscal year 2006. The Company is continuing to pursue its role as a supplier for national restaurant chains who consider the Company’s product quality and ease of use an attractive alternative for providing promotional menu items.
France Sales
Cuisine Solutions France fiscal year 2006 first two quarters sales compared to the prior year first two quarters and respective exchange rates are as follows:

	YTD Fiscal 2006	YTD Fiscal 2005	$ Change	%Change
Sales in U.S. Dollars	$9,188,000	$6,507,000	$2,681,000	41.2%
Sales in Euros	€7,617,000	€5,216,000	€2,401,000	46.0%
Average exchange rate	0.829	0.802
Cuisine Solutions France’s total fiscal year 2006 first two quarters sales in U.S. Dollars were $9,188,000 versus same period previous year sales of $6,507,000, an increase of $2,681,000 or 41.2%. Sales in Euros during the same period were €7,617,000 versus €5,216,000, respectively, an increase of 46.0%. The increase was due to the increase in both On Board Services and Food Service channels, which resulted from domestic demand and aggressive sales efforts to existing accounts and acquiring new customers.
Cuisine Solutions France’s first two quarters sales in fiscal years 2006 and 2005 by sales channel were as follows:

	YTD Fiscal 2006	YTD Fiscal 2005	$ Change	%Change
Food Service	$4,807,000	$3,029,000	$1,778,000	58.7%
On Board Services	1,650,000	1,049,000	601,000	57.3%
Retail	2,702,000	2,388,000	314,000	13.1%
Others	29,000	41,000	(12,000)	(29.3%)

Total	$9,188,000	$6,507,000	$2,681,000	41.2%

Food Service sales for the first two quarters grew $1,778,000, or 58.7%, to $4,807,000 compared to the same period of fiscal year 2005 due primarily to an increase in sales and more products to certain existing large caterers in Europe as well as an increased sales presence in the region as compared to the same quarter last year.
On Board Services channel grew 57.3% to $1,650.000 for the first two quarters in fiscal year 2006 compared to the first two quarters of Fiscal 2005 as airlines in Europe continued their recovery. In addition, the Company obtained a new customer and got more food on menus with existing customers in Europe.
Retail sales increased $314,000 or 13.1% in the first two quarters of fiscal year 2006 to $2,702,000, compared to same period of the fiscal year 2005 of $2,388,000, due primarily to new items introduced to existing established customers and an increase in food items for Christmas sales.
Gross Margin
A comparison of net sales, gross margin and net earnings from operations follows:

	Twenty four weeks ended
	Dec. 10, 2005	Dec. 11, 2004	% Change
	(Dollars in thousands)
Net Sales	$31,347	$19,765	58,6%
Gross margin	$8,360	$5,026	66.3%
Gross margin percentage	26.7%	25.4%
Earnings from continuing operations	$2,309	$812	184.4%
Net earnings	$2,309	$755	205.8%
Gross margin increased 66.3%, $3,334,000, compared to the first two quarters fiscal year 2006, due primarily to significantly higher sales and production efficiencies. The Company has strategically built new sales channels over the past few years to include military and retail accounts and meals for passenger rail lines, and has seen consistent results in its French subsidiary.
For the first two quarters 2006, gross margin as a percentage of sales in the U.S. remained at the same level, increasing from 27.8% to 27.9%. The slight increase was due to the significantly higher sales and production efficiencies, roughly offset by a special coupon program with one of the Retail customers in the U.S., which caused a reduction of 1.3% of gross margin as a percentage to the net sales. The gross margin as a percentage of net sales in France increased from 20.7% to 23.6% primarily due to the Company’s ability to maintain a higher production volume during the period and improved management control over production planning.
Selling and Administrative Expenses
A comparison of selling and administrative costs by geographic location is as follows:

	YTD Fiscal 2006	YTD Fiscal 2005	$ Change	%Change
USA	$4,279,000	$3,019,000	$1,260,000	41.7%
France	1,469,000	924,000	545,000	59.0%

Total SG&A Expense	$5,748,000	$3,943,000	$1,805,000	45.8%

Selling and administrative expenses increased $1,805,000 or 45.8% in the first two quarters of fiscal 2006 compared to the same period of fiscal 2005. Increases in such expenses over the prior year are mainly the result of hiring additional sales and administrative personnel to support the increase in sales volume. The selling and marketing related expenses also increased due to higher sales activities. The Company also recognized $110,000 of non-cash compensation expenses in the first two quarters of fiscal year 2006 as a result of the revised accounting rules for share-based compensation, which require the Company to recognize a non-cash charge as a result of the grant of equity compensation. Selling and administrative expenses as a percentage of sales decreased to 18.3% in the first two quarters of fiscal 2006 compared to 19.9% in the same period of fiscal year 2005 as a result of the Management’s continuing effort in monitoring such costs to ensure that they are aligned with expected business volume.

Depreciation and Amortization
The first two quarters fiscal year 2006 depreciation and amortization expense increased by $45,000 over the same period in fiscal year 2005 to $401,000 as a result of an increased amount of machinery and equipment deployed in fiscal 2006 to meet the production requirement from the sales increase. The portions of depreciation and amortization expense that are included in the cost of goods sold are $157,000 and $144,000 for the first two quarters of the fiscal year 2006 and 2005, respectively.
Non-operating Income and Expense from Continuing Operations
The Company held long term investments of $925,000 and $1,115,000 at December 10, 2005 and December 11, 2004 respectively. Management maintains these funds in a trust account with the majority of the funds invested in government securities.
The non-operating expense decreased to $51,000 for the first two quarters of fiscal year 2006 from $59,000 in the same period fiscal year 2005 due primarily to the other income of $12,000 in the first two quarters of fiscal 2006, as well as the increase of investment interest income to $34,000 from $28,000 for the first two quarters of fiscal 2006 and fiscal 2005, respectively. However, the interest expense relating to the outstanding borrowings in the U.S. and France increased to $75,000 during the first two quarters of fiscal 2006 from $69,000 in the same period in fiscal year 2005.
Provision for Taxes
No provision for income taxes was recorded in the U.S. during the first two quarters of fiscal 2006 given the Company’s history of losses. Management will continue to evaluate the Company’s ability to benefit from its deferred tax assets and make adjustments as necessary to the valuation allowance. The Company had a provision of $8,000 for French minimum tax liability for the first two quarters of fiscal year 2006.
Impact of Inflation and the Economy
Variations in labor and ingredient costs can significantly affect the Company’s operations. Many of the Company’s employees are paid hourly rates related to, but generally higher than, the federal minimum rates.
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
In an effort to increase diversification to lower the impact of various economic events, management continues to focus its efforts to diversify sales in order to attain an even mix between sales channels. During the first two quarters of fiscal year 2006, the sales to the On Board Services channel, primarily airline and railroad accounts, were 17.3% of total revenues. Sales to the Foodservice Industry were 24.5%, primarily to hotels, convention centers, and other banquets, and 21.9% of sales were generated from the Retail channel in deli and packaged frozen food. Military sales, to both the U.S. Army and Navy, accounted for 24.7% of the total sales during the first two quarters of fiscal year 2006. Management has also placed increased focus on the National Restaurant Chains (4.0%) in the U.S.
Liquidity and Capital Resources
At December 10, 2005, the Company’s cash and cash equivalents were $2,472,000, compared with $2,171,000 at June 25, 2005. The increase is primarily the result of cash provided by operations of 2,782,000, offset by debt reduction and increase in capital expenditure. Additionally, the Company held long term investments of $925,000 and $1,090,000 at December 10, 2005 and June 25, 2005, respectively. Long term investments of $925,000 were used as collateral for the Standby Letter of Credit that secures the overdraft facility of the discontinued Norwegian operation. There were no restrictions on cash balances at December 10, 2005.

Net cash provided by operations amounted to $2,782,000 for the first two quarters of fiscal 2006, compared to cash used of $2,077,000 for the same period in fiscal 2005. In the first two quarters of fiscal 2006, the Company used $2,122,000 and $200,000 to increase its accounts receivable and inventory, respectively, to accommodate its increased business from all sales channels. Increases in accounts payable and accrued payroll and related expenses provided $1,413,000 and $177,000, respectively, of cash during the first two quarters of fiscal 2006 due mainly to the increased demand of raw material and the higher level of production.
Net cash in the amount of $1,273,000 was used by investing activities largely due to the investment in new production equipment in the amount of $1,412.000. Net cash used in financing activities was $1,083,000, consisting primarily of payments on debts from discontinued operations in the amount of $1,031,000. At December 10, 2005, the Company had outstanding borrowings of $3,088,000, bearing interest at rates ranging from 2.8% to 7.5%.
In October 2002, Cuisine Solutions France entered into a ten-year term loan to finance the acquisition of land and a building to be used as a distribution plant in the amount of €190,000 or $217,000. This loan bears interest of 5.7% annually and is due in October 2012. The current portion of this loan is €17,000 (or $20,000) and the outstanding principal totaled €143,000 (or $168,000) at December 10, 2005.
In March 2003, Cuisine Solutions France entered into a five-year term loan to further expand the facility. This loan bears interest of 3.3% and the outstanding principal totaled €146,000 (or $171,000) at December 10, 2005, with a current portion of €57,000 (or $67,000).
In June 2004, Cuisine Solutions France entered into a four-year term loan to finance its new computer server and packaging line equipment in the amount of €57,000 or $69,000. The loan bears interest of 4.0% and the total outstanding principal was € 38,000 (or $45,000) at December 10, 2005, with a current portion of €14,000 (or $17,000).
In June 2005, Cuisine Solutions France entered into a five-year term loan to finance its renovation of office and purchasing new office furniture in the amount of €64,000 or $77,000. This loan bears interest of 3.3% annually and is due in June 2010. The outstanding principal of this loan is €59,000 or $69,000, with a current portion of €12,000 or $14,000 as of December 10, 2005.
In November 2005, Cuisine Solutions France entered into a seven-year term loan to further expand its facility in the amount of €285,000 or $335,000. This loan bears interest of 2.8% annually and is due in November 2012. The outstanding principal of this loan is €285,000 or $335,000 and the current portion is €37,000 or $44,000 as of December 10, 2005.
In February 2004 and September 2004, the Company entered into two separate 48-month capital lease agreements in the amount of $33,000 to provide vehicles for two of the Company’s key managers. At December 10, 2005, the commitments under these two capital leases have a total outstanding balance of $22,000 with current portions of $8,000.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line-of-credit to finance its working capital requirements in the U.S. The line-of-credit is secured by the Company’s U.S. accounts receivable and inventory and further guaranteed by Food Investors Corporation (“FIC”) and secured by real estate owned by FIC. This line-of-credit bears an interest rate of 0.5% over the prime interest rate, or 7.5% as of December 10, 2005. The outstanding principal was $1,431,000 as of December 10, 2005. On December 23, 2005, the maximum borrowing amount of this line-of-credit was increased to $5,000,000 and the maturity date was extended to September 1, 2006.
On March 15, 2005, the Company entered into a five year term loan with the Bank of Charles Town in the amount of $200,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 6.8%, matures on March 15, 2010, and is secured by the equipment. As of December 10, 2005, the outstanding principal was $177,000 with a current portion of $36,000.
On November 9, 2005, the Company entered into a five year term loan with BB&T Bank in the amount of $680,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 7.3% matures on November 5, 2010, and is secured by the equipment. As of December 10, 2005, the outstanding principal was $670,000 with a current portion of $118,000.

FUTURE PROSPECTS
The Company is working toward and believes that it can be the leader in a new category of premium, fully cooked, frozen food. The Company anticipates strong overall growth in sales in the U.S. and France during the remainder of fiscal year 2006. Relatively equal efforts will be made to grow all channels in both the U.S. and France to minimize any potential disruption in any one channel in any geographic location. An example of a disruption was seen in the On Board Services channel in the U.S. in the second quarter of fiscal 2006 because of natural disasters and increased financial difficulties in much of the airline and passenger train industries
Food Service
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
On Board Services
The Company intends to expand its sales efforts in the airline business in fiscal 2006 by continuing to market for new U.S. accounts and by undertaking a continued focus on the European airline market. While there are increased concerns about the financial health of airlines and passenger rails, most customers value the flexible solutions that the Company offers. With the natural disasters and fiscal problems of fiscal 2006, many flights and routes were temporarily or permanently canceled or modified. It is unclear how quickly these services will return. Cuisine Solutions provides food for first and business class service levels which tend to continue to serve quality food to their customers unless routes are canceled.
Retail
The Retail Sales channel was formally created during fiscal year 2000 with the objective of penetrating the In-Store Deli category of major North American retailers. The growth in this sales channel is a result of the Company’s plan for targeting large volume opportunities with high quality products. Cuisine Solutions is providing retailers with a heat and serve program that allows supermarkets to upgrade the variety and quality of meals offered. The Company is working with retailers to develop better methodology to execute larger scale roll-outs of the program and has already introduced the idea to some of the largest retailers in the U.S. The Company has also placed premium private label products successfully into the retail industry, which has been experiencing an increase in frozen food sales versus the traditional demand for fresh products. In fiscal year 2005, the Company’s retail sales program showed significant growth, particularly with the club retailers for its branded packaged products, and it is beginning to allow the Company to capture certain of the high volume benefits of U.S. retail without incurring as significant costs of marketing investment as are usually required of food suppliers doing business with U.S. retailers. Cuisine Solutions believes that it is also gaining more brand awareness from its premium frozen foods sales. Cuisine Solutions expects to continue to introduce new product offerings to the Retail channel in fiscal 2006. The ultimate goal is to be the leader in the category of premium, fully-cooked, frozen food.
Military
The U.S. Military channel continued to be managed via a broker/distributor for the Navy, adding very little in terms of sales and administrative expenses. Sales in this channel for fiscal 2005 grew with the Navy, but the Company’s goal is to increase product penetration to other parts of the over $7 billion annual U.S. military food budget. Cuisine Solutions items were tested and selected for a 14 entrée rotating menu (UGRA) that started in October, 2004. A Cuisine Solutions entrée was also selected for a thirty day cycle menu overseas called the Concept of Operations (CONOPS) menu at the end of Fiscal 2005 which has led to greater growth in this channel. This food is primarily to feed U.S. troops overseas and sold via distributors. The Company will attempt to have other products added to the current menus and its products included on other U.S. military menus during fiscal 2006 and future years. There is no guarantee that the Army will continue to purchase the items from the Company. The military does not give the Company sales forecasts, and therefore, the Company has little visibility into reasons for spikes in sales and ordering patterns, such as the spike in sales experienced in the first quarter of fiscal 2006. The Company cannot anticipate the length of time that U.S. troops will remain in the war zones where the current menus are being used most heavily.
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
Foreign Currency Risk:
Operations in France constitute 29.3% of first two quarters fiscal year 2006 Company sales. The majority of the Company’s sales are denominated in U.S. dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The French subsidiary reports in EURO while, in previous years, the discontinued Norwegian operations are denominated in Norwegian Kroner. As currency exchange rates change, translation of the income statements of the Norway and French operations into U.S. dollars affects year-over-year comparability of operating results. Sales that are subject to these foreign currency fluctuations are approximately 29.3% of the Company’s sales. As a result of the U.S. Dollar appreciation against Euro, the French sales were lower by 8.1% for the second quarter and 4.8% for the first two quarters in U.S. Dollars as opposed to denomination in Euro. The net assets of the subsidiaries are approximately 39.3% of the Company’s net assets. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost. Information about the Company’s foreign currency translation policy is set forth in Note 1 to the Notes to Unaudited Consolidated Financial Statements contained in this Form 10-Q.
Sales and Marketing Risks:
The future performance of the Company’s efforts will depend on a number of factors. One is the continued recovery of the travel industry, and specifically the airlines, which have been a major source of Cuisine Solutions revenue and focus of the Company’s formal business strategy. The other factors involve the introduction and roll-out of new product lines into the Retail, National Restaurant Chains and the Military sales channels. Although the Company believes that the economic situation being experienced by major U.S. airlines is not permanent, management cannot forecast the length and total impact on the Company of the current economic cycle. Cuisine Solutions intends to position itself to provide maximum value to its airline partners during this difficult period and remain prepared to resume further business growth in this channel when the industry recovers. Cuisine Solutions’ management has placed additional focus on the opportunities available in the retail sector and the other channels and the Company’s success rate in these channels will be contingent upon market acceptance of the product line, price points and execution of its marketing strategy. In addition, the products sold to the Army in the military channel are for feeding U.S. troops overseas. If the troops return home, the current sales to that customer will likely decrease. There is no assurance that the Army will continue to buy our products.
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
There have been no changes in the Company’s internal control over financial reporting that occurred during the second fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
On October 25, 2005, the Company held its 2005 Annual Meeting of Stockholders. At the meeting, the Company’s stockholders voted on, and approved, the following matters:
1.	The election of the following directors to serve until the Company’s 2006 Annual Meeting of Stockholders:

Nominee	Shares voted for	Authority withheld
Jean-Louis Vilgrain	14,839,255	729,725
Stanislas Vilgrain	14,932,309	728,925
Charles C. McGettigan	15,343,542	317,692
Sebastien Vilgrain	14,944,109	717,125
Robert van Roijen	15,341,142	320,092
Hugues Prince	14,944,109	717,125
John D. Firestone	15,343,542	317,692
Robert H. Herman	15,343,542	317,692
2.	The ratification of the selection of BDO Seidman LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 24, 2006:

Shares voted for	Shares voted against	Shares abstained
15,354,083	1,335	305,816
Item 5. Other Information
Not applicable.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (2)

3.3	By-laws. (3)

Exhibit
Number	Description
10.60	Modification and Increase to Deed of Trust and Other Loan Documents dated November 30, 2005 with Bank of Charles Town. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibit 3-A of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(2)	Incorporated by reference to exhibit 3-A of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(3)	Incorporated by reference to exhibit 3-B of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(4)	Incorporated by reference to exhibit 10.60 of the Registrant’s Form 8-K filed with the Commission on December 30, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.
Date: January 24, 2006	By:	/s/Stanislas Vilgrain
Stanislas Vilgrain
Chief Executive Officer

By:	/s/Y. Tristan Kuo
Y. Tristan Kuo
Chief Financial Officer, Treasurer and Corporate Secretary