Form 10-Q
period 2006-04-01
CUISINE SOLUTIONS INC
filed 2006-05-12
CIK 737602

Form 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
The number of shares of outstanding of each of the issuer’s classes of common stock, $0.01 par value, outstanding as of May 10, 2006 was:

Class of Common Stock	Number of Shares
Class A	16,412,941
Class B	None

TABLE OF CONTENTS

PART I
Item 1.	Financial Statements (unaudited)	page 3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	page 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	page 27
Item 4.	Controls and Procedures	page 28

PART II
Item 1.	Legal Proceedings	page 29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	page 29
Item 3.	Defaults Upon Senior Securities	page 29
Item 4.	Submission of Matters to a Vote of Security Holders	page 29
Item 5.	Other Information	page 29
Item 6.	Exhibits	page 29

SIGNATURES		page 30
EX-31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	page 31
EX-31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	page 32
EX-32.1:	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	page 33

CUISINE SOLUTIONS, INC.
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	April 1,	June 25,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$501,000	$2,171,000
Accounts receivable, trade	5,365,000	3,758,000
Inventory	9,023,000	6,929,000
Prepaid expenses	627,000	344,000
Related party receivables, current	27,000	94,000
Other current assets	168,000	255,000
Assets held for disposal from discontinued operations	8,000	39,000

TOTAL CURRENT ASSETS	15,719,000	13,590,000

Investments, non current	985,000	1,465,000
Fixed assets, net	5,426,000	3,885,000
Other assets	75,000	46,000

TOTAL ASSETS	$22,205,000	$18,986,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line-of-credit	$1,000,000	$1,774,000
Current portion of long-term debt	308,000	422,000
Accounts payable and accrued expenses	5,107,000	4,227,000
Accrued payroll and related liabilities	2,083,000	1,631,000
Liabilities from discontinued operations	147,000	1,200,000

Total current liabilities	8,645,000	9,254,000

Long-term debt, less current portion	1,286,000	1,081,000

TOTAL LIABILITIES	9,931,000	10,335,000

Commitments and contingencies
Stockholders’ equity
Common Stock
Class A Stock — $.01 par value, 20,000,000 shares authorized, 16,412,941 and 16,073,288 shares issued and outstanding at April 1, 2006 and June 25, 2005, respectively	164,000	161,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	27,402,000	26,754,000
Accumulated deficit	(15,813,000)	(18,781,000)
Accumulated Other Comprehensive Income
Unrealized loss on debt and equity investments	(26,000)	(7,000)
Cumulative translation adjustment	547,000	524,000

TOTAL STOCKHOLDERS’ EQUITY	12,274,000	8,651,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,205,000	$18,986,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Sixteen Weeks Ended		Forty Weeks Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Net sales	$17,968,000	$14,355,000	$49,314,000	$34,120,000
Cost of goods sold	13,404,000	10,553,000	36,390,000	25,292,000

Gross margin	4,564,000	3,802,000	12,924,000	8,828,000

Selling and administration	3,743,000	3,077,000	9,491,000	7,020,000
Depreciation and amortization	124,000	158,000	368,000	370,000

Income from operations	697,000	567,000	3,065,000	1,438,000

Nonoperating income (expense)
Investment income	5,000	19,000	39,000	47,000
Interest expense	(31,000)	(49,000)	(105,000)	(118,000)
Other income (expense)	(6,000)	(26,000)	(17,000)	(44,000)

Total non-operating expense	(32,000)	(56,000)	(83,000)	(115,000)

Income before income tax	665,000	511,000	2,982,000	1,323,000
Provision for income tax benefit (expense)	(6,000)	—	(14,000)	—

Income from continuing operations before discontinued operations	659,000	511,000	2,968,000	1,323,000

Loss from discontinued operations
Loss from operations of CS Norway	—	—	—	(57,000)

Net loss from discontinued operations	—	—	—	(57,000)

NET INCOME	$659,000	$511,000	$2,968,000	$1,266,000

Basic and diluted net earnings per common share:
Earnings from continuing operations before discontinued operations per common share-basic	$0.04	$0.03	$0.18	$0.08
Earnings from continuing operations before discontinued operations per common share-diluted	$0.04	$0.03	$0.16	$0.08
Loss from discontinued operations per common share-basic and diluted	$—	$—	$—	$—
Net earnings per common share-basic	$0.04	$0.03	$0.18	$0.08
Net earnings per common share-diluted	$0.04	$0.03	$0.16	$0.07

Weighted average shares outstanding-basic	16,299,374	15,947,547	16,197,434	15,909,930
Common stock equivalents	1,977,554	1,772,690	1,936,973	1,506,989

Weighted average shares outstanding-diluted	18,276,928	17,720,237	18,134,407	17,416,919

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Unrealized Loss
		Additional	Accumulated	on Debt	Cumulative	Total
	Common	Paid-In	Earnings/	and Equity	Translation	Stockholders’
	Stock	Capital	(Deficit)	Investments	Adjustment	Equity
Balance, June 25, 2005	$161,000	$26,754,000	$(18,781,000)	$(7,000)	$524,000	$8,651,000

Exercise of common stock options	3,000	383,000	—	—	—	386,000
Stock-based compensation	—	265,000	—	—	—	265,000
Forty weeks 2006 net income	—	—	2,968,000	—	—	2,968,000
Other Comprehensive income
Unrealized loss on debt and equity investments	—	—	—	(19,000)	—	(19,000)
Translation adjustment	—	—	—	—	23,000	23,000

Other Comprehensive Income	—	—	—	—	—	4,000
Comprehensive income						2,972,000

Balance, April 1, 2006	$164,000	$27,402,000	$(15,813,000)	$(26,000)	$547,000	$12,274,000

				Unrealized Gain/
		Additional	Accumulated	(Loss) on Debt	Cumulative	Total
	Common	Paid-In	Earnings/	and Equity	Translation	Stockholders’
	Stock	Capital	(Deficit)	Investments	Adjustment	Equity
Balance, June 26, 2004	$159,000	$26,380,000	$(20,490,000)	$17,000	$506,000	$6,572,000

Exercise of common stock options	1,000	116,000	—	—	—	117,000
Stock-based compensation	—	131,000	—	—	—	131,000
Forty weeks 2005 net income	—	—	1,266,000	—	—	1,266,000
Other Comprehensive Income
Unrealized loss on debt and equity investments	—	—	—	(20,000)	—	(20,000)
Translation adjustment	—	—	—	—	111,000	111,000

Other Comprehensive Income	—	—	—	—	—	91,000
Comprehensive income						1,357,000

Balance, April 2, 2005	$160,000	$26,627,000	$(19,224,000)	$(3,000)	$617,000	$8,177,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Forty weeks ended
	April 1,	April 2,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$2,968,000	$1,323,000
Net loss from discontinued operations	—	(57,000)

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	652,000	587,000
Allowance for doubtful accounts	137,000	347,000
Inventory obsolescence reserve	118,000	55,000
Loss on investments	5,000	—
Stock based compensation	265,000	131,000
Changes in assets and liabilities, net of effects of non-cash transactions:
Increase in accounts receivable	(1,744,000)	(372,000)
Increase in inventory	(2,212,000)	(2,779,000)
Increase in prepaid expenses	(283,000)	(255,000)
Decrease (increase) in related parties receivable	67,000	(28,000)
Decrease (increase) in other assets	58,000	(114,000)
Increase in accounts payable and accrued expenses	810,000	176,000
Increase in accrued payroll and related liabilities	452,000	87,000
Increase in other current liabilities	70,000	69,000
Changes in assets and liabilities of discontinued operations	9,000	(201,000)
Gain on disposal of asset from discontinued operation	—	(571,000)

Net cash provided by (used in) operating activities	1,372,000	(1,602,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	456,000	1,000
Capital expenditures	(2,193,000)	(847,000)

Net cash used in investing activities	(1,737,000)	(846,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debts	(871,000)	(589,000)
Proceeds from debts	962,000	248,000
Change in line of credit, net	(774,000)	2,074,000
Payments on debts from discontinued operations	(1,031,000)	(5,000)
Proceeds from stock issuance	386,000	117,000

Net cash (used in) provided by financing activities	(1,328,000)	1,845,000

Net decrease in cash and cash equivalents	(1,693,000)	(603,000)
Change in cumulative translation adjustment	23,000	111,000
Cash and cash equivalents, beginning of period	2,171,000	1,395,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$501,000	$903,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$148,000	$147,000
Cash paid during the period for income taxes	$20,000	$19,000
Assets acquired through capital lease	$—	$15,000
See accompanying notes to consolidated condensed financial statements.

Cuisine Solutions, Inc.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
April 1, 2006
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for the fair presentation of the Company’s results of operations, financial position and changes therein for the periods presented have been included.
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
Principles of Consolidation
The consolidated financial statements include all assets, liabilities, revenues, expenses, income, loss and cash flows of Cuisine Solutions, Inc. and the two companies in which Cuisine Solutions, Inc. has a controlling voting interest (“Subsidiaries”), as if Cuisine Solutions, Inc. and its subsidiaries were a single company. The Subsidiaries are Cuisine Solutions Norway (discontinued operations) and Cuisine Solutions France, both wholly-owned (collectively with Cuisine Solutions, Inc., the “Company”). Significant inter-company accounts and transactions between the consolidated companies have been eliminated.
Revenue Recognition
The Company recognizes revenue, including shipping charges billed to customers, at the time products are shipped to its customers. The Company’s sales are evidenced by verbal or physical purchase orders from the customers and are confirmed by sales acknowledgements sent to the customers via facsimile. All products are shipped frozen, except for some retail sales items in France, which are shipped refrigerated. All sales are at fixed and determinable pricing and customers are responsible for freight costs. As part of its credit policy, the Company completes sales to customers that, based on its experiences, it believes will remit payment in full for the goods sold. Revenue is reduced for potential returns, adjustments, and allowances provided to customers as required by SFAS 48, Revenue Recognition When Right of Return Exists.

Customer Dependency
A large portion of Cuisine Solutions’ revenue has traditionally come from the supply of its products to travel-related customers. Since fiscal 2004, Cuisine Solutions has made a concerted effort to diversify its sales into retail, national restaurant chains, and the U.S. military channels. Growth in those areas continues to reduce the Company’s dependency on the travel industry. In fiscal 2005, some of the Company’s largest customers in terms of sales are companies outside of the travel related industry. Management believes that Cuisine Solutions’ revenue will continue to grow in the non-travel related channels. During the third quarter of fiscal 2006, one customer in the Military channel in the U.S. accounted for 10% or more of the Company’s total revenue.
Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of
The Company accounts for the impairment of long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“Statement 144”). Statement 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Foreign Currency Translation
The Company accounts for the foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation.” The statements of operations of the Subsidiaries have been translated to U.S. dollars using the average currency exchange rates in effect during the periods presented. The functional currency for the Norway subsidiary is Norwegian Kroner while the Euro is the functional currency for the French subsidiary. Subsidiaries’ balance sheets have been translated to U.S. dollars using the currency exchange rate as of the end of the periods presented. The impact of currency exchange rate changes on the translation of the Subsidiaries’ balance sheet is reflected as a component of Other Comprehensive Income (Loss) in the Statements of Changes in Stockholders’ Equity.
NOTE 2 — FISCAL PERIODS
The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters of fiscal 2006 and 2005 contain 12 weeks, and the third quarters of fiscal 2006 and 2005 contain 16 weeks.
NOTE 3 — ACCOUNTS RECEIVABLE
     Accounts Receivable consists of:

	April 1, 2006	June 25, 2005
Trade accounts receivable	$5,995,000	$4,251,000
Allowance for doubtful accounts	(630,000)	(493,000)

Trade accounts receivable, net	$5,365,000	$3,758,000

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
The Company determines the inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. Total inventory obsolescence reserves as of April 1, 2006 and June 25, 2005 were $506,000 and $331,000, respectively.
     Inventory consists of:

	April 1, 2006	June 25, 2005
Raw materials	$3,321,000	$1,935,000
Frozen product & other finished goods	5,107,000	4,337,000
Packing materials & supplies	1,101,000	988,000

	9,529,000	7,260,000
Less obsolescence reserve	(506,000)	(331,000)

	$9,023,000	$6,929,000

NOTE 5 — COMMITMENTS AND CONTINGENCIES
From time to time, the Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.
NOTE 6 — TRANSACTIONS WITH RELATED PARTIES
As of April 1, 2006, the Company had an accrued liability of $387,000 payable to Food Research Corporation (“FRC”). The liability was previously payable to SOMDIAA until SOMDIAA’s position as creditor was assumed by FRC. SOMDIAA is a holding company which is majority owned by Secria, S.A. and Secria Europe, S.A. Both enterprises are owned by the family of the Chairman of the Company, Jean-Louis Vilgrain, (“JLV Group”); and FRC is owned by Secria Europe, S.A. SOMDIAA provides the administration of French Social Security healthcare and retirement plans for individuals who work within the JLV Group. The primary portion of the accrual is related to amounts billed from SOMDIAA for separate health and retirement plans for the CEO of the Company and two other non-officer key employees.
On June 12, 2001, the Company signed an agreement with Inversiones Stefal Ltda of Chile, Farmers Market Land of Germany, Inversiones Continex of Chile, and Iso-Tech Ltda of Brazil (the “Parties”) to create a joint venture that was originally contemplated to be structured as a partnership, to build a sous-vide processing facility in Chile. This initial agreement was terminated without prejudice between the parties in fiscal 2003 prior to the capitalization of the partnership. However, the Parties decided to continue the project through the formation of a corporation, Cuisine Solutions Chile, S.A. (“Cuisine Solutions Chile”). The Company received a 10% interest in Cuisine Solutions Chile and is a minority shareholder of Cuisine Solutions Chile. The 10% interest was issued to the Company in consideration for certain intangible assets, such as know-how for the plant development and operations and marketing support, all of which had no carrying value on the Company’s balance sheet. Cuisine Solutions Chile is controlled by its majority shareholder and its affiliates, none of which are affiliated with the Company. The intended purpose of the facility is to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. An agreement to market certain sous-vide products was signed by the Parties and a commercial agreement regarding the purchase of certain raw materials from Cuisine Solutions Chile was signed in fiscal 2004. The plant began operations in August 2004. During the Company’s second quarter of fiscal 2005, Cuisine Solutions Chile conducted a capital raise from its existing shareholders. In order to maintain the Company’s 10% interest in Cuisine Solutions Chile, the Company sold equipment from its discontinued facility in Norway to Cuisine Solutions Chile in exchange for a note receivable of $500,000 payable in three installments, all due before March 2005, and $500,000 in equity in Cuisine Solution Chile (determined based upon cash invested by the majority shareholder of Cuisine Solutions, Chile). Management recorded an impairment of $125,000 against the value of the equity received. Management believes that this impairment is appropriate because there is no ready market for the stock of Cuisine Solutions Chile, Cuisine Solutions Chile has a limited operating history, and the Company’s ownership stake represents only a minority interest in Cuisine Solutions Chile. The Company’s 10% equity investment in Cuisine Solutions Chile is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile. During the third quarter of fiscal 2006, the Company purchased $1,509,000 of products from Cuisine Solutions Chile for resale in the U.S. and Europe.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line-of-credit to finance its working capital requirements in the United States. On December 23, 2005, the maximum borrowing amount of this line-of-credit was increased to $5,000,000 and the maturity date was extended to September 1, 2006. This line-of-credit is secured by the Company’s U.S. accounts receivable and inventory and further guaranteed and secured with real estate owned by Food Investors Corporation (“FIC”), which is 100% owned by the JLV Group. This line-of-credit bears an interest rate of 0.5% over the prime interest rate (8.25% at April 1, 2006). As of April 1, 2006, the outstanding principal was $1,000,000.
NOTE 7 — DISCONTINUED OPERATIONS
The Company discontinued its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile in exchange for a note for $500,000, and equity in Cuisine Solutions Chile. As discussed in Note 6, the fair value of the equity was determined by management to be approximately $375,000. The Company recorded a gain of approximately $571,000 as a result of the sale of the equipment in its second quarter of fiscal 2005. As the discontinuation of the Norwegian operations was substantially completed in fiscal 2005, the Company recognized a loss from translation adjustment of $110,000 related to the discontinued Norwegian operations. The salmon production from Norway has been replaced by the production of salmon by Cuisine Solutions Chile.
The assets and liabilities of discontinued operations at April 1, 2006 and June 25, 2005 are as follows:

	April 1, 2006	June 25, 2005
Assets of discontinued operations:
Cash	$3,000	$36,000
Accounts receivable, net	—	—
Other assets	5,000	3,000
Fixed assets	—	—

Total assets of discontinued operations	$8,000	$39,000

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$147,000	$169,000
Note payable	—	1,031,000

Total liabilities of discontinued operations	$147,000	$1,200,000

The note payable of $1,031,000 as of June 25, 2005 represented an outstanding loan on a working capital overdraft line of credit with Den Norske Bank, which was paid off during the first two quarters of fiscal 2006.
In October 2004, an agreement was signed with Hjelmeland Kommune (the lessor of the Company’s Norway plant) to release the Company from the building lease in Norway. Since the lease was originally recorded as a capital lease, the capital lease asset of approximately $1,349,000 and related lease liability of $1,291,000 were offset with the difference being charged to the discontinued operations.

The following amounts related to Cuisine Solutions Norway have been segregated from continuing operations and reflected as follows:

	Sixteen weeks ended		Forty weeks ended
	Apr. 1, 2006	Apr. 2, 2005	Apr. 1, 2006	Apr. 2, 2005
Net Sales	$—	$—	$—	$31,000
Expenses:
Cost of goods sold	—	—	—	113,000
Selling and administrative expense	—	—	—	1,000
Other operating expense	—	—	—	463,000
Interest expense	—	—	—	83,000
Other expense (income)	—	—	—	(1,000)

Loss from discontinued operations	—	—	—	(628,000)
Gain from disposal of assets	—	—	—	571,000

Net loss from discontinued operations	$—	$—	$—	$(57,000)

NOTE 8 — EARNINGS PER SHARE
Basic earnings per common share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also include common stock equivalents outstanding during the period if dilutive. The Company’s common stock equivalents consist of stock options. The weighted average number of shares outstanding related to stock options was 2,586,357 and 2,903,941 for the sixteen weeks and 2,696,431 and 2,893,589 for the forty weeks ended April 1, 2006 and April 2, 2005, respectively. The number of common stock options included in the diluted earnings per share calculations was 1,977,554 and 1,772,690 for the sixteen weeks and 1,936,973 and 1,506,989 for the forty weeks ended April 1, 2006 and April 2, 2005, respectively.
NOTE 9 — ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company’s 1992 Stock Option Plan (the “1992 Plan”), which is shareholder-approved, permits the grant of share options up to 1,753,000 shares of common stock to its employees, including officers, who are principally responsible for the management, growth and protection of the business of the Company and its subsidiaries, an incentive to remain in the Company’s service and to work for the success of the Company and its subsidiaries by enabling them to increase their proprietary interest in the Company through the purchase of shares of Common Stock of the Company. The 1992 Plan option awards are generally granted with an exercise price equal to the market price for the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have 10-year contractual terms. The 1992 plan had a ten-year life and there will be no future grants permitted under this plan.
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
Prior to June 25, 2005, the Company accounted for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complied with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which required pro-forma disclosure of compensation expense associated with stock options under the fair value method. Effective June 26, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment”, using modified prospective-transition method. Under that transition method, compensation cost recognized in the third quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 25, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to June 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. For purposes of calculating grant-date fair value, the value of the options is estimated using a Black-Scholes-Merton option—pricing formula and amortized to expense over the options’ vesting periods.
As a result of adopting SFAS 123(R) on June 26, 2005, the Company’s income before income taxes and net income for the third quarter ended April 1, 2006 is $61,000 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the third quarter ended April 1, 2006 would have been $0.05 and $0.04, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.04 and $0.04, respectively.
The following table illustrates the effect on net income and earnings per share for sixteen and forty weeks ended April 2, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option—pricing formula and amortized to expense over the options’ vesting periods.

	16 weeks ended	40 weeks ended
	April 2, 2005	April 2, 2005
Net income applicable to common shareholders	$511,000	$1,266,000
Add: Stock-based employee compensation cost included in reported net income	$47,000	$131,000
Less: Total stock-based compensation expense determined under the fair value method	$(224,000)	$(482,000)
Pro forma net income	$334,000	$915,000
Earnings per common share:
Basic — as reported	$0.03	$0.08
Diluted — as reported	$0.03	$0.08
Basic — pro forma	$0.02	$0.06
Diluted — pro forma	$0.02	$0.06
Weighted average common shares outstanding-basic	15,947,547	15,909,930
Common stock equivalents	1,772,690	1,506,989
Weighted average common shares outstanding-diluted	17,720,237	17,416,919
A summary of option activity under the Company’s employee stock option plans as of April 1, 2006, and changes during the sixteen and forty weeks then ended are presented below:

	Sixteen weeks ended				Forty weeks ended
	April 1, 2006				April 1, 2006
			Weighted-				Weighted-
		Weighted-	Average			Weighted-	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	value	Shares	Price	Term	value
Outstanding at beginning of the periods	2,677,176	$1.02			2,795,968	$1.02
Granted	7,276	$0.01			18,034	$0.01
Exercised	(210,103)	$1.30			(339,653)	$1.14
Forfeited or expired	—	—			—	—
Outstanding at April 1, 2006	2,474,349	$0.99	5.7	$488,000	2,474,349	$0.99	5.7	$488,000

Exercisable at April 1, 2006	2,194,461	$0.99	5.4	$449,000	2,194,461	$0.99	5.4	$449,000

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This pronouncement will be effective on the fiscal year beginning after September 15, 2006. Currently, the Company does not have any derivative instruments or participate in any hedging activities, and therefore the adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.
In March 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”. This Statement requires recognition of servicing a financial asset by entering into a servicing contract in certain situations. This pronouncement will be effective on the fiscal year beginning after September 15, 2006. Currently, the Company does not have any servicing asset or liability, and therefore the adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position or results of operations.
NOTE 11 — SUBSEQUENT EVENT
On April 19, 2006, the Company entered into an installment loan agreement (the “Equipment Loan”) with the Credit Industriel de Normandie to borrow €600,000 (or $736,000) for plant production equipment. The Equipment Loan is required to be repaid in 84 equal monthly installments beginning October 25, 2006. Until complete repayment of the Equipment Loan, the Company is required to pay the bank a variable rate of interest which equals the interest rate calculated according to the Accounts for Industrial Development (CODEVI) index rate plus 1%. As of April 9, 2006, the CODEVI index rate (CODEVI account) was 2.25%, and therefore the interest rate of the loan is currently at 3.25%. The description of the Equipment Loan is qualified in its entirety by reference to the Loan Contract, which is filed as Exhibit 10.61 to the Company’s current Report of Form 8-K filed with the SEC on April 25, 2006.
The proceeds of the Equipment Loan are being used to purchase equipment for a new production facility in France for a cost of €1,490,000 (or $1,828,000), which the Company expects to acquire on or about May 15, 2006. The Company currently expects that the loan for financing the new production facility will have a principal amount of €1,900,000 (or $2,330,000) and will accrue interest at a fixed rate of 3.62% per annum over 15 years, with the first payment scheduled for May 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) a significant change of the Company’s relationship with its customers in channels where concentration of sales to a certain number of customers exists; (2) the impact on the Company’s profitability from the fluctuations in the availability and cost of raw materials; (3) the impact on the Company’s reported earnings from fluctuations in currency exchange rates, particularly the Euro; and (4) general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, and laws and regulations in markets where the Company competes. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.
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
The Company commenced operations in 1972 as a wholesale producer of French bread. In fiscal 1979, the Company, then known as Vie de France Corporation, began offering its product through Company-owned retail bakeries. The Company began development of the Culinary Division business in 1987, in conjunction with research previously performed by Nouvelle Carte France, a related French company. The Culinary plant began operations in May 1990 to produce high quality frozen products for the U.S. market. The Company sold the Bakery Division and the Restaurant Division to Vie de France Bakery Yamazaki, Inc. in 1991 and 1994, respectively, and changed the Company’s name to Cuisine Solutions, Inc. In August 1994, the Company constructed a manufacturing facility in Norway, and initiated production of the Company’s supply of all salmon products. In 1999, the Company acquired Nouvelle Carte France to supply airline customers in Europe and service global foodservice and retail customers. The Company discontinued its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile, a venture in which Cuisine Solutions has a minority interest, and the salmon production that was formerly provided from Norway has been replaced by the production of salmon by Cuisine Solutions Chile that owns and operates a new sous-vide plant in Chile that opened in August 2004.
Cuisine Solutions currently distributes products through the following sales channels:
•	On Board Services: Airlines, Railroad and Cruise Lines
•	Foodservice: Hotel banquets, Convention Centers, Sport Stadiums and other Special Events such as the Olympics
•	Retail: Supermarket In-Store Deli, Premium packaged foods
•	Military: Naval carriers, Army field feeding, and military dining halls and clubs
•	National Restaurant Chains: Upscale multi-unit restaurants

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
Trade receivables are reported in the consolidated balance sheets net of the allowance for doubtful accounts. Generally, the Company considers receivables that are 30 days outstanding after the billing date to be past due. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical collection experience or changes in the financial condition of its customers. As these factors change, our allowance for doubtful accounts may change in subsequent accounting periods. Generally, losses have historically been within management’s expectations. As of April 1, 2006, the Company maintained an allowance for doubtful accounts of approximately $630,000, or 10.5% of the total receivable balance.
The Company determines the inventory obsolescence reserve based on the aging or spoilage of product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. The inventory obsolescence reserve as of April 1, 2006 was $506,000, or 5.3% of the total inventory.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This pronouncement will be effective for the fiscal beginning after September 15, 2006. Currently, the Company does not have any derivative instruments or participate in any hedging activities, and therefore the adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.
In March 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”. This Statement requires recognition of servicing a financial asset by entering into a servicing contract in certain situations. This pronouncement will be effective on the fiscal year beginning after September 15, 2006. Currently, the Company does not have any servicing asset or liability, and therefore the adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position or results of operations.

RESULTS OF OPERATIONS
Comparison of the sixteen weeks ended April 1, 2006 to the sixteen weeks ended April 2, 2005
Revenue in the third quarter of fiscal 2006 increased $3,613,000 from $14,355,000 to $17,968,000, a 25.2% increase compared to the third quarter of the fiscal 2005, due primarily to stronger sales in the U.S. in four of its five sales channels except On Board Service. In the United States, Retail sales grew 146.8% as a result of increased sales to existing customers in both deli and company branded packaged goods. National Restaurant Chain (NRC)/New Business sales increased 82.1% due primarily to increased sales to existing and new large restaurant chains customers. U.S. Military sales rose by 70.9%, due to increased demand from the U.S. Army.
The Company reported net income from continuing operations for the third quarter of fiscal 2006 of $659,000 compared to $511,000 for the third quarter of fiscal 2005. The 29.0% increase in net income from continuing operations was primarily due to a 25.2% increase in sales and a 20.0% increase in gross margin, as a result of the higher sales and the corresponding production and procurement efficiencies achieved.
Net Sales
Net sales for the third quarter of fiscal 2006 were $17,968,000, an increased of 25.2% compared to net sales for the third quarter of fiscal 2005 of $14,355,000. U.S. and France sales grew 38.4% and 2.2%, respectively, compared to the third quarter of fiscal 2005. Information as to the Company’s sales by geographic location is as follows:

	Q3 Fiscal 2006	Q3 Fiscal 2005	$ Change	%Change
US	$12,612,000	$9,113,000	$3,499,000	38.4%
France	5,356,000	5,242,000	114,000	2.2%

Total Net Sales	$17,968,000	$14,355,000	$3,613,000	25.2%

Third quarter net sales by sales channel for fiscal 2006 and 2005 are as follows:

	Q3 Fiscal 2006	Q3 Fiscal 2005	$ Change	%Change
Food Service	$3,290,000	$3,471,000	$(181,000)	(5.2%)
On Board Services	5,000,000	5,173,000	(173,000)	(3.3%)
Retail	5,191,000	3,120,000	2,071,000	66.4%
Military	3,443,000	2,015,000	1,428,000	70.9%
National Restaurant Chain / New Business	1,044,000	576,000	468,000	81.3%

Total	$17,968,000	$14,355,000	$3,613,000	25.2%

During the third quarter of fiscal 2006, sales increased in three out of the five Cuisine Solutions sales channels, as compared to the third quarter of fiscal 2005. These increases were primarily due to increased sales to the Retail of $2,071,000, Military of $1,428,000 and National Restaurant Chain of $468,000 and greater consumer awareness and demand for high quality, fully cooked products in most of the channels. Retail sales increased by 66.4%, Military sales increased by 70.9%, and National Restaurant Chains/New Business channel sales increased by 81.3% during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. Conversely, On Board Services sales decreased by 3.3% during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 as a result of lower sales in the U.S. Also sales in the Food Service channel decreased by 5.2% compared to the third quarter of fiscal 2005 primarily due to lower sales in France.

U.S. Sales
Cuisine Solutions U.S. sales during the third quarter of fiscal 2006 and 2005 by sales channel are as follows:

	Q3 Fiscal 2006	Q3 Fiscal 2005	$ Change	%Change
Food Service	$2,023,000	$1,862,000	$161,000	8.6%
On Board Services	2,694,000	3,284,000	(590,000)	(18.0%)
Retail	3,423,000	1,387,000	2,036,000	146.8%
Military	3,443,000	2,015,000	1,428,000	70.9%
National Restaurant Chain	1,029,000	565,000	464,000	82.1%

Total	$12,612,000	$9,113,000	$3,499,000	38.4%

During the third quarter of fiscal 2006, U.S. sales increased $3,499,000 to $12,612,000, a 38.4% increase from the third quarter of fiscal 2005 U.S. sales of $9,113,000.
During the third quarter of fiscal 2006, U.S. Food Service sales increased $161,000, or 8.6%, to $2,023,000 as compared to the third quarter of fiscal 2005 U.S. sales of $1,862,000. The increase in this period was due primarily to increased sales to hotels and conventions centers for special events.
During the third quarter of fiscal 2006, the On Board Services channel totaled $2,694,000 compared to the third quarter fiscal 2005 sales of $3,284,000, a decrease of $590,000 or 18.0%. The decrease is due primarily to the reduction of service related to the weakening financial situation of several U.S. airlines, as well as reduced service on the passenger rail system primarily due to mechanical problems, budgetary constraints, and natural disasters in the first two quarters of fiscal 2006.
During the third quarter of fiscal 2006, U.S. Retail sales increased $2,036,000, or 146.8%, to $3,423,000 from $1,387,000 in the third quarter of fiscal 2005, due primarily to an increase in sales to existing and new customers during the third quarter of fiscal 2006 in both deli and Cuisine Solutions branded packaged products.
During the third quarter of fiscal 2006, Military sales increased 70.9% to $3,443,000 from $2,015,000 in the third quarter of fiscal 2005, primarily due to increased demand from the U.S. Army. The Company began delivering items for the Army Field Rations program called the Unitized Group Rations A (UGRA) menu in October 2004 and the Concept of Operations (CONOPS) menus in the second quarter of fiscal 2005. Much of this food is supplied to locations such as Iraq and Afghanistan.
For the third quarter of fiscal 2006, U.S. National Restaurant Chain sales increased $464,000, or 82.1%, to $1,029,000 from $565,000 in the third quarter of fiscal 2005. The increase in sales of $464,000 is due to increased sales to existing customers, as well as newly established customers during the third quarter of fiscal 2006. The Company is continuing to pursue its role as a supplier for national restaurant chains who consider the Company’s product quality and ease of use an attractive alternative for providing new and promotional menu items.
France Sales
Cuisine Solutions France sales during the third quarter of fiscal 2006 and 2005 are as follows:

	Q3 Fiscal 2006	Q3 Fiscal 2005	$ Change	%Change
Sales in U.S. Dollars	$5,356,000	$5,242,000	$114,000	2.2%
Sales in Euros	€4,465,000	€4,004,000	€461,000	11.5%
Average exchange rate	0.834	0.764
Cuisine Solutions France’s total sales for the third quarter of fiscal 2006 were $5,356,000, as compared to $5,242,000 for the third quarter of fiscal 2005, an increase of $114,000 or 2.2%. Sales denominated in Euros during the third quarters of fiscal 2006 and 2005 were €4,465,000 and €4,004,000 respectively, an increase of 11.5%. These increases were due primarily to the increase in sales in the On Board Service channel, which resulted from an increase in food items sold to existing customers. The increase in Cuisine Solutions France’s sales denominated in Euros was 9.3% lower than the increase in U.S. Dollars as a result of the appreciation of the U.S. dollars relative to the Euro during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.

Cuisine Solutions France’s sales during the third quarter of fiscal 2006 and 2005 by sales channel were as follows:

	Q3 Fiscal 2006	Q3 Fiscal 2005	$ Change	%Change
Food Service	$1,267,000	$1,609,000	$(342,000)	(21.3%)
On Board Services	2,306,000	1,889,000	417,000	22.1%
Retail	1,768,000	1,733,000	35,000	2.0%
Others	15,000	11,000	4,000	36.4%

Total	$5,356,000	$5,242,000	$114,000	2.2%

During the third quarter of fiscal 2006, Food Service sales decreased $342,000, or 21.3%, to $1,267,000, compared to the third quarter of fiscal 2005. The decrease in sales in this channel was primarily attributable to political demonstrations in France that affected the hospitality industry during early February to early April as well as reduced poultry consumption due to initial scares of an avian flu outbreak in Europe.
During the third quarter of fiscal 2006, On Board Services sales grew 22.1% compared to the third quarter of fiscal 2005 as airlines in Europe continued their recovery. In addition, the Company obtained new customers and got more food on menus of existing customers in Europe.
During the third quarter of fiscal 2006, Retail sales increased $35,000 or 2.0%, compared to the third quarter of fiscal 2005. The increase is primarily due to the sales of private label packaged goods to existing and new customers established during the third quarter.
Gross Margin
A comparison of net sales, gross margin and net income from operations for the third quarter of fiscal 2006 and 2005 are as follows:

	Sixteen weeks ended
	Apr. 1, 2006	Apr. 2, 2005	% Change
	(Dollars in thousands)
Net sales	$17,968	$14,355	25.2%
Gross margin	$4,564	$3,802	20.0%
Gross margin percentage	25.4%	26.5%
Income from continuing operations	$659	$511	29.0%
Net income	$659	$511	29.0%
During the third quarter of fiscal 2006, gross margin increased 20.0%, or $762,000, compared to the third quarter of fiscal 2005, due primarily to significantly higher sales. The Company has strategically built new sales channels over the past few years to include Military and Retail accounts and meals for passenger rail lines.
For the third quarter of fiscal 2006, gross margin as a percentage of sales in the U.S. slightly decreased from 28.9% to 28.8%, due primarily to an increase in delivery and utility cost as a result of increasing oil prices in this quarter as compared to the same quarter last year. The gross margin in France decreased from 22.3% for the third quarter of fiscal 2005 to 17.4% for the third quarter of fiscal 2006, primarily due to the increase in distribution costs as the result of the rising fuel cost globally and the unpredicted decrease in demand during the social unrest in France as well as a big drop in food service demand in poultry products due to the scare of a possible outbreak of avian flu in Europe.
Selling and Administrative Expenses
A comparison of selling and administrative costs for the third quarter of fiscal 2006 and 2005 by geographic location is as follows:

	Q3 Fiscal 2006	Q3 Fiscal 2005	$ Change	%Change
US	$2,914,000	$2,187,000	$727,000	33.2%
France	829,000	890,000	(61,000)	(6.9%)

Total SG&A Expense	$3,743,000	$3,077,000	$666,000	21.6%

Selling and administrative expenses increased $666,000, or 21.6%, in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. Increases in such expenses over the prior year are mainly the result of hiring additional sales and supporting personnel. The selling and marketing related expenses also increased due to higher sales activities. Selling and administrative expenses as a percentage of sales decreased to 20.8% in the third quarter of fiscal 2006, compared to 21.4% in the same quarter of fiscal 2005. Selling and administrative expense as a percentage of sales in the U.S. decreased from 24.0% in the third quarter of fiscal 2005 to 23.1% in the third quarter of fiscal 2006. Selling and administrative expense in France as a percentage of sales decreased from 17.0% in the third quarter of fiscal 2005 to 15.5% in the third quarter of fiscal 2006 due primarily to the decrease of direct selling and general administrative expenses.
Depreciation and Amortization
For the third quarter of fiscal 2006, depreciation and amortization expense increased by $20,000, compared to the third quarter of fiscal 2005, to $251,000 as a result of an increased amount of machinery and equipment deployed in fiscal 2006 to meet the production requirements from the sales increase. The portions of depreciation and amortization expense that are included in the cost of goods sold are $127,000 and $73,000 in the third quarter of fiscal 2006 and 2005, respectively.
Non-operating Income and Expense from Continuing Operations
For the third quarter of fiscal 2006, non-operating expense decreased to $32,000 from $56,000 compared to the third quarter of fiscal 2005, due primarily to a $20,000 decrease in other expense in fiscal 2006, and an $18,000 decline in interest expense relating to borrowings in the U.S. and France, partially offset by a $14,000 decrease in investment interest income for the third quarter of fiscal 2006.
Provision for Taxes
No provision for income taxes was recorded in the U.S. during the third quarter of fiscal 2006 given the Company’s history of losses. Management will continue to evaluate the Company’s ability to benefit from its deferred tax assets and make adjustments as necessary to the valuation allowance. The Company had a provision of $6,000 for French minimum tax liability in the third quarter of fiscal year 2006.

Comparison of the forty weeks ended April 1, 2006 to the forty weeks ended April 2, 2005
Revenue for the first three quarters of fiscal 2006 increased $15,194,000 from $34,120,000 to $49,314,000, a 44.5% increase compared to the first three quarters of fiscal 2005, due to stronger sales in all sales channels. In the United States, U.S. Military sales rose by 195.2%, due to the increased demand from the U.S. Army. For the first three quarters of fiscal 2006, Retail sales grew 56.6% as a result of increased sales to existing customers in both deli and company branded packaged goods. National Restaurant Chain (NRC) / New Business sales increased 68.3%, primarily due to increased effort on promoting NRC business. For the first three quarters of fiscal 2006, On Board Services in France rose 78.4% primarily due to new airline customers in Europe and the placement of additional items on existing first and business class menus.
For the first three quarters of fiscal 2006, the Company reported net income from continuing operations of $2,968,000, compared to $1,323,000 for the first three quarters of fiscal 2005. The 124.3% increase in net income from continuing operations was primarily due to a 44.5% increase in sales and a 46.4% increase in gross margin, as a result of the higher sales and the corresponding production and procurement efficiencies achieved.
Net Sales
For the first three quarters of fiscal 2006, revenue was $49,314,000, an increase of 44.5% compared to the first three quarters of fiscal 2005 revenue of $34,120,000. For the first three quarters of fiscal 2006, U.S. and France sales grew 55.4% and 23.8%, respectively, compared to the first three quarters of fiscal 2005. Information as to the Company’s sales by geographic location is as follows:

	YTD Fiscal 2006	YTD Fiscal 2005	$ Change	%Change
US	$34,770,000	$22,371,000	$12,399,000	55.4%
France	14,544,000	11,749,000	2,795,000	23.8%

Total Net Sales	$49,314,000	$34,120,000	$15,194,000	44.5%

Net sales for the first three quarters of fiscal 2006 and 2005 by sales channel are as follows:

	YTD Fiscal 2006	YTD Fiscal 2005	$ Change	%Change
Food Service	$9,719,000	$8,511,000	$1,208,000	14.2%
On Board Services	12,750,000	12,116,000	634,000	5.2%
Retail	12,628,000	8,062,000	4,566,000	56.6%
Military	11,808,000	4,000,000	7,808,000	195.2%
National Restaurant Chain / New Business	2,409,000	1,431,000	978,000	68.3%

Total	$49,314,000	$34,120,000	$15,194,000	44.5%

Sales increased in all five Cuisine Solutions sales channels for the first three quarters of fiscal 2006, as compared to the first three quarters of fiscal 2005. These increases were due to increases in sales to Military of $7,808,000, or 195.2%, Food Services of $1,208,000, or 14.2%, Retail of $4,566,000, or 56.6%, National Restaurant Chain of $978,000, or 68.3%, and On Board Services of $634,000, or 5.2%, and greater consumer awareness and demand for high quality, fully cooked products in most of the channels.
U.S. Sales
Cuisine Solutions U.S. sales during the first three quarters of fiscal 2006 and 2005 by sales channel are as follows:

	YTD Fiscal 2006	YTD Fiscal 2005	$ Change	%Change
Food Service	$6,201,000	$4,585,000	$1,616,000	35.2%
On Board Services	6,238,000	8,466,000	(2,228,000)	(26.3%)
Retail	8,158,000	3,941,000	4,217,000	107.0%
Military	11,808,000	4,000,000	7,808,000	195.2%
National Restaurant Chain	2,365,000	1,379,000	986,000	71.5%

Total	$34,770,000	$22,371,000	$12,399,000	55.4%

For the first three quarters of fiscal 2006, U.S. sales increased $12,399,000 to $34,770,000, a 55.4% increase from the U.S. sales for the first three quarters of fiscal 2005 of $22,371,000.
For the first three quarters of fiscal 2006, U.S. Food Service sales increased $1,616,000, or 35.2%, to $6,201,000 as compared to sales for the first three quarters of fiscal 2005 of $4,585,000. The increase in this period was due primarily to increased sales to hotels and conventions centers for special events.
For the first three quarters of fiscal 2006, U.S. On Board Services sales totaled $6,238,000 compared to sales for the first three quarters of fiscal 2005 of $8,466,000, a decrease of $2,228,000 or 26.3%. The first three quarters sales decrease is due primarily to reduction of service related to the weakening financial situation of several U.S. airlines, as well as reduced service on the passenger rail system primarily due to mechanical problems, budgetary constraints, and natural disasters.
For the first three quarters of fiscal 2006, U.S. Retail sales increased $4,217,000, or 107.0%, to $8,158,000, compared to sales for the first three quarters of fiscal 2005 of $3,941,000. The increase is due primarily to the increase in sales as a result of a special coupon program with one of the customers during the second quarter and also increase in sales to new and existing accounts during the first three quarters of fiscal 2006.
For the first three quarters of fiscal 2006, U.S. Military sales increased $7,808,000, or 195.2%, to $11,808,000, compared to the sales for the first three quarter of fiscal 2005 of $4,000,000. The increase is primarily due to the increased demand from the U.S. Army. The Company began delivering items for the Army Field Rations program called the Unitized Group Rations A (UGRA) menu in October 2004 and the Concept of Operations (CONOPS) menus in the second quarter of fiscal 2005. Much of this food is supplied to locations such as Iraq and Afghanistan.
For the first three quarters of fiscal 2006, U.S. National Restaurant Chain sales increased $986,000, or 71.5%, to $2,365,000, compared to the sales for the first three quarters of fiscal 2005 of $1,379,000. The increase in sales of $986,000 is due to increased sales to existing customers, as well as newly established customers during fiscal 2006. The Company is continuing to pursue its role as a supplier for national restaurant chains who consider the Company’s product quality and ease of use an attractive alternative for providing new and promotional menu items.
France Sales
Cuisine Solutions France’s total sales for the first three quarters of fiscal 2006 and 2005 and respective exchange rates are as follows:

	YTD Fiscal 2006	YTD Fiscal 2005	$ Change	%Change
Sales in U.S. Dollars	$14,544,000	$11,749,000	$2,795,000	23.8%
Sales in Euros	€12,082,000	€9,219,000	€2,863,000	31.1%
Average exchange rate	0.831	0.785
Cuisine Solutions France’s total sales for the first three quarters of fiscal 2006 in U.S. Dollars were $14,544,000, as compared to sales of $11,749,000 for the first three quarters of fiscal 2005, an increase of $2,795,000, or 23.8%. Sales in Euros during the same period were €12,082,000 versus €9,219,000, respectively, an increase of 31.1%. The increase was due to the increase in both On Board Services and Food Service channels, which resulted from domestic demand and aggressive sales efforts to existing accounts and acquiring new customers.
Cuisine Solutions France’s sales for the first three quarters of fiscal years 2006 and 2005 by sales channel were as follows:

	YTD Fiscal 2006	YTD Fiscal 2005	$ Change	%Change
Food Service	$3,518,000	$3,926,000	$(408,000)	(10.4%)
On Board Services	6,512,000	3,650,000	2,862,000	78.4%
Retail	4,470,000	4,121,000	349,000	8.5%
Others	44,000	52,000	(8,000)	(15.4%)

Total	$14,544,000	$11,749,000	$2,795,000	23.8%

Food Service sales for the first three quarters of fiscal 2006 decreased $408,000, or 10.4%, to $3,518,000 compared to sales of the first three quarters of fiscal 2005 of $3,926,000. The decrease in sales in this channel was primarily attributable to political demonstrations in France that affected the hospitality industry during early February to early April as well as reduced poultry consumption due to initial scares of an avian flu outbreak in Europe during the third quarter of fiscal 2006.
On Board Services sales grew 78.4% to $6,512,000 for the first three quarters in fiscal 2006 compared to the first three quarters of fiscal 2005 as airlines in Europe continued their recovery. In addition, the Company obtained a new customer and got more food on menus with existing customers in Europe.
Retail sales increased $349,000, or 8.5%, in the first three quarters of fiscal 2006 to $4,470,000, compared to same period of the fiscal 2005 of $4,121,000, due primarily to new private label items introduced to new and existing established customers.
Gross Margin
A comparison of net sales, gross margin and net income from operations follows:

	Forty weeks ended
	Apr. 1, 2006	Apr. 2, 2005	% Change
	(Dollars in thousands)
Net sales	$49,314	$34,120	44.5%
Gross margin	$12,924	$8,828	46.4%
Gross margin percentage	26.2%	25.9%
Income from continuing operations	$2,968	$1,323	124.3%
Net income	$2,968	$1,266	134.4%
Gross margin increased 46.4%, $4,096,000, compared to the first three quarters fiscal 2005, due primarily to significantly higher sales and production efficiencies. The Company has strategically built new sales channels over the past few years to include Military, National Restaurant Chain and Retail, which are primarily responsible for the increased gross margin.
For the first three quarters of 2006, gross margin as a percentage of sales in the U.S. remained at the same level of 28.2%. The gross margin as a percentage of net sales in France decreased slightly from 21.4% to 21.1% primarily due to increased distribution costs as a result of rising worldwide fuel costs.
Selling and Administrative Expenses
A comparison of selling and administrative costs for the first three quarters of fiscal 2006 and 2005 by geographic location is as follows:

	YTD Fiscal 2006	YTD Fiscal 2005	$ Change	%Change
USA	$7,193,000	$5,206,000	$1,987,000	38.2%
France	2,298,000	1,814,000	484,000	26.7%

Total SG&A Expense	$9,491,000	$7,020,000	$2,471,000	35.2%

For the first three quarters of fiscal 2006, selling and administrative expenses increased $2,471,000, or 35.2%, to $9,491,000, compared to the first three quarters of fiscal 2005 of $7,020,000. The increase in such expenses over the prior year is primarily the result of hiring additional sales and administrative personnel to support the increase in sales volume. The selling and marketing related expenses also increased due to higher sales activities. The Company also recognized $265,000 of non-cash compensation expenses in the first three quarters of fiscal 2006 as a result of the revised accounting rules for share-based compensation, which require the Company to recognize a non-cash charge as a result of the grant of equity compensation. Selling and administrative expenses as a percentage of sales decreased to 19.2% in the first three quarters of fiscal 2006 compared to 20.6% in the first three quarters of fiscal 2005 as a result of management’s continuing effort in monitoring such costs to ensure that they are aligned with expected business volume.

Depreciation and Amortization
During the first three quarters of fiscal 2006, depreciation and amortization expense increased by $65,000, compared to the first three quarters of fiscal 2005 of $652,000. The increase was a result of an increased amount of machinery and equipment deployed in fiscal 2006 to meet the production requirements from the sales increases. The portions of depreciation and amortization expense that are included in the cost of goods sold are $284,000 and $217,000 for the first three quarters of fiscal 2006 and 2005, respectively.
Non-operating Income and Expense from Continuing Operations
The non-operating expense from the continuing operations decreased by $32,000 to $83,000 for the first three quarters of fiscal 2006 from $115,000 for the first three quarters of fiscal 2005. The decrease is due to a decrease in other expense of $27,000 and a decrease in interest expense of $13,000 relating to the outstanding borrowings in the U.S. and France, partially offset by a decrease in investment income of $8,000. Other expense for the first three quarters of fiscal 2006 includes a foreign exchange loss of $18,000.
Provision for Taxes
No provision for income taxes was recorded in the U.S. during the first three quarters of fiscal 2006 given the Company’s history of losses. Management will continue to evaluate the Company’s ability to benefit from its deferred tax assets and make adjustments as necessary to the valuation allowance. The Company had a provision of $14,000 for French minimum tax liability for the first three quarters of fiscal year 2006.
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
In an effort to increase diversification to lower the impact of various economic events, management continues to focus its efforts to diversify sales in order to attain an even mix between sales channels. During the first three quarters of fiscal 2006, the sales to the On Board Services channel, primarily airline and railroad accounts, were 25.9% of total revenues. Sales to the Food Service channel were 19.7%, primarily to hotels, convention centers, and other banquets, and 25.6% of sales were generated from the Retail channel in deli and packaged frozen food. Military sales, to both the U.S. Army and Navy, accounted for 23.9% of the total sales during the first three quarters of fiscal 2006. Management has also placed increased focus on the National Restaurant Chains (4.9%) in the U.S.
Liquidity and Capital Resources
At April 1, 2006, the Company’s cash and cash equivalents were $501,000, compared with $2,171,000 at June 25, 2005. The decrease is primarily the result of debt reduction and an increase in capital expenditures, partially offset by cash provided by operations. Additionally, the Company held long term investments of $610,000 and $1,090,000 at April 1, 2006 and June 25, 2005, respectively. There were no restrictions on cash balances at April 1, 2006.
Net cash provided by operations was $1,372,000 for the first three quarters of fiscal 2006, compared to cash used in operation of $1,602,000 for the same period in fiscal 2005. In the first three quarters of fiscal 2006, the Company experienced increases of $1,744,000 and $2,212,000 in its accounts receivable and inventory, respectively, to accommodate its increased business from all sales channels. Increases in accounts payable and accrued payroll and related expenses provided $810,000 and $452,000, respectively, of cash during the first three quarters of fiscal 2006 due mainly to the increased demand for raw material and the higher level of production.

Net cash used in investing activities was $1,737,000 for the first three quarters of fiscal 2006, largely due to the investment in new production equipment in the amount of $2,193,000. Net cash used in financing activities was $1,328,000, consisting primarily of payments on debts from discontinued operations in the amount of $1,031,000. At April 1, 2006, the Company had outstanding borrowings of $2,594,000, bearing interest at rates ranging from 2.8% to 8.25%.
In October 2002, Cuisine Solutions France entered into a ten-year term loan to finance the acquisition of land and a building to be used as a distribution plant in the amount of €190,000 or $217,000. This loan bears interest of 5.7% annually and is due in October 2012. The current portion of this loan is €18,000 (or $21,000) and the outstanding principal totaled €137,000 (or $167,000) at April 1, 2006.
In March 2003, Cuisine Solutions France entered into a five-year term loan to further expand the facility. This loan bears interest of 3.3% and the outstanding principal totaled €132,000 (or $160,000) at April 1, 2006, with a current portion of €57,000 (or $70,000).
In June 2004, Cuisine Solutions France entered into a four-year term loan to finance its new computer server and packaging line equipment in the amount of €57,000 (or $69,000). The loan bears interest of 4.0% and the total outstanding principal was €33,000 (or $40,000) at April 1, 2006, with a current portion of €14,000 (or $17,000).
In June 2005, Cuisine Solutions France entered into a five-year term loan to finance its renovation of office and purchasing new office furniture in the amount of €64,000 (or $77,000). This loan bears interest of 3.3% annually and is due in June 2010. The outstanding principal of this loan is €55,000 (or $67,000) as of April 1, 2006, with a current portion of €12,000 (or $15,000).
In November 2005, Cuisine Solutions France entered into a seven-year term loan to further expand its facility in the amount of €285,000 or $335,000. This loan bears interest of 2.8% annually and is due in November 2012. The outstanding principal of this loan is €273,000 (or $331,000) as of April 1, 2006, and the current portion is €38,000 (or $46,000).
In February 2004 and September 2004, the Company entered into two separate 48-month capital lease agreements in the amount of $33,000 to provide vehicles for two of the Company’s key managers. At April 1, 2006, the commitments under these two capital leases have a total outstanding balance of $20,000 with current portions of $8,000.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line-of-credit to finance its working capital requirements in the U.S. The line-of-credit is secured by the Company’s U.S. accounts receivable and inventory and further guaranteed by Food Investors Corporation (“FIC”) and secured by real estate owned by FIC. On December 23, 2005, the maximum borrowing amount of this line-of-credit was increased to $5,000,000 and the maturity date was extended to September 1, 2006.This line-of-credit bears an interest rate of 0.5% over the prime interest rate, or 8.25% as of April 1, 2006. The outstanding principal balance on the line-of-credit was $1,000,000 as of April 1, 2006.
On March 15, 2005, the Company entered into a five year term loan with the Bank of Charles Town in the amount of $200,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 6.8%, matures on March 15, 2010, and is secured by the equipment. As of April 1, 2006, the outstanding principal amount of the term loan was $165,000 with a current portion of $37,000.
On November 9, 2005, the Company entered into a five year term loan with BB&T Bank in the amount of $680,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 7.3%, matures on November 5, 2010, and is secured by the equipment. As of April 1, 2006, the outstanding principal amount of the loan was $632,000 with a current portion of $110,000.

FUTURE PROSPECTS
The Company is working toward and believes that it can be the leader in a new category of premium, fully cooked, frozen food. The Company anticipates solid overall growth in sales in the U.S. and France during the remainder of fiscal 2006. Relatively equal efforts will be made to grow all channels in both the U.S. and France to minimize the impact of any potential disruption in any one channel in any geographic location. An example of a disruption was seen in the On Board Services channel in the U.S. in the second quarter of fiscal 2006 because of natural disasters and increased financial difficulties in much of the airline and passenger train industries and in France in the third quarter of fiscal 2006 with political demonstrations that disrupted that Food Service channel.
Food Service
In the remainder of fiscal 2006 and 2007, the Company will continue to focus its efforts on large foodservice contractors and event planners rather than sales to individual smaller hotels. Demand for foodservice products in France increased significantly during fiscal 2005.Continued growth is expected for the remainder of fiscal 2006 and 2007 due to the continued customer satisfaction with the quality and variety of products offered by Cuisine Solutions. Customers in the foodservice sales channel place high value on the labor savings, quality, consistency, and food safety associated with Cuisine Solutions products. Management believes these customers place increased value on these characteristics in the current economic and political situation challenging today’s business environment. The Company intends to focus on large corporate accounts and explore new distribution methods during the remainder of fiscal 2006 and in fiscal 2007 to improve its ability to more broadly distribute its products in this channel.
On Board Services
The Company intends to expand its sales efforts in the airline business in fiscal 2006 by continuing to market for new U.S. accounts and by undertaking a continued focus on the European airline market. While there are increased concerns about the financial health of airlines and passenger rails, most customers value the flexible solutions that the Company offers. With the natural disasters and fiscal problems of the first half of fiscal 2006, many flights and routes were temporarily or permanently canceled or modified. It is unclear how quickly, if ever, these services will return. Cuisine Solutions provides food for first and business class service levels which tend to continue to serve quality food to their customers unless routes are canceled.
Retail
The Retail Sales channel was formally created during fiscal 2000 with the objective of penetrating the In-Store Deli category of major North American retailers. The growth in this sales channel is a result of the Company’s plan for targeting large volume opportunities with high quality products. Cuisine Solutions is providing retailers with a heat and serve program that allows supermarkets to upgrade the variety and quality of meals offered. The Company is working with retailers to develop better methodology to execute larger scale roll-outs of the program and has already introduced the idea to some of the largest retailers in the U.S. The Company has also placed premium private label products successfully into the retail industry, which has been experiencing an increase in frozen food sales versus the traditional demand for fresh products. In fiscal 2005, the Company’s retail sales program showed significant growth, particularly with the club retailers for its Cuisine Solutions branded packaged products, and it is beginning to allow the Company to capture certain of the high volume benefits of U.S. retail without incurring significant marketing costs usually required of food suppliers doing business with U.S. retailers. Cuisine Solutions believes that it is also gaining more brand awareness from its premium frozen foods sales. Cuisine Solutions expects to continue to introduce new branded product offerings to the Retail channel during the remainder of fiscal 2006 and in fiscal 2007. The Company’s ultimate goal is to be the leader in the category of premium, fully-cooked, frozen food.
Military
The U.S. Military channel continued to be managed via a broker/distributor for the Navy, adding very little in terms of sales and administrative expenses. Sales in this channel have grown in fiscal 2005 and fiscal 2006 through sales to both the Army and the Navy, but the Company’s goal is to increase product penetration to other parts of the over $7 billion annual U.S. military food budget. Cuisine Solutions items were tested and selected for a 14 entrée rotating menu (UGRA) that started in October 2004. A Cuisine Solutions entrée was also selected for a thirty day cycle menu overseas called the Concept of Operations (CONOPS) menu at the end of fiscal 2005 which has led to greater growth in this channel. This food is primarily to feed U.S. troops overseas and sold via distributors. The Company will continue to seek to have other products added to the current menus and its products included on other U.S. military menus during the remainder of fiscal 2006 and future years. There is no guarantee that the Army will continue to purchase the items from the Company. The military does not give the Company sales forecasts, and therefore, the Company has little visibility into reasons for spikes in sales and ordering patterns, such as the spike in sales experienced in the first quarter of fiscal 2006. The Company cannot anticipate the length of time that U.S. troops will remain in the war zones where the current menus are being used most heavily.
National Restaurant Chains
In the remainder of fiscal 2006 and in fiscal 2007, the Company intends to further pursue its role as a supplier for national restaurant chains that it believes have found that the Company’s products quality and ease of use makes an attractive alternative for providing promotional menu items. The Company experienced significant sales growth in this channel in fiscal 2005 and the first three quarters of fiscal 2006. Although the Company’s products are relatively expensive for many chains, management believes that there is a significant untapped market for its upscale fully cooked products for the same reasons such products are appealing to the hotel and resort restaurants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates, foreign exchange rates and sales and marketing.
Interest Rate Exposure:
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and its debt financing. The Company has not used derivative financial instruments in order to manage its exposure to interest rate fluctuations. The Company places its investments with high quality issuers. A portion of the Company’s debt obligations are at fluctuating interest rates, which change with changes in the market interest rates.
Foreign Currency Risk:
Sales from France constituted 29.5% of the Company’s consolidated sales for the first three quarters of fiscal 2006. The majority of the Company’s sales are denominated in U.S. dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The functional currency in France is the Euro. Fluctuation in the U.S. dollar/Euro exchange rate impacts the translation of the income statements of the Company’s French operations into U.S. dollars and affects year-over-year comparability of the Company’s operating results. Sales that are subject to these foreign currency fluctuations are approximately 29.5% of the Company’s sales. As a result of the recent appreciation in the value of the U.S. dollar against the Euro, French sales were lower by 7.3% for the third quarter of fiscal 2006, 9.3% for the second quarter of fiscal 2006 and 4.8% for the first quarter of fiscal 2006 in U.S. Dollars as opposed to denomination in Euro. The net assets of the Company’s foreign subsidiaries constitute approximately 35.3% of the Company’s consolidated net assets and fluctuations in the U.S. dollar/Euro exchange rate similarly impact the translation of the value of these assets into U.S. dollars. The Company does not enter into hedging transactions to mitigate exposure to exchange rate fluctuations as the Company currently does not believe that this is justified by the potential exposure of the costs associated with derivative securities. Information about the Company’s foreign currency translation policy is set forth in Note 1 to the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q.
Sales and Marketing Risks:
The future performance of the Company will depend on a number of factors. One is the continued recovery of the travel industry, and specifically the airlines, which have been a major source of the Company’s revenue and focus of the Company’s formal business strategy. The other factors involve the introduction and roll-out of new product lines into the Retail, National Restaurant Chains and the Military sales channels. Although the Company believes that the economic situation being experienced by major U.S. airlines is not permanent, management cannot forecast the length and total impact on the Company of the current economic cycle. The Company intends to position itself to provide maximum value to its airline partners during this difficult period and remain prepared to resume further business growth in this channel when the industry recovers. The Company’s management has placed additional focus on the opportunities available in the retail sector and the other channels and the Company’s success rate in these channels will be contingent upon market acceptance of the product line, price points and execution of the Company’s marketing strategy. In addition, the products sold to the Army in the military channel are for feeding U.S. troops overseas. If the troops return home in significant numbers, the current sales to the Army will likely decrease and could decrease materially. Regardless of the level of deployment of U.S. troops, there is no assurance that the Army will continue to buy our products. The Company is also preparing for the potential of an avian flu outbreak in both Europe and the U.S. The Company has already sent letters to its customers explaining that its poultry products are cooked at a temperature that would destroy the virus if it existed, and also explaining to them all the alternative proteins to poultry that the Company already prepares that can be used for quick substitutions to their existing menus. Nevertheless, there can be no guarantee that concerns over avian flu will not materially adversely impact our sale and earnings.

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
There have been no changes in the Company’s internal control over financial reporting that occurred during the third fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (2)

3.3	By-laws. (3)

10.61	Loan Contract dated April 19, 2006 with Credit Industriel de Normandie. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibit 3-A of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(2)	Incorporated by reference to exhibit 3-A of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(3)	Incorporated by reference to exhibit 3-B of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(4)	Incorporated by reference to exhibit 10.61 of the Registrant’s Form 8-K filed with the Commission on April 25, 2006.

     SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.

Date: May 11, 2006	By:	/s/Stanislas Vilgrain

Stanislas Vilgrain
Chief Executive Officer

	By:	/s/Y. Tristan Kuo

Y. Tristan Kuo
Chief Financial Officer, Treasurer and
Corporate Secretary