Form 10-K
period 2006-06-24
CUISINE SOLUTIONS INC
filed 2006-09-22
CIK 737602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: June 24, 2006

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
None
(TITLE CLASS)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 9, 2005 as reported on the American Stock Exchange, was approximately $44,800,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of September 15, 2006, there were 16,439,191 shares outstanding of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I
Item 1.	Business	page 3
Item 1A.	Risk Factors	page 9
Item 2.	Properties	page 12
Item 3.	Legal Proceedings	page 12
Item 4.	Submission of Matters to a Vote of Security Holders	page 12

PART II
Item 5.	Market for The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	page 13
Item 6.	Selected Financial Data	page 14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	page 14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	page 23
Item 8.	Financial Statements and Supplementary Data	page 23
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	page 23
Item 9A.	Controls and Procedures	page 23
Item 9B.	Other Information	page 23

PART III
Item 10.	Directors and Executive Officers of the Registrant	page 24
Item 11.	Executive Compensation	page 24
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	page 24
Item 13.	Certain Relationships and Related Transactions	page 24
Item 14.	Principal Accountant Fees and Services	page 24

PART IV
Item 15.	Exhibits and Financial Statement Schedules	page 25

SIGNATURES
EX-14.1:	Code of Ethics	page 48
EX-21.1:	Subsidiaries of the Registrant	page 50
EX-23.1:	Consent of Independent Registered Public Accounting Firm	page 51
EX-23.2:	Consent of Independent Registered Public Accounting Firm	page 52
EX-31.1:	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	page 53
EX-31.2:	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002	page 54
EX-32.1:	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	page 55

PART I
ITEM 1. BUSINESS
Unless the context otherwise requires, when used in this report, the terms “Cuisine Solutions,” “the Company,” “we” and “us” refer to Cuisine Solutions, Inc. and its wholly-owned subsidiaries, “Cuisine Solutions France” refers to the Company’s wholly-owned subsidiary Cuisine Solutions France, S.A., and “Cuisine Solutions Chile” refers to Cuisine Solutions Chile, S.A., a corporation in which the Company owns a minority interest.
GENERAL
Cuisine Solutions produces and markets prepared foods to the Foodservice Industry utilizing sales channels such as airlines, passenger trains, harbor cruise lines, hotel banquets, retail, retail in-store delis and frozen food, military and national restaurant chains. Cuisine Solutions develops and sells upscale, fully cooked frozen food and has been providing high quality entrees to the Foodservice market for over fifteen years. We believe that the Company is recognized in the market place as having the highest quality frozen food product line in the world. Our motto is: exceptional food for exceptional events with ultimate convenience at a good value.
Cuisine Solutions’ unique use of sous-vide processing allows us to produce high quality entrees and sauces for use in first class and business class meal service, hotel banquets, retail frozen foods and prepared products for retail in-store delis, military and national restaurant chains.
Cuisine Solutions began pursuing its current strategy in 1988 when management recognized the growing trend and future demand for high quality prepared foods at value prices. In addition to quality, management also saw the growing need for prepared foods that reduced the use of chemical preservatives to enhance flavor and shelf life.
The special cooking process involved in the preparation of our products, known as sous-vide, uses chef developed recipes and only the finest quality ingredients. The cooking process involves slowly cooking the products for a longer period of time than most food companies and at lower cooking temperatures. This special process is a culmination of culinary art and food science in that it requires precise controls of the cooking process, and each particular control is applied to each individual recipe. This process involved a decade of research and development to produce the wide range of high quality products currently offered by Cuisine Solutions. This entire process is managed through computerized cooking equipment under the supervision of culinary professionals.
Today’s consumer trends are moving heavily towards fast food and convenience. As a result, culinary quality and nutrition have suffered. Other trends in the market places include an increased demand for high quality, unique ethnic recipes and diet recipes such as low carbohydrate products.
The Cuisine Solutions center of the plate proteins, sauces, pasta, and rice products enable foodservice providers requiring exceptional quality to purchase fully cooked, high quality products from us as an alternative to preparing products from scratch. Our products also enable foodservice providers to provide a wide range of products and eliminate the need for raw materials and logistics, especially for last minute events. Our products help reduce the labor required to prepare food products, increase food safety by reducing manual product handling, reduce yield losses, and provide consistent portion sizes.
In addition to the above benefits, Cuisine Solutions’ products do not require additional preservatives normally found in prepared foods due to our unique cooking process. Our management believes that this makes Cuisine Solutions’ products especially attractive to foodservice establishments, national restaurant chains, retailers of frozen and in-store deli prepared foods, and health care facilities, as well as large upscale event caterers.
Supported by what we believe to be the best and most experienced technical team in this cooking technology and enhanced by the collaboration of some of the best culinary chefs in the industry, Cuisine Solutions provides unique value to the market place with its quality consistent products. We offer the struggling, overworked, understaffed foodservice operators expanded menu lines, labor savings, flexibility, serving time reduction, reduced yield losses and increased food safety.
The Company has positioned itself as a high quality provider of prepared foods, with unique product capabilities at competitive market prices with three operating production facilities; two in Europe and one in the U.S.
Cuisine Solutions U.S.:
Cuisine Solutions operated a 48,000 square feet manufacturing facility located in Alexandria, Virginia for fiscal year 2006 and subsequently leased another 18,000 square feet of manufacturing space at the same location, resulting in total U.S. manufacturing space of 66,000 square feet. The facility is U.S. Department of Agriculture (“USDA”) and Hazard Critical Control Point (“HACCP”) certified, and has the ability to produce the complete range of Cuisine Solutions products including a high volume enrobed pasta line. The food is produced primarily for sale and consumption nationwide in the U.S., but it is also exported throughout the world.

Cuisine Solutions France:
Acquired by Cuisine Solutions in 1999, Cuisine Solutions France is located just west of Paris in Louviers, France. This 15,000 square foot HACCP certified facility produces a full range of traditional French recipes for the European foodservice market as well as the French retail market. The Company owned facility can produce all of our current products and has retail packaging capabilities. In May 2006, the Company purchased a new production facility in Le Pertre, France with approximately 46,000 square feet of manufacturing space. Cuisine Solutions France is the training area for many Cuisine Solutions Operations Managers since the facility has the most collective experience using the sous-vide process, and adheres to strict culinary discipline, a culture that is passed on to all of our facilities. The food is produced primarily for sale and consumption in France and Europe, but it is also exported internationally.
Cuisine Solutions Chile:
The Company is a minority stockholder in Cuisine Solutions Chile, S.A. which operates a 45,000 square feet production facility in Puerto Montt, Chile. The purpose of the facility is to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the Global Retail and Foodservice markets. In 2004, Cuisine Solutions and Cuisine Solutions Chile entered into an agreement whereby Cuisine Solutions Chile agreed to market certain sous-vide products of Cuisine Solutions and a commercial agreement regarding the purchase of certain raw materials from Cuisine Solutions Chile was signed in fiscal year 2004. The plant began operations in August 2004.
Cuisine Solutions currently distributes products through the following sales channels:
•	On Board Services: Airlines, railroad and cruise lines;

•	Foodservice: Hotel banquets, convention centers, sport stadiums and other special events such as the Olympics;

•	Retail: Supermarket in-store deli, premium frozen packaged foods;

•	Military: Naval carriers, Army field feeding, and military dining halls and clubs; and

•	National Restaurant Chains: Upscale multi-unit restaurants.
On Board Services
The On Board Services (“OBS”) channel includes customers that provide transportation and meal services to the general public. With chef-created high quality fully cooked pasteurized products and the flexibility to make changes quickly and easily, we believe that we have become the preferred supplier to the world’s top airlines for their business and first class services. Airlines and On Board Service caterers also recognize the value of Cuisine Solutions’ international presence, which allows them to design high-class menus for the U.S., European, and South American markets. The ability to create high quality meals in these three markets (including through its relationship in Cuisine Solutions Chile) provides Cuisine Solutions a strong competitive edge in the development of standardized quality meals for both U.S. and non-U.S. airlines with flights departing from South America and Europe. The Company is now working with most U.S. carriers and developing commercial relations with large European and South American airlines and caterers. We believe that we are also the supplier of choice for national railroad companies in the U.S. and France. Focused effort and services towards this market has allowed Cuisine Solutions to increase its market share. The OBS channel experienced consistent growth until the negative impact of the September 11, 2001 terrorist attacks in the U.S. resulted in extremely limited business travel during the subsequent months, which had been a major source of Cuisine Solutions sales revenue via sales to the airlines and the hotel banquet industries. Although, the airline industry continues to experience financial troubles and there are rumors of several potential bankruptcy filings, the number of passengers traveling has been increasing and there are signs of recovery in Europe whereas demands for Cuisine Solutions’ products in this channel is increasing. We believe that Cuisine Solutions’ reputation for high quality products and services along with its international presence has allowed the Company to rebound in this channel as passenger travel has increased. Cuisine Solutions will continue to seek to strengthen its business relationships with the major U.S. airlines and passenger rail lines by providing continued value, service and flexible solutions depending upon the level of demand in the industry.
Foodservice
The Foodservice sales channel serves products to hotel banquets, hotel restaurants, sports stadiums, large special event caterers, casinos, country clubs, and restaurants. Our products are attractive to foodservice operators, who are often under-staffed and over-worked, as it improves both their revenue capability and their meal costs. Cuisine Solutions’ products and menu services enhance and enlarge food operators’ menu offerings, increase their table rotation through faster delivery of meals, and improve the quality, safety and consistency of their menu offerings, which in turn improve revenue capability for restaurant operators. Cuisine Solutions’ products facilitate the offerings of special menu and promotions programs, which result in higher customer headcount and a higher average check per customer. Our products and technical services also help food operators in reducing their meal cost, labor cost, yield losses, and lower utility and equipment usage. Cuisine Solutions’ products also offer a unique method of controlling portion costs and recipe execution. The use of pre-prepared entrees like Cuisine Solutions’ products can also lead to additional savings in kitchen space, equipment requirements, capital investment and leasehold improvement costs.

There are many prepared foodservice manufacturers in the industry, but most of them can be classified as large processors with mass production and generally lower quality. These providers typically operate large, heavily capitalized facilities, providing very little flexibility, variety and responsiveness to the changing demands of the foodservice market. In contrast, smaller manufacturers can provide more flexibility and variety, but they are generally limited in capacity, and relatively few have the ability to capture global expansion opportunities. Cuisine Solutions’ indirect competitors do not utilize sous-vide technology, as it involves significant research and development in addition to specialized equipment and equipment knowledge.
In fiscal 2006, Cuisine Solutions achieved continued penetration into key national accounts, banquet centers and casinos. Many new Cuisine Solutions’ items are now on large hotel chains, resorts, casinos, and banquet menus. In fiscal 2006, we continued to focus on national accounts and to improve our distribution methods to ensure that requested products are available throughout the U.S. and Europe. Customers in the Foodservice sales channel place a high value on the labor savings, exceptional quality, consistency and food safety associated with our products. Management believes that the importance of these qualities is even greater in the current economic and political situation challenging today’s business environment.
Retail
Cuisine Solutions entered the retail sales channel upon completion of the acquisition of its French subsidiary, Cuisine Solutions France, in October 1999. Cuisine Solutions has been penetrating the French and the U.S. retail markets in the packaged, premium branded and private label category. French consumers are particularly demanding in the area of food quality. Cuisine Solutions France had experienced annual sales growth since 1999 in the retail channel until fiscal 2005, when management decided to discontinue certain lower margin private label products. Cuisine Solutions France experienced some growth in retail in fiscal year 2006 as management carefully monitored margins. Cuisine Solutions believes that it offers exceptional quality, consistency, cost reduction opportunities and higher food safety levels, as well as the culinary expertise to help the retailer enhance product selections and seasonal varieties. Additional retail objectives for France in fiscal year 2007 includes exploring opportunities for introducing more Cuisine Solutions branded items to retailers in France.
In the U.S. retail channel, Cuisine Solutions has concentrated its marketing efforts in introducing its product line to upscale U.S. retailers who the Company believes could benefit from the exceptional quality, convenience, consistency, cost and safety benefits provided to its Foodservice customers. In fiscal 2006, the Company’s continued efforts translated into growth in the U.S. retail channel as demand increased for high quality, value priced items that are simple to prepare. Retail brand awareness is growing with the increasing number of products on the shelves of retail club, member-only warehouse and high end, premium retailers. Retail objectives for fiscal year 2007 include further penetration into the U.S. in-store delis of targeted retailers as well as continued planned national roll-outs of premium frozen retail products into the U.S. market.
Military
For many years, Cuisine Solutions has been selling to the U.S. Navy, mainly for supplying aircraft carriers. Since fiscal year 2005, the military channel showed significant growth due to increasing sales to the U.S. Army overseas as the Army has selected Cuisine Solutions’ products for two of its field feeding programs for which sales started in fiscal 2005. There was a significant increase in volume in the first quarter of fiscal year 2006, it is management’s belief that this had to do with purchases at the end of the Government fiscal year. The military often makes additional purchases at the end of their fiscal year when there is money remaining in the budget and less when there is not. Management cannot predict additional end of year purchases for any program in any fiscal year. We believe that there is still growth potential in the field feeding programs from additional Cuisine Solutions items being added to the menus. There are also areas of military sales where we currently have little or no sales penetration, such as the commissary (grocery), base, and club system. We believe that the Cuisine Solutions’ product line is ideal for military to deal with situations that often call for long shelf life, high quality, easy preparation and high levels of food safety.
National Restaurant Chains
National Restaurant Chain (NRC) sales, our least mature sales channel, which represents most of the sales in what was previously referred to as “New Business” for U.S. prior to fiscal 2005, showed strong growth during the fiscal year. Like the Foodservice channel, restaurant chains are constantly struggling to find experienced labor and to reduce costs. Cuisine Solutions has the ability to duplicate a restaurant’s recipes and provide the chain with the consistency that it needs across its operations. Cuisine Solutions also can provide products to fill-out a restaurant chain’s menu. Our products can provide the specials for their seasonal menu, and they can also solve a chain’s smaller kitchen issues with its fully cooked products. Often, a restaurant chain specializes in a certain type of food but desires to offer variety to its customers to whom the chain’s specialty does not appeal to. Cuisine Solutions, with over 150 products, can provide a wide range of products for these chains to choose from. We believe the consumer trend toward upscale casual restaurant chain dining will continue to increase in fiscal year 2007 and that our products are well-suited to meet the market demand.

BACKGROUND
Cuisine Solutions, Inc. was incorporated in the State of Delaware in 1974. Our principal executive office is located at 85 South Bragg Street, Suite 600, Alexandria, VA 22312 and our telephone number at that location is (703) 270-2900.
The Company commenced operations in 1972 as a wholesale producer of French bread for daily delivery to the Washington, D.C. area. The Company expanded its business into new geographic markets throughout the 1970s. In fiscal year 1979, the Company, then known as Vie de France Corporation, began offering its product through Company-owned retail bakeries where the products could be freshly baked throughout the day. During the 1980s, the Company expanded its frozen dough product line and developed processes to facilitate the baking of these products at the point-of-sale. As of May 1994, the Company owned and operated 31 retail units. The Company sold the Bakery Division and the Restaurant Division to Vie de France Bakery Yamazaki, Inc. in 1991 and 1994, respectively, and changed its name to Cuisine Solutions, Inc.
The Company began development of the Culinary Division business in 1987, in conjunction with research previously performed by Nouvelle Carte France, a related French company. As a result of the growth in the application of high quality frozen products in Europe, the Company’s Board of Directors authorized the establishment of the Vie de France Culinary Corporation for the express purpose of the research into and development of high quality frozen products for the U.S. market. This Company was formed in 1987, and was later merged into Vie de France Corporation. In 1989, construction began on a 30,000 square feet plant in Alexandria, Virginia designed to manufacture the Company’s sous-vide product line under the trade name Vie de France Culinary. The Culinary plant began operations in May 1990, and later expanded into a 39,000 square feet building. The Company constructed a manufacturing facility in Norway, and initiated production in August 1994. The primary focus of the Norwegian facility was to supply the Company with all salmon products.
During fiscal years 1991 through 1996, the Culinary Division increased its sales. Revenues grew from zero to over $2 million in fiscal year 1991 and by fiscal year 1996 to $16 million. During fiscal year 1997, the Company restructured its sales organization to develop a focused sales and marketing strategy. The Company embarked on strategic marketing campaigns to educate the market place about the advantages of sous-vide processing and to increase awareness of the existence of the Company and its product line. During this first year of the strategic marketing effort and re-organization, fiscal year 1997 sales declined to about $14 million. In fiscal year 1998 the Company continued its reorganization while sales remained steady at $14 million, and in fiscal year 1999, sales in U.S. increased to over $20 million, an increase of approximately 43%.
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
During fiscal year 2000, sales increased to $35.8 million, an increase of 30.2% over fiscal 1999. Fiscal year 2001 sales remained steady at $36.1 million while fiscal year 2002 sales decreased by 24.1% to $27.4 million due to the economic downturn during fiscal year 2002 precipitated largely by the terrorist attacks in the U.S. on September 11, 2001 and the subsequent negative impact on the travel industry. Fiscal year 2003 sales decreased by 2.9% to $26.6 million, primarily due to the decreased revenue of the Military, the On Board Services and the Foodservice channel in the U.S. During fiscal year 2004 and 2005, the Company had greater than 30% sales growth and in fiscal 2005 the Company returned to being profitable.
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
In fiscal year 2005, the Company obtained a new source of salmon and other white fish raw material from Cuisine Solutions Chile, a company in which Cuisine Solutions has a minority interest, that owns and operates a new sous-vide plant in Chile that opened in August 2004. Cuisine Solutions has exclusive marketing rights in the U.S. and most of Europe for the sous-vide products produced by Cuisine Solutions Chile.

Fiscal year 2006 sales were at $64 million, a 38.6% increase over fiscal year 2005. The Company had positive growth in all five sales channels and believes that the prospects for growth in fiscal year 2007 are positive for all five channels. In May 2006, the Company purchased a new production facility in Le Pertre, France with approximately 46,000 square feet. In June 2006, the Company entered into a new lease agreement with its existing landlord to lease approximately 18,000 additional square feet, at its U.S. plant in Alexandria, Virginia, which expanded the facility from approximately 48,000 square feet to 66,000 square feet.
PRODUCTS
We develop, produce and market chef-created upscale fully cooked, frozen entrees and sauces. The products are exceptional quality items sold at a good value since they can be produced in large volumes. The product line consists of items not usually available to our customers from other sources such as salmon shanks, osso buco, Chilean sea bass, beef wellington, lamb shanks and stuffed pork chops as well as staple items such as plain and stuffed chicken breasts. We also offer a large line of sauces as well as enrobed pasta and rice products. The combination of the unique cooking process, the internal culinary expertise and international distribution has been critical to our strategy to date.
The sous-vide cooking process involves preparing a product with the required ingredients, vacuum sealing the product, and cooking the product under water for precise times at precise temperatures. This precision in time and temperature allows us to produce the exact specification on any protein item produced. The process is controlled by computerized systems, and each item is cooked to exacting specifications every time. The cooking process also provides most protein items an eighteen-month shelf life without the need for any food additives or preservatives. We believe that our products have significant application with health conscience retailers and health care organizations due to the omission of additives in our products.
We package our products in two ways; foodservice packs and retail carton packs. Most foodservice pack products are vacuum-sealed and frozen in either single or multi-serving packaging and then case-packed. Single-pack items provide maximum customer flexibility, while multi-serving packs provide additional efficiency and economy for large-scale preparations. The U.S. and French facilities package retail cartons for the frozen and refrigerated retail sales area for retail supermarkets.
DISTRIBUTION
Most of our sales are frozen products shipped throughout the U.S. and Europe. Cuisine Solutions produces a diversified product mix for Europe and the U.S., while the Company fulfills much of its international distribution of salmon through products produced by Cuisine Solutions Chile. All products are shipped frozen except for some retail sales in France, which are shipped refrigerated. The French retail sales are all final sales, and the retailer bears the risk for any unsold product. The Company maintains one additional third party warehouse for storage in France and four third-party outside warehouses in the U.S. at the end of fiscal year 2006. Most of the warehouses were secured to meet the demands of foodservice customers for short lead times and product availability. We can quickly and easily add or reduce outside warehouses when and where it is deemed necessary.
We sell 100% of our product through our own sales personnel located in either France or the U.S. These sales are either made directly to end-users or to distributors who, in turn, sell our products to end-users. Cuisine Solutions Chile does not maintain its own sales force. Chilean products are sold to either Cuisine Solutions France or the U.S. for resale. U.S. sales are mostly made in the U.S., Canadian and Japanese markets, and French sales are mostly to European markets.
RAW MATERIAL STATUS
Prior to fiscal year 2005, we historically purchased our raw materials at spot market prices except for U.S. poultry, which was and continues to be purchased by agreement. The practice of spot market purchasing and bidding out to suppliers did not allow us to take advantage of annual low prices in certain markets, nor did it allow us to develop strategic partnerships with suppliers. During fiscal year 2005, we engaged in a more strategic approach to procurement and have developed strategic purchasing programs to purchase our raw materials from a number of different suppliers internationally with annual arrangements. These arrangements allow us to take advantage of annual low prices in certain markets and to develop strategic supply chain partnerships. During fiscal year 2006 and 2005, we experienced only small increases and, in certain raw materials, decreases in prices, due in part to the entering into several of these full year agreements with suppliers. Our largest cost is the purchase of raw materials, and therefore, management participated directly in the procurement process in fiscal year 2006 and 2005. In fiscal year 2007, we intend to seek greater cost savings by negotiating with our suppliers for further price reductions due to increased purchasing volumes, and buying at favorable times during the year when certain raw materials are in less demand or the supply is greater.
TRADEMARKS
We believe that our Cuisine Solutions, Inc. trademark is important to our business success. Accordingly, we take steps we believe are necessary to protect these trademarks. For example, during fiscal year 2002, we secured, in Europe and in the U.S., the service trademark “Your Culinary Partner” and “Votre Partenaire Culinaire” which is being used in our international advertising campaign. The Company also has many other trademarks that it believes require protection. In fiscal 2005, we trademarked Salmon Shank™ for our new product. We continually review the trademarks to determine whether there is value in paying the fees associated with maintaining registered trademarks.

CUSTOMER DEPENDENCY
A large portion of our revenue has traditionally come from the supply of our products to travel-related customers. Since fiscal 2004, Cuisine Solutions has made a concerted effort to diversify its sales into retail, national restaurant chains, and the U.S. military channels. Growth in those areas continues to reduce our dependency on the travel industry. In fiscal 2006, some of the Company’s largest customers in terms of sales are companies outside of the travel related industry. Management believes that Cuisine Solutions’ revenue will continue to grow in the non-travel related channels. In particular, management believes that the Company will experience further growth in the military, national restaurant chain and retail channels in fiscal 2007, which will improve our ability to withstand potential future declines in the travel-related channels, such as the declines experienced by the travel industry in the wake of the September 11, 2001 terrorist attacks.
The Foodservice and National Restaurant Chain channels consist of a wide base of hotel banquet, restaurant, and convention centers in a decentralized purchase decision environment and management believes that no single customer in these channels can have a material impact on our total revenues. Retail has a smaller base of customers that create most of the demand for the packaged food lines. Although, the largest of the retail customer’s purchase decisions are also decentralized and so the loss of a single customer should not have a material impact. Our decision to diversify the U.S. military sales to include the Army in fiscal year 2004 was made to both grow the channel and to reduce dependency on the Navy. During fiscal year 2006, Ocean Direct, a distributor to the U.S. Army represented 13.6% of our total revenue and a Retail customer, Costco, accounted for 12.4% of our total revenue. We did not have sales to any one customer that represented 10% or more of the total business in fiscal year 2005 or fiscal year 2004.
SEASONALITY
The seasonality of the hotel banquet industry of the Foodservice channel demands typically peaks in September through December, and March through June. However, this is no longer a major impact on the Company due to the growing sales of the other four sales channels. We have also experienced seasonal fluctuations in our retail product channel as the demand generally decreases for fully cooked products during summer grilling season. The airline and train industries generally have more passengers traveling in the summer, and therefore, more first and business class meals served. The military may spend liberally toward the end of its fiscal year (September 30), or spend very little depending on whether or not there is money remaining in its fiscal budget.
COMPETITION
The Company considers itself to be the leader in upscale fully cooked frozen food with its sous-vide product line within the foodservice industry in the U.S. At present, limited competition exists within the U.S. frozen wholesale component of this product line. Other firms exist in France within the retail and refrigerated components of the sous-vide prepared foods. As such, we primarily compete for sales against foodservice providers in the frozen and raw segment, rather than against other upscale frozen or sous-vide suppliers. We offer value-added products, but must offer these products in a price range that makes it economically advantageous for our customers to convert from other methods of food preparation.
We try to develop products that are non-comparable, so we can determine the market price, while we also believe our products can successfully compete with other comparable products in price when product quality, value and convenience are considered. We also offer implementation and menu development services, as well as equipment selections to our customers as another means of building sales. We depend upon our product development, marketing, and menu items as a means of maintaining our leadership position within the sous-vide industry. As of June 24, 2006 and June 25, 2005, our backlog approximated $1,192,000 and $1,651,000, respectively.
RESEARCH & DEVELOPMENT
We spent $505,000, $398,000 and $391,000 in research and development expensed in fiscal years 2006, 2005, and 2004, respectively. We maintain a staff of experienced culinary and food science professionals in order to provide the marketplace with innovative products on a continuous basis. The international staffing in the U.S. and in France provides us with the latest in culinary trends on both sides of the Atlantic. The French facility provides a source of dedicated culinary professionals since the French culinary training is well-known for its dedication to the art of perfection with regard to food preparation.
REGULATIONS
We are subject to various Federal, state and local laws affecting our business, including health, sanitation and safety regulations. The U.S. plant operates under USDA supervision over the handling and labeling of its products. We believe our operations comply in all material respects with applicable laws and regulations. In addition to USDA standards, all subsidiary facilities are HACCP certified.
Our production facilities in France are subject to similar requirements and have met European Community standards and regulations.
EMPLOYEES
We employ approximately 302 people including full-time and part-time workers and corporate staff.

GEOGRAPHIC SALES
Our sales are primarily focused in the U.S. and France with sales in the U.S. representing 69.4%, 64.5% and 61.2% of total sales for fiscal years 2006, 2005 and 2004, respectively, with the remaining sales in France.
EXECUTIVE OFFICERS
The following list and narrative sets forth the name and age of each present executive officer of the Company, all officer positions held by the person with the Company and the year in which the person first became an officer.

Name	Age	Office held with Company	Since
Stanislas Vilgrain	47	Chief Executive Officer	1993
Thomas L. Gregg	42	President	2005
Felipe Hasselmann	37	Chief Operating Officer	2005
Yuyun Tristan Kuo	52	Chief Financial Officer, Treasurer and Corporate Secretary	2005
Gerard Bertholon	46	Corporate Chef and Vice President of Sales	2002
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
Mr. Gregg was appointed President on August 12, 2005. Mr. Gregg was appointed as President, U.S. of Cuisine Solutions, Inc. in January 2004. Mr. Gregg previously ran his own private investment firm, MacGregor Capital LLC from 2002 through 2004. During that period, Mr. Gregg served as an advisor and on the Advisory Board of Cuisine Solutions from January 2003 through 2004. From 1991 through 2001 Mr. Gregg served as Chief Executive Officer of 3-G International, Inc., a network security software company.
Mr. Hasselmann was appointed Chief Operating Officer on August 12, 2005. Mr. Hasselmann was made Chief of Staff of Cuisine Solutions in January 2004. Mr. Hasselmann joined Cuisine Solutions in 2000 as an International Development Director in charge of the Brazilian implementation and business development. Prior to his work at Cuisine Solutions, Mr. Hasselmann was the National Director of Business Development in Brazil of L’Oreal Paris, and he was also responsible for the L’Oreal Latin America Sales Committee Area from 1995 to 2000. From 1992 to 1995, Mr. Hasselmann served as Regional Division Manager of Frito Lay, and he was a Regional Sales Manager of Coca Cola from 1989 to 1992.
Mr. Kuo was named Chief Financial Officer on August 12, 2005. Mr. Kuo previously served as Vice President of Finance since January 2004. The Board appointed Mr. Kuo Corporate Secretary and Treasurer in March 2004. Prior to that, Mr. Kuo was the Company’s Corporate Controller since December 2002. Prior to that, Mr. Kuo served as Vice President of Information Systems of Zinc Corporation of America from 2001 to 2002 and Chief Information Officer and Controller of Wise Metals Group, the largest independent aluminum sheet producer in the U.S., from 1991 to 2001.
Mr. Bertholon joined Cuisine Solutions in August 1989 as Director of Research & Development then VP of International Sales in 1997 and VP of Marketing in December 2000. He has over 27 years of experience and recognition in the international foodservice industry. Prior to joining the Company, Mr. Bertholon was an Executive Chef for 9 years in the U.S. Mr. Bertholon’s current titles in the Company are Corporate Chef and Vice President of Sales.
ITEM 1A. RISK FACTORS
The following risk factors should be read carefully in connection with evaluating the Company’s business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect the Company’s business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. While the Company believes it has identified and discussed below the key risk factors affecting its business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect the Company’s business, performance or financial condition in the future.

The Company’s foreign operations subject it to a number of risks.
In fiscal year 2006, 30.6% of the Company’s sales were generated in foreign countries. The Company’s foreign operations are subject to the risks described in this section, as well as risks related to fluctuations in the value of the U.S. Dollar as compared to the local currencies, economic and political uncertainties in such countries. The Company’s subsidiaries generally conduct their businesses in local currency and, for purposes of financial reporting, their results are translated into U.S. Dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. Dollar, the Company’s reported revenues and operating income will be reduced because the local currency will be translated into fewer U.S. dollars. As a result, the foreign exchange fluctuations could adversely affect the Company’s profitability.
Increases in interest rates may have an adverse impact on the Company’s profitability.
The Company has total outstanding short-term borrowings of $1,000,000 which accrue interest at a variable rate based on prevailing interest rates (8.5% as of June 24, 2006). The Company has not used derivative financial instruments to hedge its interest rate exposure. Therefore, the Company cannot assure that future interest rate increases will not have a negative impact on its business, financial position or operating results.
Fluctuation in the availability and price of raw materials may increase the Company’s operating costs, resulting in an adverse impact on the Company’s margins.
The Company purchases certain raw materials that are subject to availability and price fluctuations caused by seasonality, weather and other factors. While the movements of raw material costs and the fluctuation of availability are uncertain in fiscal 2005, the Company developed strategic purchasing programs to purchase its raw materials from a number of different suppliers internationally with annual arrangements. However, the implementation of these strategies might not effectively limit or eliminate the exposure to a decline in operating results due to changes in raw material prices and availability. Therefore, the Company cannot assure you that future costs and availability fluctuations in raw material will not have a negative impact on its margins, which could harm the Company’s business, financial position or results of operations.
The Company does not enter into long term contracts with its customers, and the loss of one or more significant customers could have a material adverse impact on the Company’s business, results of operations and financial condition.
A large portion of Cuisine Solutions’ revenue has traditionally come from the supply of its products to travel-related customers. In fiscal year 2002 and 2003, the Company’s sales declined tremendously as the travel-related industries experienced a major set back in the wake of the September 11, 2001 terrorist attacks. Since fiscal 2004, Cuisine Solutions has made a concerted effort to diversify its sales into other sales channels. Growth in those areas continues to reduce the Company’s dependency on the travel industry. However, the success in implementing this diversification strategy might not limit or eliminate the risk of concentration of sales to certain number of customers. In fiscal 2006, one Military distributor and one Retail customer replaced retail customers as the Company’s two largest customers. Generally, the Company does not enter into long term supply contracts with its customers and, as a result, these customers may generally discontinue purchasing the Company’s products at any time. For example, the Company cannot guarantee that the Army will continue to purchase the items from the Company since the length of time that U.S. troops will remain in the war zones can not be anticipated.
The Company is exposed to a number of risks associated with food production, any of which could result in a material adverse effect on the Company.
The Company faces all of the risks inherent in the production and distribution of frozen food products, including contamination, adulteration, spoilage, and the associated risks of product liability litigation, which may occur even with an isolated event. Although the Company has modern production facilities, has obtained the governmental approvals that it believes are required for its operations, and employs what it believes are the necessary processes and equipment in order to insure food safety, there can be no assurance that the Company’s procedures will be adequate to prevent the occurrence of such events. Claims alleging problems with the Company’s products, whether or not successful, would likely be expensive to defend, distract management’s attention and could potentially expose the Company to significant liabilities. Although the Company maintains insurance to protect itself against such liabilities, these policies are subject to exclusions and limitations, and there can be no assurance that such insurance would be sufficient to satisfy such liabilities. In any event, regardless of the merit or ultimate success of any claims, such accusations could significantly harm the Company’s reputation, thereby leading to a material adverse effect on the Company’s sales and results of operations.
The markets in which the Company competes are highly competitive.
The food industry is highly competitive. While the Company currently faces little direct competition in the U.S. from very large competitors in the premium, fully cooked, frozen food market, these potential competitors could choose to enter the Company’s markets. Such company’s are larger and have access to significantly greater financial and other resources than the Company. If large food companies elect to enter the premium markets in which the Company competes, they could outspend the Company and decrease the Company’s market share and potentially drive down prevailing prices in these markets, which would have a material adverse impact on the Company’s results of operations.

The Company depends on common carriers to deliver its products, and the disruption of such delivery channels could have an adverse impact on the Company’s ability to deliver its products to market.
Logistics and other transportation-related costs have a significant impact on the Company’s earnings and results of operations. The Company uses multiple forms of transportation to bring its products to market. They include trucks, planes, rail cars, and ships. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, or labor shortages in the transportation industry, could have an adverse effect on the Company’s ability to serve its customers, and could have a material adverse effect on the Company’s financial performance.
As a food company, we are required to comply with many federal, state and local laws and regulations, and the failure to comply with applicable laws could have a material adverse impact on the Company’s reputation and results of operations.
The company’s facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. The Company’s failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of its products, and negative publicity.
Our future financial performance is subject to a number of additional uncertainties, any of which could have a material adverse impact on the Company’s business, results of operations and financial condition.
The Company’s ability to generate cash to meet its expenses and debt service obligations and to otherwise reduce its debt as anticipated will depend on its future performance, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. Many of these factors are beyond the Company’s control. Any factor that negatively affects the Company’s results of operations, including its cash flow, may also negatively affect its ability to pay the principal and interest on its outstanding debt. If the Company is unable to reduce its debt as anticipated, its interest expense could be materially higher than anticipated and its financial performance could be adversely affected. If the Company does not have enough cash to pay its debt service obligations, it may be required to amend its credit facility or indentures, refinance all or part of its existing debt, sell assets, incur additional indebtedness or raise equity. The Company cannot assure you that it will be able, at any given time, to take any of these actions on terms acceptable to it or at all.
The market price of the Company’s common stock may fluctuate significantly for reasons beyond the Company’s control and potentially unrelated to the Company’s performance.
The market price and marketability of the Company’s common stock may from time to time be significantly affected by numerous factors, including many over which the Company has no control and that may not be directly related to the Company. These factors include the following:
•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•	significant volatility in the market price and trading volume of shares of food companies, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies;

•	changes in the Company’s earnings or variations in the Company’s operating results;

•	any shortfall in the Company’s revenue or net income or any increase in losses from levels expected by securities analysts;

•	departure of key personnel of the Company;

•	operating performance of companies comparable to the Company;

•	general economic trends and other external factors;

•	loss of one or more of the Company’s significant customers; and

•	loss of a major funding source.
Fluctuations in the trading prices of the Company’s shares may adversely affect the liquidity of the trading market for the shares and, if the Company seeks to raise capital through future equity financings, its ability to raise such equity capital.
The market for the Company’s common stock has recently been characterized by relatively low trading volume, and high trading volume could result in a significant decline in the Company’s stock price.
In the past, the market for the Company’s common stock has been characterized by low and somewhat sporadic trading volume, which has in the past led to extreme price volatility. A large volume of stock being sold into the market at any one time or over a short period of time, or the perception that such events will occur, could cause the Company’s stock price to rapidly decline.

Members of the Vilgrain family and their affiliates control a majority of the Company’s common stock and are able to exert significant control over the Company’s future direction.
Members of the Vilgrain family and their affiliates together control approximately 59.8% of the Company’s outstanding common stock. As a result, these stockholders, if they act together, are able to exert significant influence, as a practical matter, on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Additionally, three members of the Vilgrain family serve on the Company’s board of directors, including Stanislas Vilgrain, who also serves as the Company’s chief executive officer. As a result, this concentration of ownership and representation on the Company’s board of directors and management may delay, prevent or deter a change in control, could deprive the Company’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets and might reduce the market price of the Company’s common stock.
ITEM 2. PROPERTIES
The Company owns its French facilities and properties, and leases its U.S. office and manufacturing facilities. One of the French facilities is located in Louviers, France and is approximately 15,000 square feet. In May 2006, the Company purchased a new production facility in Le Pertre, France with approximately 46,000 square feet. The U.S. plant is located in Alexandria, Virginia. In June 2006, the Company entered into a new lease agreement with the existing landlord to lease approximately 18,000 additional square feet at the same location which expanded the manufacturing facility from approximately 48,000 square feet to 66,000 square feet. The Company owns substantially all of the equipment used in its facilities. Lease commitments and future minimum lease payments are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11 to the Consolidated Financial Statements, which is included elsewhere in this report. We believe that our current owned and leased properties are sufficient to meet the Company’s needs for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
During fiscal 1999, the Company became a partner in a limited liability company, Cuisine Solutions do Brasil Ltda, with a Brazilian partner, Sanoli Industria E Commercio Alimentacao Ltda, which built a manufacturing facility and is marketing products in the Mercusor market. Cuisine Solutions Inc. owned 39% of this Brazilian joint venture. The Company contributed technology to the partnership in lieu of a cash contribution. The Company performed management services to assist with the design and construction of the manufacturing facility as well as ongoing management service for operations, research and development, marketing and administrative support.
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
At the end of fiscal year 2002, the Company filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. The Company seeks full recovery of the amounts owed by Cuisine Solutions do Brasil Ltda, including the loan of $763,000, and management and administrative fees of $895,000 according to the joint venture agreement. The managing directors of Cuisine Solutions do Brasil Ltda, Jose Sanchez Aguayo and Rodrigo Sanchez, were named as nominal defendants in the lawsuit. At the time of filing this Form 10-K, this case is pending for mediation and/or a court hearing; therefore, management is unable to predict any possible outcome.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Prior to February 24, 2005, our Common Stock was traded on the OTC Bulletin Board under the symbol “CUIS.OB.” On February 24, 2005, our Common Stock was listed for trading on the American Stock Exchange under the trading symbol “FZN.”
The following table sets forth, for the quarters indicated, the high and low sales price per share as reported on the American Stock Exchange:

Year ended June 24, 2006	High	Low
First Quarter	$8.70	$4.78
Second Quarter	9.80	6.80
Third Quarter	11.60	7.85
Fourth Quarter	9.47	4.50

Year ended June 25, 2005	High	Low
Third Quarter (beginning February 24, 2005)	$5.00	$4.25
Fourth Quarter	8.05	4.60
The following table sets forth, for the quarters indicated, the high and low bid price per share as reported on the OTC Bulletin Board (such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions):

Year ended June 25, 2005	High	Low
First Quarter	$1.88	$1.60
Second Quarter	3.40	1.70
Third Quarter (prior to February 24, 2005)	4.45	3.00

Year ended June 26, 2004	High	Low
First Quarter	$.78	$.51
Second Quarter	1.40	.60
Third Quarter	1.35	.95
Fourth Quarter	1.85	1.05
As of September 15, 2006 there were approximately 548 holders of record of our Common Stock. The reported last sale price of the common stock on the American Stock Exchange was $5.01 on September 15, 2006.
Dividends
No dividends were paid during fiscal year 2006, 2005 or 2004. The Company anticipates that all of its earnings will be retained for the foreseeable future for use in the operation and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, restriction in the Company’s credit facilities and other factors deemed relevant to the Board of Directors.
Recent Sales of Unregistered Securities
There were no unregistered sales of securities during the fiscal year ended June 24, 2006.
Securities Authorized for Issuance Under Equity Compensation Plans
This information is provided in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data for the fiscal years ended 2006, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.
FIVE YEAR SUMMARY
(in thousands, except per share amounts)

	2006	2005	2004	2003	2002
Net Sales	$64,114	$46,246	$35,335	$26,626	$27,361
Income (Loss) from continuing operations before discontinued operation (1)	3,654	1,886	(343)	(3,359)	(6,008)
Loss from discontinued operations	—	(177)	(661)	(733)	(19)
Net income (loss) (2)	3,654	1,709	(1,004)	(4,092)	(6,027)
Income (Loss) from continuing operations per share — basic	0.22	0.12	(0.02)	(0.21)	(0.38)
Loss from discontinued operations per share – basic	—	(0.01)	(0.04)	(0.05)	—
Net income (loss) per share – basic	0.22	0.11	(0.06)	(0.26)	(0.38)
Total assets	26,766	18,986	17,710	16,428	18,197
Long term debt, including current portion	4,677	3,277	1,903	798	446
Stockholders’ Equity	13,255	8,651	6,572	7,466	11,156

(1)	Includes amortization of $95 and subsequent impairment of pre-operating capitalized web site development cost of $619 in 2002.

(2)	Includes loss in equity from investment in Brazil of $997 in 2002.
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
Among the factors that could cause the Company’s actual results to differ from such forward-looking statements are factors relating to:
(a)	a significant change of the Company’s relationship with its customers in channels where concentration of sales to certain number of customers exists;

(b)	the impact on the Company’s profitability from the fluctuations in the availability and cost of raw materials; and

(c)	the impact on the Company’s reported earnings from fluctuations in foreign currency exchange rates, particularly the Euro.
In addition, the Company’s results may also be affected by general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, and laws and regulations in markets where the Company competes.
CRITICAL ACCOUNTING ESTIMATES
A summary of the Company’s significant accounting policies is included in Note 1 to the Consolidated Financial Statements, included elsewhere in this report. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods reported. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in the areas of allowance for doubtful accounts, inventory obsolescence reserve, stock-based compensation and income taxes. The Company bases its judgments and estimates on historical experience and other assumptions that it believes are reasonable. Actual results could materially differ from those estimates.
Trade receivables are reported in the consolidated balance sheets net of the allowance for doubtful accounts. Generally, the Company considers receivables past due 30 days subsequent to the billing date. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical collection experience or changes in the financial condition of its customers. As these factors change, the Company’s allowance for doubtful accounts may change in subsequent accounting periods. Generally, losses have historically been within management’s expectations and have not been significant. As of June 24, 2006 and June 25, 2005, the Company maintained an allowance for doubtful accounts of approximately $662,000 and $493,000, or 11.0% and 11.6% of gross accounts receivable, respectively.
The Company determines the inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. Total inventory obsolescence reserve as of June 24, 2006 and June 25, 2005 are $281,000 and $331,000, respectively, or 2.9% and 4.6% of total inventory.
The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company has fully reserved its deferred tax asset given its past history of operating losses prior to fiscal year 2005. Although the Company had book income of $3,654,000 and $1,905,000 for the fiscal years ended June 24, 2006 and June 25, 2005, respectively, the Company is not able to utilize the net operating loss carry-forward in fiscal year 2006 due to the net loss under the tax basis. The Company has a net operating loss carry-forward for U.S. Federal and state income tax purposes of $14,979,000 as of June 24, 2006.
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires management to make judgments regarding the future operating and disposition plans for underperforming assets, and estimates of expected realizable values for assets to be sold. The application of SFAS No. 144 has affected the amounts and timing of charges to operating results in recent years. Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Assets to be held and used affected by such an impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated useful life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. Management determines the depreciable lives based on estimates of the period over which the assets will be of economic benefit to the Company and management periodically reviews the remaining depreciable lives based upon actual experience and expected future utilization.
RECENT ACCOUNTING PRONOUCEMENTS
In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This pronouncement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Currently, the Company does not have any derivative instruments or participate in any hedging activities and, therefore, the adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.
In February 2006, the FASB issued Staff Position (FSP) No. FAS 123(R)-4 (As Amended) “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, which amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), “Share-Based Payment”. Under the Company’s option plans, cash settlement of the outstanding options is not permitted under any circumstances. Therefore, the adoption of FSP No. FAS 123(R)-4 did not have a material impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An amendment of FASB Statement No. 140.” This Statement requires recognition of servicing a financial asset by entering into a servicing contract in certain situations. This pronouncement is effective for fiscal year beginning after September 15, 2006. Currently, the Company does not have any servicing assets or liabilities and, therefore, the adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position or results of operations.
In March 2006, The Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) discussed EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-03). EITF Issue No. 06-03 requires the disclosure of the amount of taxes collected in connection with a transaction with customers which are included in revenue. EITF No. 06-03 is effective for interim and annual periods beginning after December 15, 2006. The Company did not include any of these taxes in its revenue for the years ended June 24, 2006, June 25, 2005 and June 26, 2004.
In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after the adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Since the effective date falls within the Company’s fiscal year 2008, the Company did not adopt FIN 48 in fiscal 2006. Management is currently studying the impact on its financial position upon the adoption of this pronouncement starting the first quarter of the Company’s fiscal year 2008.
RESULTS OF OPERATIONS
NET SALES
Net sales by region for fiscal year 2006, 2005 and 2004 are as follows:

				% Change
				2006	2005
	Year Ended			vs	vs
	June 24, 2006	June 25, 2005	June 26, 2004	2005	2004

U.S.	$44,470,000	$29,843,000	$21,641,000	49.0%	37.9%
France	19,644,000	16,403,000	13,694,000	19.8%	19.8%

Total Net Sales	$64,114,000	$46,246,000	$35,335,000	38.6%	30.9%

Fiscal year 2006 revenue of $64,114,000 reflects a consolidated sales increase of 38.6% from fiscal year 2005 revenue of $46,246,000. Revenue for fiscal year 2004 was $35,335,000. The increase in sales in fiscal year 2006 was attributable to a 49.0% increase in U.S. sales and a 19.8% increase in sales from France compared to fiscal year 2005. The increases in sales is primarily due to the sales volume increase of 39.8% and 19.5% in fiscal year 2006 and 2005, respectively; while unit sales prices remained the same in fiscal year 2006 versus an increase of 9.4% in fiscal year 2005 is primarily due to the change in product mix. In fiscal year 2006, four out of five sales channels in the U.S. and two of the four sales channels in France experienced a growth in revenue.
The Company’s premium food is sold to airlines, passenger rail lines and harbor cruise lines restaurants, hotel and convention center restaurants and banquets, casinos, retail supermarkets, the U.S. military and restaurant chains. In fiscal year 2006, U.S. sales accounted for 69.4% of total revenue compared to 64.5% and 61.2% of total revenue in fiscal year 2005 and 2004, respectively; while France accounted for 30.6% of total revenue in fiscal year 2006 and 35.5% and 38.8% in fiscal 2005 and 2004, respectively, after eliminating inter-company sales.
Net sales by sales channel for fiscal year 2006, 2005 and 2004 are as follows:

				%Change
				2006	2005
	Year Ended			vs	vs
	June 24, 2006	June 25, 2005	June 26, 2004	2005	2004

On Board Services	$17,483,000	$16,459,000	$12,734,000	6.2%	29.3%
Foodservice	13,236,000	11,370,000	9,932,000	16.4%	14.5%
Retail	15,934,000	10,162,000	9,991,000	56.8%	1.7%
Military	13,868,000	6,222,000	1,047,000	122.9%	494.3%
National Restaurant Chains / New Business	3,593,000	2,033,000	1,631,000	76.7%	24.6%

Total	$64,114,000	$46,246,000	$35,335,000	38.6%	30.9%

The Company’s net sales increased by 38.6% to $64,114,000 in fiscal year 2006 as compared to $46,246,000 in fiscal 2005 and from

$35,335,000 in fiscal 2004 due to the improved economy and the successful implementation of new Cuisine Solutions sales strategies resulting in higher demand and sales of the products. Collectively, in the U.S. and France, Company sales grew in all five sales channels and it had at least double digit growth in four of the five channels. Although Retail sales of Cuisine Solutions branded items grew substantially in the U.S. in fiscal 2006, Retail sales grew cautiously in France with its private label items after management chose to discontinue certain low margin products in fiscal 2005. During fiscal year 2006, Retail, Military and National Restaurant Chains sales increased substantially by 56.8%, 122.9%, and 76.7%, respectively, while Foodservices and On Board Services sales increased by 16.4% and 6.2%, respectively.
Cuisine Solutions fiscal year 2006, 2005, and 2004 sales in the U.S. by sales channel are as follows:

				%Change
				2006	2005
		Year Ended		vs	vs
	June 24, 2006	June 25, 2005	June 26, 2004	2005	2004

On Board Services	$8,616,000	$10,866,000	$9,558,000	(20.7%)	13.7%
Foodservice	8,473,000	6,198,000	5,842,000	36.7%	6.1%
Retail	9,970,000	4,580,000	3,595,000	117.7%	27.4%
Military	13,868,000	6,222,000	1,047,000	122.9%	494.3%
National Restaurant Chains	3,543,000	1,977,000	1,599,000	79.2%	23.6%

Total	$44,470,000	$29,843,000	$21,641,000	49.0%	37.9%

In the U.S., net sales grew by 49.0% in fiscal year 2006 as compared to fiscal year 2005. This is primarily due to increased product demand in all sales channels except On Board Services. Military sales achieved both the highest increase in sales of $7,646,000 and growth rate of 122.9% due to continual increase in sales to the U.S. military’s field feeding programs providing meals to the troops overseas. Also, Retail had a strong growth of 117.7% compared to fiscal 2005 primarily resulting from increased Cuisine Solutions branded package products sold to warehouse and supermarket retailers. A better diversified sales focus on each of the channels and the improvement in the U.S. economy was very important to the growth in the U.S. sales. National Restaurant Chains sales grew 79.2% as the Company gained more products placements in more restaurants during fiscal 2006. On Board Services sales in the U.S. continued to slump as many of the carriers continued having financial difficulties and were eliminating meals to many destinations or were trying alternative menus in first and business class to cut costs.
Cuisine Solutions fiscal year 2006, 2005 and 2004 sales in France by sales channel are as follows:

				%Change
				2006	2005
	Year Ended			vs	vs
	June 24, 2006	June 25, 2005	June 26, 2004	2005	2004

On Board Services	$8,867,000	$5,593,000	$3,176,000	58.5%	76.1%
Foodservice	4,763,000	5,172,000	4,090,000	(7.9%)	26.5%
Retail	5,964,000	5,582,000	6,396,000	6.8%	(12.7%)
New Business	50,000	56,000	32,000	(10.7%)	75.0%

Total	$19,644,000	$16,403,000	$13,694,000	19.8%	19.8%

Net sales grew by 19.8% in France in fiscal year 2006 as compared to fiscal year 2005 due primarily to the 58.5% increase in sales in the On Board Services channel and the stability of the Retail channel. The On Board Services channel sales grew 58.5% in fiscal 2006 to $8,867,000 compared to the $5,593,000 in fiscal year 2005 as airlines in Europe continued their recovery. The Foodservice channel sales decreased by $409,000 to $4,763,000 in fiscal year 2006 from $5,172,000 in fiscal year 2005 due to a decline in demand resulting from political demonstrations and strikes in France that affected the hospitality industry during early February to early April as well as reduced poultry consumption due to initial scares of an avian flue outbreak in Europe during the third quarter of fiscal 2006. The Retail sales increased $382,000 to $5,964,000 in fiscal year 2006, compared to the $5,582,000 in fiscal year 2005, largely due to cautious growth after management’s decision to phase-out certain low margin private label items in fiscal 2005.
GROSS MARGIN
A comparison of net sales, gross margin and gross margin percentages for fiscal year 2006, 2005 and 2004 follows:

		Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Net sales	$64,114,000	$46,246,000	$35,335,000
Gross margin	$16,112,000	$11,374,000	$7,728,000
Gross margin percentage	25.1%	24.6%	21.9%

Gross margin increased 41.7% in fiscal year 2006 compared to fiscal year 2005, due primarily to significantly higher sales, and to a lesser extent increased production efficiencies, and better control over procurement costs. Gross margin as a percent of sales increased to 25.1% for fiscal 2006 compared to 24.6% in fiscal 2005, and 21.9% in fiscal 2004. Cuisine Solutions has developed new sales channels in the U.S. over the past few years to include military and retail accounts and meals for passenger rail lines, and has seen relatively consistent results in its French subsidiary. We expect gross margins as a percentage of sales to continue to increase as sales continue to grow and we benefit from economies of scale although operating costs are expected to increase in fiscal year 2007 due to increased facility space and equipment in both the U.S. and France.
During fiscal year 2006, the management re-evaluated the presentation of its French financial statements and determined that certain manufacturing and depreciation costs, as well as certain selling and administrative expenses in fiscal years 2005 and 2004 should be reclassified to conform to the current year presentation. As a result, in fiscal year 2005, cost of goods sold, other operating income and other income increased by $909,000, $23,000 and $3,000, respectively; while selling and administrative expenses and interest expenses decreased by $882,000 and $1,000. In fiscal 2004, cost of goods sold increased by $802,000, while selling and administrative expenses, interest expenses, non-operating expenses and other operating income decreased by $825,000, $3,000, $2,000 and $28,000, respectively. There was no impact to the Company’s results of operations for either year as a result of these reclassifications.
SELLING AND ADMINISTRATIVE EXPENSES
A comparison of selling and administrative expenses by region is as follows:

				%Change
				2006	2005
	Year Ended			vs	vs
	June 24, 2006	June 25, 2005	June 26, 2004	2005	2004

U.S.	$9,203,000	$6,670,000	$6,013,000	38.0%	10.9%
France	3,090,000	2,585,000	1,804,000	19.5%	43.3%

Total selling and administrative expenses	$12,293,000	$9,255,000	$7,817,000	32.8%	18.4%

Selling and administrative expenses increased $3,038,000, or 32.8% in fiscal 2006 to $12,293,000, compared to $9,255,000 in fiscal 2005. The selling and administrative expenses for fiscal year 2004 were $7,817,000. These expenses as a percentage of net sales decreased to 19.2% in fiscal 2006 from 20.0% in fiscal 2005. The decrease in selling and general administrative expenses as a percentage of sales from fiscal 2006 versus fiscal 2005 is a result of continued cost reduction, efficient use of existing resources and the significant increase in sales described above. Payroll and related expenses, marketing and sales promotion, and travel expenses increased by $1,924,000, $1,056,000, and $229,000, respectively, in fiscal year 2006, compared to fiscal year 2005, as a result of the increased sales activities. Also included in the selling and administrative expenses in fiscal year 2006 is a $217,000 non-cash compensation charge as the result of implementing the new accounting standard SFAS No. 123(R), “Share-Based Payment.”
DEPRECIATION AND AMORTIZATION
The fiscal year 2006 depreciation and amortization expense increased by $78,000 over fiscal year 2005 to $979,000 as a result of an increased amount of machinery and equipment deployed in fiscal 2006 to meet the production requirement from the sales increase. The portions of depreciation and amortization expense that are included in the cost of goods sold are $817,000 and $726,000 in fiscal year 2006 and 2005, respectively.
NON-OPERATING INCOME AND EXPENSE
Non-operating expense decreased to $50,000 in fiscal year 2006 from $99,000 in fiscal year 2005, due primarily to the decrease in interest expense, to $122,000 in fiscal year 2006 from $168,000 in fiscal year 2005, relating to the outstanding borrowings in the U.S. and France, offset by the loss of $49,000 in selling the long-term investment in fiscal year 2006 and the decreases of investment interest income to $57,000 in fiscal year 2006 from $64,000 in fiscal year 2005. Foreign exchange gains of $17,000 and $2,000 and a loss of $78,000 are included in non-operating expense for 2006, 2005 and 2004, respectively.
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS
A comparison of income (loss) from continuing operations for fiscal year 2006, 2005 and 2004 is as follows:

	Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Income (Loss) from continuing operations before discontinued operations	$3,654,000	$1,886,000	$(343,000)

The Company reported income from continuing operations of $3,654,000 in fiscal year 2006, or a 93.7% increase, compared to the income from continuing operations of $1,886,000 in fiscal year 2005. Loss from continuing operations in fiscal year 2004 was $343,000. The increase in income from continuing operations was primarily driven by a 38.6% increase in sales and lower cost of goods sold due to manpower and production efficiencies and lower raw material cost.
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
The discontinued operations in Norway had reported a $177,000 loss for the fiscal year 2005 as compared to a loss of $661,000 in fiscal year 2004. The loss in fiscal 2005 includes a gain on disposal of equipment of $577,000, the loss of $644,000 associated with the discontinued operations and the $110,000 loss from translation adjustment. In October 2004, an agreement was signed with Hjelmeland Kommune (the lessor of the Company’s Norway plant) to release the Company from the building lease in Norway. Since the lease was originally recorded as a capital lease, the capital lease asset of approximately $1,349,000 and related lease liability of $1,291,000 were offset with the difference being charged to the discontinued operations. The Company was required, by local law in Norway, to provide notification of termination to all employees prior to the Board of Directors’ approval to discontinue operations. At the end of the third quarter of fiscal year 2005, all severance payments were paid to all eligible employees. The note payable in fiscal year 2005 included a $1,031,000 outstanding loan on a working capital overdraft line of credit with DnB Nor Bank. The overdraft facility was secured by a letter of credit posted by a U.S. banking institution that was renewed semi-annually. Long term investments of $1,090,000 and an $86,000 cash deposit had been pledged as collateral to secure the letter of credit. The Company liquidated the investments and satisfied the outstanding debt obligation during fiscal year 2006.
NET INCOME (LOSS)
A comparison of net income (loss) for fiscal year 2006, 2005 and 2004 is as follows:

	Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Net income (loss)	$3,654,000	$1,709,000	$(1,004,000)
The Company reported net income of $3,654,000 for fiscal year 2006, or a 113.8% increase, compared to the net income of $1,709,000 for fiscal year 2005. Net loss in fiscal year 2004 was $1,004,000. The increase in income was primarily driven by a 38.6% increase in sales and lower cost of goods sold due to manpower and production efficiencies and lower raw material cost.
Net income (loss) by region are as follows:

	Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
U.S.	$3,277,000	$1,677,000	$(702,000)
France	377,000	372,000	359,000
Norway (discontinued operations)	—	(340,000)	(661,000)

Total net income (loss)	$3,654,000	$1,709,000	$(1,004,000)

Cuisine Solutions increased its net income in the U.S. fiscal year 2006 by $1,600,000, or 95.4%, from net income of $1,677,000 in fiscal year 2005 to $3,277,000 in fiscal year 2006. This increase in net income in the U.S. is due primarily to a 49.0% increase in sales, strong growth in the Military and Retail channels, and a 52.4% increase in gross margin. U.S. losses in fiscal year 2004 were $702,000.
Cuisine Solutions France had its seventh consecutive profitable year since the acquisition by Cuisine Solutions in 1999. Net income increased $5,000, or 1.3%, to $377,000 in fiscal year 2006. Profits in France in fiscal year 2005 and 2004 were $372,000 and $359,000, respectively. In spite of the lackluster economy during the last four years in Europe, the French subsidiary reported profitable results and double-digit growth in the On Board Service channel in France. However, in fiscal 2006, the growth in the On Board Service channel was offset by the decline in demand in the Foodservice channel due to political demonstrations and strikes in

France that affected the hospitality industry during early February to early April as well as reduced poultry consumption due to initial scares of an avian flu outbreak in Europe during the third quarter of fiscal 2006.
IMPACT OF INFLATION AND THE ECONOMY
Inflation in labor and ingredient costs can significantly affect the Company’s operations. In fiscal 2006, many of the Company’s employees were paid hourly rates related to, but generally higher than the federal minimum rates. The Company’s sales pricing structure allows for the fluctuation of raw material prices and fuel costs. As a result, market price variations do not significantly affect the gross margin realized on product sales. However, most customers require a sixty-day notice for price changes in order to update their internal systems and evaluate the impact of price changes. Therefore, in the event of a continuous commodity price increase, the Company must either absorb the price increase during that sixty-day period or discontinue sales to the customer, and risk losing the long-term business relationship.
LIQUIDITY AND CAPITAL RESOURCES
The Company held cash and cash equivalents of $2,154,000 and $2,171,000 at June 24, 2006 and June 25, 2005, respectively.
Cash flows provided by operations were $2,996,000 and $415,000 for fiscal year 2006 and 2005, respectively; a significant improvement over prior years’ cash flow from operations. The cash flow deficit from operations for fiscal year 2004 was approximately $272,000. This improvement is a direct result of revenue growth and cost cutting initiatives since fiscal year 2003. The Company made capital expenditures of $5,017,000 and $1,241,000 during fiscal year 2006 and 2005, respectively.
Financing activities provided the Company with net cash of $784,000 in fiscal 2006, primarily through the borrowing of long-term debt and the issuance of common stock from stock options exercised, compared to $1,584,000 in fiscal 2005. The cash provided by financing activities were used to finance the increased level of inventory, accounts receivable and investment in production facilities, machinery, and equipment during fiscal 2006 as a result of the continuing expansion in sales.
As of June 24, 2006, the Company had borrowings of $4,677,000, bearing interest rates ranging from 2.8% to 8.5%, compared to $3,277,000 at June 25, 2005.
In October 2002, Cuisine Solutions France entered into a ten-year term loan to finance the acquisition of land and a building to be used as a distribution warehouse in the amount of €190,000 or $238,000. This loan, secured by the land and the building, bears interest of 5.7% and is due in October 2012. The current portion of this loan is $22,000 and the total outstanding principal amount was $167,000 as of June 24, 2006.
In March 2003, Cuisine Solutions France entered into a five-year term loan to further expand the facility in the amount of €280,000 or $351,000. This loan, secured by the facility, bears interest of 3.3% and the total outstanding principal amount was $148,000 as of June 24, 2006, with a current portion of $73,000.
In February 2004 and September 2004, the Company entered into two separate 48-month capital lease agreements in the amount of $18,000 and $15,000, respectively, to provide two vehicles for two of the Company’s key managers. As of June 24, 2006, the commitments under these two capital leases had outstanding balances of $8,000 and $10,000 with a current portion of $5,000 and $4,000, respectively.
In June 2004, Cuisine Solutions France entered into a four-year unsecured term loan to finance its new computer server and packaging line equipment in the amount of €57,000 or $72,000. The loan bears interest of 3.95% and the total outstanding principal is $37,000 at June 24, 2006, with a current portion of $18,000.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line-of-credit to finance its working capital requirements in the U.S. The line-of-credit is secured by the Company’s U.S. accounts receivable and inventory and further guaranteed by Food Investors Corporation (“FIC”), an affiliate, and secured by real estate owned by FIC. On December 23, 2005, the maximum borrowing amount of this line-of-credit was increased to $5,000,000 and the maturity date was extended to September 1, 2006. This line-of-credit bears an interest rate of 0.5% over the prime interest rate, or 8.5% as of June 24, 2006. The outstanding principal balance on the line-of-credit was $1,000,000 as of June 24, 2006. As of September 1, 2006, the expiration date of this line-of-credit was extended to November 1, 2006 while the Company is negotiating with the Bank of Charles Town for more favorable terms.
On March 15, 2005, the Company entered into a five-year term loan with the Bank of Charles Town in the amount of $200,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 6.75%, matures on March 15, 2010, and is secured by the equipment. As of June 24, 2006, the outstanding principal was $156,000 with a current portion of $38,000.
In June 2005, Cuisine Solutions France entered into a five-year term loan to finance its office remodeling in the amount of €64,000 or

$80,000. The loan bears interest of 3.25% and the total outstanding principal is $65,000 at June 24, 2006, with a current portion of $15,000.
On November 9, 2005, the Company entered into a five-year term loan with BB&T Bank in the amount of $680,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 7.3%, matures on October 5, 2010, and is secured by the equipment. As of June 24, 2006, the outstanding principal amount of the loan was $612,000 with a current portion of $122,000.
In November 2005, Cuisine Solutions France entered into a seven-year term loan to further expand its facility in the amount of €285,000 or $358,000. This loan, secured by the facility, bears interest of 2.8% and is due in November 2012. The outstanding principal of this loan is $330,000 as of June 24, 2006, and the current portion is $48,000.
In April 2006, Cuisine Solutions France entered into an unsecured seven-year installment loan agreement in the amount of up to €600,000 or $753,000 to finance equipment purchases for its new production facility in France. This equipment loan bears a variable rate of interest calculated according to the Accounts for Industrial Development (CODEVI) index rate plus 1%. As of April 9, 2006, the CODEVI index rate was 2.25% and therefore the interest rate of the loan is at 3.25%. This equipment loan matures in November 2013. As of June 24, 2006, the outstanding principal of this loan is $125,000 with a current portion of $11,000.
In May 2006, Cuisine Solutions France entered into a fifteen-year installment loan agreement to borrow, within the first 30 months, an aggregate of up to €1,900,000 or $2,385,000 to finance a new production facility and related acquisition costs in France. This loan, secured by the new facility, bears a fixed interest rate at 3.6% per annum. This loan requires interest only payments for the first 30 months and a fixed monthly payment of €15,000 thereafter. The outstanding principal balance as of June 24, 2006 was $2,019,000 and the expected maturity date is June 12, 2019.
CONTRACTUAL OBLIGATIONS AND COMMERICAL COMMITMENTS
The Company’s significant contractual obligations as of June 24, 2006 are for debt, asset retirement obligation, capital and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	4 - 5 years	5 years
Debt payable – current	$1,347,000	$1,347,000	$—	$—	$—
Debt payable – long term	3,312,000	—	770,000	796,000	1,746,000
Asset retirement obligation	398,000	—	—	—	398,000
Capital leases	18,000	9,000	9,000	—	—
Operating leases	4,632,000	654,000	1,116,000	1,102,000	1,760,000
Interest	815,000	155,000	249,000	162,000	249,000

Total	$10,522,000	$2,165,000	$2,144,000	$2,060,000	$4,153,000

The Company’s cash position was generally stable in fiscal year 2006. Assuming that there are no significant changes to the Company’s business plan, management also anticipates generating positive cash flow from operations during fiscal year 2007. Management believes that the combination of cash on hand, cash flows from operations and available credit facilities will provide sufficient liquidity to meet the Company’s ongoing cash requirements for the foreseeable future.
FUTURE PROSPECTS
During fiscal year 2006, the Company continued its focus on the existing sales channels obtaining further penetration into the airline industry, obtaining a large portion of the market share of the passenger rail market, and gaining a larger share of the hotel and convention center restaurant, room service, and banquet business. The Company also focused on expanding as a retail supplier via the in-store-deli market as well as supplier of Cuisine Solutions premium frozen food products. There was also growth in the National Restaurant Chain and Military channels. The Company’s objective is to further diversify into the five channels so if there is a disruption in one or more channels, the Company will not be as significantly affected as it was after the September 11, 2001 tragedy when the On Board Services and Foodservice channels were negatively impacted. In fiscal 2007, the Company intends to continue increased focus on the Cuisine Solutions brand in Retail, as well as major national restaurant chain, and food service accounts. The Company also sees growth in the travel industry and the Military channels to achieve and continue the diversification strategy of the Company, which was primarily the hospitality and travel industry in the past.
Although there was significant growth in fiscal 2006, the Company believes that it has substantial growth opportunities to acquire additional business in what the Company considers a maturing market for its products. The Company expects growing demand for its products as consumers continue to require convenience and quality and many operators either lack or cannot afford to pay the skilled workers necessary to supply the variety and quantity of food products demanded by their customers. The goal of the Company is to be the preeminent company in the upscale fully cooked frozen food category as this category develops.

On Board Services
The Company will continue to expand its sales efforts in the airline business in fiscal 2007 by continuing to market for new U.S. accounts and also continue the focus on the European airline market. While there are increased concerns regarding the financial health of airlines and trains in the U.S., management will seek to strengthen the business relationships with the major airlines, passenger rail lines and harbor and major cruise lines through continued value and an increase in service by offering flexible solutions based upon the demand in the industry.
Foodservice
In fiscal 2007, the Company will continue to focus its efforts on large foodservice contractors and event planners rather than sales to individual smaller hotels. Demand for foodservice products in France declined slightly in fiscal 2006 due to demonstrations, strikes, and bird flu scares. However, the Company expects growth in fiscal 2007 due to the continued customer satisfaction with the quality and variety of products offered by Cuisine Solutions. Customers in the Foodservice sales channel place high value on the labor savings, quality, consistency, and food safety associated with our products. Management believes this value increases in the current economic and political situation challenging today’s business environment. The Company intends to focus on large corporate accounts and explore new distribution methods in fiscal 2007 to improve its ability to more broadly distribute its products in this channel.
Retail
The Retail Sales channel was formally created during fiscal year 2000 with the objective of penetrating the In-Store Deli category of major North American retailers. Although deli items in the supermarket is still an important part of the retail channel, the Company focus for fiscal 2007 is to build the Cuisine Solutions brand in the warehouse stores, premium supermarkets, and natural stores. The Company sells primarily private label products in the retail market in France, and it will continue in fiscal 2007, but it is the goal of the Company to begin to work toward Cuisine Solutions branded frozen products in France. In fiscal year 2006, the Company’s retail sales program showed significant growth in the U.S., particularly with the club retailers, and it is allowing the Company to capture certain of the high volume benefits of U.S. retail without incurring significant costs of marketing investment as are usually required of food suppliers doing business with U.S. retailers. Cuisine Solutions believes that it is also beginning to gain brand awareness from its premium frozen foods sales. Cuisine Solutions expects to continue to introduce new product offerings to the Retail channel in fiscal 2007. Building the Cuisine Solutions brand will be extremely important in fiscal 2007. The Company anticipates strong growth again in this channel in fiscal 2007.
Military
The U.S. Military channel continued to be managed via a broker/distributor for the Navy, adding very little in terms of sales and administrative expenses. Sales in this channel for fiscal 2006 grew with the Navy, but the Company’s goal was to increase product penetration to other parts of the over $7 billion annual U.S. military food budget. The Company had been working for 2 1/2 years to place items into the Army Unitized Group Rations A (UGR-A) program. Cuisine Solutions items were tested and selected for a 14 entrée rotating menu that started in October, 2004. A Cuisine Solutions entrée was also selected for a thirty day cycle menu overseas called the Concept of Operations (CONOPS) menu. Items on these two menus have contributed to significant growth in this channel the last two fiscal years. There is no guarantee that the Army will continue to purchase the items from the Company, but the Company’s items are included in scheduled UGR-A menus which started in early fiscal 2007 and the CONOPS menu which started in early fiscal 2007. The Company will also attempt to have its product included on more U.S. military menus during fiscal 2007 and future years. The Company cannot anticipate the length of time that U.S. troops will remain in the war zones where the current menus are operational. The Company still anticipates growth in this channel for fiscal 2007.
National Restaurant Chains
In fiscal 2007, the Company intends to further pursue its role as a supplier for national restaurant chains. We believe that we have found that the Company can provide products to fill-out a restaurant chain’s menu, it can also provide the specials for their seasonal menus, and it can solve a chain’s smaller kitchen issues with our fully cooked products. The Company experienced significant sales growth in this channel in fiscal 2005 and 2006. Management believes that there is a large untapped market for our upscale fully cooked products for the same reasons such products are appealing to the hotel and resort restaurants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:
interest rates, foreign exchange rates and sales and marketing.
Interest Rate Exposure:
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s debt portfolio. The Company has not used derivative financial instruments in its debt portfolio. A portion of the debt portfolio has fluctuating interest rates that change with changes in the market.
Foreign Currency Exchange Rate Exposure:
Operations in France constitute 30.6% of fiscal year 2006 Company sales. The majority of the Company’s sales are denominated in U.S. dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The functional currency in France is the Euro. Fluctuation in the U.S. dollar/Euro exchange rate impacts the translation of the income statements of the Company’s French operations into U.S. dollars and affects year-over-year comparability of the Company’s operating results. Sales that are subject to these foreign currency fluctuations are approximately 30.6% of the Company’s sales. The assets of the Company’s foreign subsidiaries constitute approximately 43.7% of the Company’s consolidated total assets and fluctuations in the U.S. dollar/Euro exchange rate similarly impact the translation of the value of these assets into U.S. dollars. The Company does not enter into hedging transactions to mitigate exposure to exchange rate fluctuations as the Company currently does not believe that this is justified by the potential exposure of the costs associated with derivative securities. Information about the Company’s foreign currency translation policy is set forth in Note 1 to the Notes to the Company’s Audited Consolidated Financial Statements contained in this Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is included in Item 15 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal year 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) with the SEC pursuant to Regulation 14A not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2006 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required to be included in this Item 10 is hereby incorporated by reference from the 2006 Proxy Statement under the captions “Election of Directors,” “Section 16 Compliance” and “Code of Ethics.”
ITEM 11. EXECUTIVE COMPENSATION
The information required to be included in this Item 11 is hereby incorporated by reference from the 2006 Proxy Statement under the caption “Executive Compensation.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be included in this Item 12 is hereby incorporated by reference from the 2006 Proxy Statement under the captions “Stock Option Plans” and “Voting Securities and Principal Holders Thereof.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required to be included in this Item 13 is hereby incorporated by reference from the 2006 Proxy Statement under the caption “Certain Transactions.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be included in this Item 14 is hereby incorporated by reference from the 2006 Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Index to Financial Statements
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3) Exhibits:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (2)

3.3	By-laws. (3)

10.46	The Company’s Proxy Statement for a Special Meeting of Stockholders, dated June 7, 1991, together with a conformed copy of the Asset Purchase Agreement between Cuisine Solutions, Inc. and Vie de France Bakery Yamazaki, Inc. dated May 7, 1991. (4)

10.53*	The Company’s 1992 Stock Option Plan. (5)

10.54*	The Company’s 1999 Stock Option Plan. (5)

10.55*	Employment Agreement of Y. Tristan Kuo dated December 15, 2003. (6)

10.56*	Employment Agreement of Thomas L. Gregg dated January 1, 2004. (6)

10.59	Credit Agreement with Bank of Charles Town adopted June 25, 2004. (6)

Exhibit
Number	Description
10.60	Modification and Increase to Deed of Trust and Other Loan Documents dated November 30, 2005 with Bank of Charles Town. (7)

10.61	Loan Contract dated April 19, 2006 with Credit Industriel de Normandie. (8)

10.62	Loan Contract dated May 23, 2006 with BNP Paribas. (9)

10.63	Lease and Lease Addendum No. 1 to Lease with Duke Shirley LLC, dated June 7, 2006. (10)

14.1	Code of Ethics.

21.1	Subsidiaries of the Company. (2)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	denotes management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to exhibit 3-A of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the SEC on April 2, 1993.

(2)	Incorporated by reference to exhibit 3.2 of the Registrant’s Form 8-A filed with the SEC on February 22, 2005.

(3)	Incorporated by reference to exhibit 3-B of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the SEC on April 2, 1993.

(4)	Incorporated by reference to an identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 29, 1991.

(5)	Incorporated by reference from the Registrant’s two Registration Statements on Form S-8, dated April 5, 1993.

(6)	Incorporated by reference to exhibit 10.55 of the Registrant’s Form 10-K for the year ended June 26, 2004, filed with the SEC on September 24, 2004.

(7)	Incorporated by reference to exhibit 10.60 of the Registrant’s Form 8-K filed with the SEC on December 30, 2005.

(8)	Incorporated by reference to exhibit 10.61 of the Registrant’s Form 8-K filed with the SEC on April 25, 2006.

(9)	Incorporated by reference to exhibit 10.62 of the Registrant’s Form 8-K filed with the SEC on May 30, 2006.

(10)	Incorporated by reference to exhibit 10.63 of the Registrant’s Form 8-K filed with the SEC on June 13, 2006.
(b) Exhibits:
Exhibits required to be filed in response to this paragraph of Item 15 are listed above in subparagraph (a)(3).
(c) Financial Statement Schedule:
Schedules and reports thereon by independent registered public accountants required to be filed in response to this paragraph of Item 15 are listed in Item 15(a)(2).

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

Signature	Title	Date

/s/ Jean-Louis Vilgrain Jean-Louis Vilgrain	Chairman of the Board	September 22, 2006

/s/ Stanislas Vilgrain Stanislas Vilgrain	Chief Executive Officer (Principal Executive Officer)	September 22, 2006

/s/ Sebastien Vilgrain Sebastien Vilgrain	Director	September 22, 2006

/s/ Charles McGettigan Charles McGettigan	Director	September 22, 2006

/s/ Robert van Roijen Robert van Roijen	Director	September 22, 2006

/s/ Hugues Prince Hugues Prince	Director	September 22, 2006

/s/ John D. Firestone John D. Firestone	Director	September 22, 2006

/s/ Robert Herman Robert Herman	Director	September 22, 2006

/s/ Yuyun Tristan Kuo Yuyun Tristan Kuo	Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)	September 22, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Cuisine Solutions, Inc.
Alexandria, Virginia
We have audited the accompanying consolidated balance sheets of Cuisine Solutions, Inc. and subsidiaries as of June 24, 2006 and June 25, 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 24, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc. and subsidiaries at June 24, 2006 and June 25, 2005, and the results of its operations and its cash flows for each of the two years in the period ended June 24, 2006, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Bethesda, Maryland
September 1, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CUISINE SOLUTIONS, INC.:
We have audited the accompanying consolidated balance sheets of Cuisine Solutions, Inc., and subsidiaries as of June 26, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended June 26, 2004. In connection with our audit of the consolidated financial statements we also have audited the financial statement schedule for the year ended June 26, 2004 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc., and subsidiaries as of June 26, 2004 and the results of their operations, and their cash flows for the year ended June 26, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended June 26, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP
McLean, Virginia
September 14, 2004

CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 24, 2006	June 25, 2005
ASSETS
Current Assets
Cash and cash equivalents	$2,154,000	$2,171,000
Trade accounts receivable, net (Note 2)	5,360,000	3,758,000
Inventory, net (Note 3)	9,461,000	6,929,000
Prepaid expenses	373,000	344,000
Accounts receivable, related party	25,000	94,000
Other current assets	616,000	255,000
Assets from discontinued operations (Note 6)	6,000	39,000

TOTAL CURRENT ASSETS	17,995,000	13,590,000

Investments, non-current (Note 5)	375,000	1,465,000
Fixed assets, net (Note 4)	8,321,000	3,885,000
Restricted cash (Note 12)	5,000	—
Other assets	70,000	46,000

TOTAL ASSETS	$26,766,000	$18,986,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line-of-credit (Note 7)	$1,000,000	$1,774,000
Current portion of long-term debt (Note 7)	356,000	422,000
Accounts payable and accrued expenses	5,831,000	4,227,000
Accrued payroll and related liabilities	2,455,000	1,631,000
Liabilities from discontinued operations (Note 6)	150,000	1,200,000

TOTAL CURRENT LIABILITIES	9,792,000	9,254,000

Long-term debt, less current portion (Note 7)	3,321,000	1,081,000
Asset retirement obligation (Note 12)	398,000	—

TOTAL LIABILITIES	13,511,000	10,335,000

Commitments and Contingencies	—	—

Stockholders’ equity
Common stock — $.01 par value, 20,000,000 shares authorized, 16,439,191 and 16,073,288 shares issued and outstanding at June 24, 2006 and June 25, 2005, respectively	165,000	161,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	27,516,000	26,754,000
Accumulated deficit	(15,127,000)	(18,781,000)
Accumulated Other Comprehensive Income
Unrealized (loss) gain on debt and equity investments	—	(7,000)
Cumulative translation adjustment	701,000	524,000

TOTAL STOCKHOLDERS’ EQUITY	13,255,000	8,651,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,766,000	$18,986,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Net sales	$64,114,000	$46,246,000	$35,335,000
Cost of goods sold	48,002,000	34,872,000	27,607,000

Gross margin	16,112,000	11,374,000	7,728,000

Selling and administrative expense	12,293,000	9,255,000	7,817,000
Depreciation and amortization	162,000	175,000	170,000
Other operating income	(67,000)	(60,000)	(4,000)

Income (Loss) from continuing operations	3,724,000	2,004,000	(255,000)

Non operating income (expense)
Investment income	57,000	64,000	66,000
Interest expense	(122,000)	(168,000)	(73,000)
(Loss) gain on sale of investment	(49,000)	—	3,000
Other income (expense), net	64,000	5,000	(66,000)

Total non-operating income (expense)	(50,000)	(99,000)	(70,000)

Income (Loss) before income taxes	3,674,000	1,905,000	(325,000)
Provision for income tax expense (Note 9)	(20,000)	(19,000)	(18,000)

Income (Loss) from continuing operations before discontinued operations	3,654,000	1,886,000	(343,000)

Loss from discontinued operations (Note 6)
Loss from operations of Cuisine Solutions Norway	—	(67,000)	(661,000)
Loss from translation adjustment	—	(110,000)	—

Net loss from discontinued operations	—	(177,000)	(661,000)

NET INCOME (LOSS)	$3,654,000	$1,709,000	$(1,004,000)

Basic and diluted income (loss) per common share:
Income (Loss) from continuing operations before discontinued operations (after income taxes) per common share-basic	$0.22	$0.12	$(0.02)
Income (Loss) from continuing operations before discontinued operations (after income taxes) per common share-diluted	$0.20	$0.11	$(0.02)
Loss from discontinued operations per common share-basic and diluted	$—	$(0.01)	$(0.04)
Net income (loss) per common share-basic	$0.22	$0.11	$(0.06)
Net income (loss) per common share-diluted	$0.20	$0.10	$(0.06)

Weighted average shares outstanding-basic	16,249,566	15,927,524	15,827,755
Common stock equivalents	1,922,799	1,610,746	—

Weighted average shares outstanding-diluted	18,172,365	17,538,270	15,827,755

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Unrealized
			Retained	Gains
		Additional	Earnings	(Losses) on Debt	Cumulative	Total
	Common	Paid-In	(Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit)	Investments	Adjustment	Equity
Balance, June 28, 2003	$159,000	$26,284,000	$(19,486,000)	$59,000	$450,000	$7,466,000

Exercise of common stock options	—	7,000	—	—	—	7,000
Stock-based compensation	—	89,000	—	—	—	89,000
2004 Net loss	—	—	(1,004,000)	—	—	(1,004,000)
Other Comprehensive Income
Unrealized losses on debt and equity investments	—	—	—	(42,000)	—	(42,000)
Translation adjustment	—	—	—	—	56,000	56,000

Other Comprehensive Income/(Loss)						14,000
Comprehensive Loss						(990,000)

Balance, June 26, 2004	$159,000	$26,380,000	$(20,490,000)	$17,000	$506,000	$6,572,000

Exercise of common stock options	2,000	208,000	—	—	—	210,000
Stock-based compensation	—	166,000	—	—	—	166,000
2005 Net income	—	—	1,709,000	—	—	1,709,000
Other Comprehensive Income
Unrealized losses on debt and equity investments	—	—	—	(24,000)	—	(24,000)
Translation adjustment	—	—	—	—	18,000	18,000

Other Comprehensive Income/(Loss)						(6,000)
Comprehensive Income						1,703,000

Balance, June 25, 2005	$161,000	$26,754,000	$(18,781,000)	$(7,000)	$524,000	$8,651,000

Exercise of common stock options	4,000	411,000	—	—	—	415,000
Stock-based compensation	—	351,000	—	—	—	351,000
2006 Net income	—	—	3,654,000	—	—	3,654,000
Other Comprehensive Income
Unrealized gains on debt and equity investments	—	—	—	7,000	—	7,000
Translation adjustment	—	—	—	—	177,000	177,000

Other Comprehensive Income						184,000
Comprehensive Income						3,838,000

Balance, June 24, 2006	$165,000	$27,516,000	$(15,127,000)	$—	$701,000	$13,255,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,654,000	$1,709,000	$(1,004,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	979,000	901,000	838,000
Allowance for doubtful accounts	173,000	441,000	301,000
Inventory obsolescence reserve	(50,000)	317,000	106,000
Loss (gain) on sale of investments	49,000	—	(3,000)
Stock-based compensation	351,000	166,000	89,000
Gain on disposal of assets of discontinued operations	—	(577,000)	—
Changes in assets and liabilities, net of effects of non-cash transactions:
Increase in trade accounts receivable	(1,775,000)	(445,000)	(875,000)
Increase in inventory	(2,482,000)	(1,826,000)	(1,887,000)
(Increase) decrease in prepaid expenses	(29,000)	(204,000)	310,000
Decrease (increase) in account receivables, related parties	69,000	(36,000)	(26,000)
(Decrease) increase in other assets	(385,000)	11,000	(70,000)
Increase (decrease) in accounts payable and accrued expenses	1,604,000	(33,000)	845,000
Increase in accrued payroll and related liabilities	824,000	291,000	167,000
Changes in assets and liabilities of discontinued operations	14,000	(300,000)	937,000

Net cash provided by (used in) operating activities	2,996,000	415,000	(272,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(5,000)	—	—
Proceeds from investments	1,048,000	—	178,000
Capital expenditures	(5,017,000)	(1,241,000)	(546,000)

Net cash used in investing activities	(3,974,000)	(1,241,000)	(368,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	415,000	210,000	7,000
Net (repayment) borrowings on line-of-credit	(774,000)	1,774,000	—
Proceeds from debts	3,154,000	295,000	1,294,000
Repayment of debts	(980,000)	(695,000)	(189,000)
Repayment of note payable from discontinued operations	(1,031,000)	—	—

Net cash provided by financing activities	784,000	1,584,000	1,112,000

Net (decrease) increase in cash and cash equivalents	(194,000)	758,000	472,000
Effect of foreign exchange rate changes on cash and cash equivalents	177,000	18,000	56,000
Cash and cash equivalents, beginning of year	2,171,000	1,395,000	867,000

CASH and CASH EQUIVALENTS, END OF YEAR	$2,154,000	$2,171,000	$1,395,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$189,000	$188,000	$51,000
Cash paid during the year for income taxes	$20,000	$19,000	$18,000
Addition to fixed assets due to recognition of asset retirement obligation	$398,000	$—	$—

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
PRINCIPLES OF CONSOLIDATION
The financial statements include the accounts of Cuisine Solutions, Inc. and its subsidiaries, Cuisine Solutions Norway S.A. (discontinued operations) and Cuisine Solutions France, S.A. (collectively “the Company”). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.
The consolidated financial statements include all assets, liabilities, revenues, expenses, income, loss and cash flows of Cuisine Solutions, Inc. and all companies in which Cuisine Solutions, Inc. has a controlling voting interest (“subsidiaries”), as if Cuisine Solutions, Inc. and its subsidiaries were a single company.
FISCAL PERIODS
The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first, second and fourth quarters of fiscal years contain 12 weeks and the third quarters contain 16 weeks.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in the areas of allowance for doubtful accounts, inventory obsolescence reserve and income taxes. The Company bases its judgments and estimates on historical experience and other assumptions that it believes are reasonable. Actual results could materially differ from estimates.
REVENUE RECOGNITION
The Company recognizes revenues, including shipping charges billed to customers, at the time products are shipped to its customers. The Company’s sales are evidenced by verbal or physical purchase orders from the customers and are confirmed by sales acknowledgements sent to the customers via facsimile. All products are shipped frozen, except for some retail sales items in France, which are shipped refrigerated. All sales are at fixed and determinable pricing and customers are responsible for freight costs. As part of its credit policy, the Company completes sales to customers that, based on its experiences, it believes will remit payment in full for the goods sold. Revenue is reduced for potential returns, adjustments, and allowances provided to customers as required by Statement of Financial Accounting Standards (“SFAS”) 48, “Revenue Recognition When Right of Return Exists”.
SEGMENT REPORTING
The Company operates only in one business segment, the Food Service Industry.
CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments with original maturities of three months or less. As of June 24, 2006 and June 25, 2005, $1,300,000 and $1,115,000, respectively, of cash were held in foreign financial institutions.
INVESTMENTS
The Company’s investments include a $375,000 equity investment in Cuisine Solutions Chile, which was accounted for under the cost method as of June 24, 2006 and June 25, 2005; and a $1,090,000 investment in securities as of June 25, 2005. Investment securities consist of U.S. Treasury, mortgage-backed instrument, corporate debts and equity securities. The Company classified its investments as “available-for-sale.” Securities classified as available for sale include securities which could be sold in response to changes in interest rates or for general liquidity needs. Such securities are carried at estimated fair value with unrealized gains or losses recorded as Other Comprehensive Income (Loss) in the Statement of Changes in Stockholders’ Equity. The specific identification method is used to record gains and losses on investment transactions.

INVENTORY
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as required by Accounting Research Bulletins (ARB) No. 43, “Restatement and revision of Accounting Research Bulletins.”
The Company determines the inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. The Company had an inventory obsolescence reserve of $281,000 and $331,000 as of June 24, 2006 and June 25, 2005, respectively.
FIXED ASSETS
Machinery, equipment, furniture and fixtures, and computer software which cost $1,000 or above and have an estimated useful life of two years or more are capitalized and are depreciated using the straight-line method over estimated useful lives which range from two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the leases which range from four to twenty years, or the estimated useful life of the improvement. Buildings are depreciated using the straight-line method over the estimated useful lives which range from twenty to thirty years.
Expenditures for maintenance and repairs are charged to expense, and significant improvements are capitalized. Maintenance and repairs charged to expense approximated $1,265,000 in 2006, $1,061,000 in 2005 and $877,000 in 2004.
Included in fixed assets are assets located in Europe, totaling approximately $4,516,000 and $1,827,000 as of June 24, 2006 and June 25, 2005, respectively.
WEB SITE DEVELOPMENT COSTS
The Company capitalizes web site development costs in accordance with EITF 00-02 “Accounting for Web Site Development Costs” and AICPA SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” as the Company plans to use the web site internally. SOP No. 98-1 requires that certain external costs and internal payroll and payroll-related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software’s useful life. Training and research and development costs are to be expensed as incurred. In fiscal 2004, the company modified its website. Approximately $23,000 was capitalized as a result of such modification and is being amortized over 3 years.
The Company capitalizes web site development costs in accordance with EITF 00-2 “Accounting for Web Site Development Costs” and AICPA SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” as the Company plans to use the web site internally. SOP No. 98-1 requires that certain external costs and internal payroll and payroll-related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software’s useful life. Training and research and development costs are to be expensed as incurred. In fiscal 2004, the company modified its website. Approximately $23,000 was capitalized as a result of such modification and is being amortized over 3 years.
SHIPPING AND HANDLING COSTS
Shipping and handling costs are expensed when incurred and are classified as cost of goods sold in the accompanying consolidated statements of operations.
RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred and totaled $505,000, $398,000, and $391,000 for the years ended June 24, 2006, June 25, 2005 and June 26, 2004, respectively. These expenses were included in the Selling and Administrative expenses in the accompanying consolidated statements of operations.
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
IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
The Company accounts for the impairment of long-lived assets pursuit to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). Statement 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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
The Company’s 1999 Stock Option Plan (the “1999 Plan”), which is shareholder-approved, permits the grant of share options up to 2,600,000 shares of Common Stock to promote the interests of the Company and its stockholders by (a) attracting and retaining eligible employees and consultants of the Company and its subsidiaries; and (b) motivating such personnel by enabling such personnel to participate in the long-term growth and financial success of the Company. The 1999 Plan is administered by the Board of Directors (the “Board”) or a Committee appointed by the Board, which determines the terms and conditions of any award granted, including the vesting schedule, the period of exercisability and the exercise price. The 1999 Plan option awards are generally granted with an exercise price equal to the market price for the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have 10-year contractual terms.
Prior to June 25, 2005, the Company accounted for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complied with the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure – An amendment of FASB Statement No. 123” which required pro-forma disclosure of compensation expense associated with stock options under the fair value method. Effective June 26, 2005, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment,” using modified prospective-transition method. Under that transition method, compensation cost recognized in the fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 25, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. For purposes of calculating grant-date fair value, the value of the options is estimated using the Black-Scholes-Merton option–pricing formula and amortized to expense over the options’ vesting periods.
As a result of adopting SFAS No. 123(R) on June 26, 2005, the Company’s income before income taxes and net income for the fiscal year ended June 24, 2006 is $134,000 lower than if it had continued to account for share-based compensation under APB Opinion No, 25. Basic and diluted earnings per share for the fiscal year ended June 24, 2006 would have been $0.24 and $0.21, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.22 and $0.20, respectively.
The following table illustrates the effect on net income (loss) and earnings per share for the fiscal year ended June 25, 2005 and June 26, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option–pricing formula and amortized to expense over the options’ vesting periods.

	June 25, 2005	June 26, 2004
Net income (loss) applicable to common shareholders	$1,709,000	$(1,004,000)
Add: Stock-based employee compensation cost included in reported net income (loss)	$166,000	$89,000
Less: Total stock-based compensation expense determined under the fair value method	$(716,000)	$(72,000)
Pro forma net income (loss)	$1,159,000	$(987,000)
Net Income (loss) per common share:
Basic — as reported	$0.11	$(0.06)
Diluted — as reported	$0.10	$(0.06)
Basic — pro forma	$0.07	$(0.06)
Diluted — pro forma	$0.07	$(0.06)
Weighted average common shares outstanding—basic	15,927,524	15,827,755
Common stock equivalents	1,610,746	—
Weighted average common shares outstanding—diluted	17,538,270	15,827,755

EARNINGS PER SHARE
Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share also include common stock equivalents outstanding during the period if dilutive. The Company had 1,922,799, 1,610,746, and 1,979,241 common stock equivalents, primarily stock options, for the year ended June 24, 2006, June 25, 2005, and June 26, 2004, respectively. For the fiscal year ended June 26, 2004, the assumed exercises of the Company’s common stock equivalents were not included in the calculation as the effect would be anti-dilutive.
FOREIGN CURRENCY TRANSLATION
The statements of operations of the Company’s French and discontinued Norwegian subsidiaries (the “Subsidiaries”) have been translated to U.S. dollars using the average currency exchange rates in effect during the year. The functional currency for Norway is Norwegian Kroner while Euro is the functional currency for the French subsidiary. Subsidiaries’ balance sheets have been translated using the currency exchange rate as of the end of the fiscal year. The impact of currency exchange rate changes on the translation of the Subsidiary’s balance sheet is reflected as a component of Other Comprehensive Income (Loss) in the Statements of Changes in Stockholders’ Equity. In fiscal 2005, the Company recognized a loss from translation adjustment of $110,000 related to winding down substantially all of the Norwegian operations.
COMPREHENSIVE INCOME
SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Components of other comprehensive income include foreign currency translation gains and losses and unrealized gains and losses on debt and equity securities. Comprehensive income is shown on the consolidated statements of changes in stockholders’ equity.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to provide fair value disclosures of its financial instruments. The Company estimates the fair value of its financial instruments using the following methods and assumptions: (1) quoted market prices, when available, are used to estimate the fair value of investments in marketable equity securities and (2) carrying amounts in the consolidated balance sheets approximate fair value for cash and cash equivalents, trade receivables and accounts payable.
RECLASSIFICATIONS
Certain amounts in the prior year financial statements were reclassified to conform to the current year presentation.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140.” This Statement resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This pronouncement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Currently, the Company does not have any derivative instruments or participate in any hedging activities, and therefore the adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.
In February 2006, the FASB issued Staff Position (FSP) No. FAS 123(R)-4 (As Amended) “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, which amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), “Share-Based Payment”. Under the Company’s option plans, cash settlement of the outstanding options is not permitted under any circumstances. Therefore, the adoption of FSP No. FAS 123(R)-4 did not have a material impact on the Company’s financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An amendment of FASB Statement No. 140”. This Statement requires recognition of servicing a financial asset by entering into a servicing contract in certain situations. This pronouncement is effective on the fiscal year beginning after September 15, 2006. Currently, the Company does not have any servicing assets or liabilities, and therefore the adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2006, The Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) discussed EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-03). EITF Issue No. 06-03 requires the disclosure of the amount of taxes collected in connection with a transaction with customers which are included in revenue. EITF No. 06-03 is effective for interim and annual periods beginning after December 15, 2006. The Company did not include any of these taxes in its revenue for the years ended June 24, 2006, June 25, 2005 and June 26, 2004.
In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after the adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Since the effective date falls within the Company’s fiscal year 2008, the Company did not adopt FIN 48 in fiscal 2006. Management is currently studying the impact on its financial position upon the adoption of this pronouncement starting the first quarter of the Company’s fiscal year 2008.
NOTE 2 — ACCOUNTS RECEIVABLE
Accounts Receivable consisted of:

	June 24, 2006	June 25, 2005
Trade Accounts Receivable	$6,022,000	$4,251,000
Allowance for Doubtful Accounts	(662,000)	(493,000)

Trade Accounts Receivable, net	$5,360,000	$3,758,000

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
NOTE 3 — INVENTORY
Inventory consisted of the following:

	June 24, 2006	June 25, 2005
Raw Material	$3,371,000	$1,935,000
Frozen Product & Other Finished Goods	5,297,000	4,337,000
Packaging	1,074,000	988,000

	9,742,000	7,260,000
Less Obsolescence Reserve	(281,000)	(331,000)

	$9,461,000	$6,929,000

NOTE 4 — FIXED ASSETS
The components of fixed assets were as follows:

	June 24, 2006	June 25, 2005
Land	$450,000	$71,000
Buildings	4,541,000	2,571,000
Machinery & equipment	13,564,000	10,892,000
Machinery & equipment under capital lease	34,000	589,000
Leasehold improvements	3,095,000	2,384,000
Furniture & fixtures	274,000	241,000
Computer software	1,127,000	1,090,000
Construction in progress	482,000	391,000

	23,567,000	18,229,000
Less: Accumulated depreciation and amortization	(15,232,000)	(14,074,000)
Less: Accumulated amortization on capital leases	(14,000)	(270,000)

	$8,321,000	$3,885,000

NOTE 5 — INVESTMENTS
The Company’s investments include a $375,000 equity investment in Cuisine Solutions Chile, which was accounted for under the cost method as of June 24, 2006 and June 25, 2005. During fiscal year 2006, the Company liquidated its entire investment in government securities with a market value of $1,090,000 as of June 25, 2005 to satisfy the payment on the overdraft credit facility for the discontinued Norway operations.
NOTE 6 — DISCONTINUED OPERATIONS
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
The assets and liabilities from discontinued operations at June 24, 2006, and June 25, 2005 are as follows:

	June 24, 2006	June 25, 2005
Assets from discontinued operations:
Cash and cash equivalents	$—	$36,000
Other assets	6,000	3,000

Total assets from discontinued operations	$6,000	$39,000

Liabilities from discontinued operations:
Accounts payable and accrued expenses	$150,000	$169,000
Note payable	—	1,031,000

Total liabilities from discontinued operations	$150,000	$1,200,000

The note payable in fiscal year 2005 included a $1,031,000 outstanding loan on a working capital overdraft line of credit with DnB Nor Bank. The overdraft facility was secured by a letter of credit posted by a U.S. banking institution that was renewed semi-annually. Long term investments of $1,090,000 and an $86,000 cash deposit had been pledged as collateral to secure the letter of credit. The Company liquidated the investments and satisfied the outstanding debt obligation during fiscal year 2006.
In October 2004, an agreement was signed with Hjelmeland Kommune to release the Company from the building lease in Norway. Since the lease was originally recorded as a capital lease, the capital lease asset of approximately $1,349,000 and related lease liability of $1,291,000 were offset with the difference being charged to the discontinued operations.
The following amounts related to Cuisine Solutions Norway have been segregated from continuing operations and reflected as follows:

	Year ended
	June 24, 2006	June 25, 2005	June 26, 2004
Net Sales	$—	$32,000	$1,386,000
Expenses:
Cost of goods sold	—	127,000	1,990,000
Selling and administrative expenses	—	1,000	22,000
Other operating expense	—	463,000	—
Interest expense	—	86,000	135,000
Other income	—	(1,000)	(100,000)

Loss from discontinued operations	—	(644,000)	(661,000)
Gain from disposal of assets	—	577,000	—
Loss from translation adjustments	—	(110,000)	—

Net loss from discontinued operations	$—	$(177,000)	$(661,000)

NOTE 7 — DEBT
Debt, at June 24, 2006 and June 25, 2005 was as follows:

			2006 Principal	2005 Principal
Lender	Description	Maturity	Outstanding	Outstanding
NORBAIL	Capital Lease	November, 20, 2005	$—	$33,000
CDN	Term Loan	October 22, 2012	167,000	181,000
BNP Paribas	Term Loan	March 6, 2008	148,000	210,000
Emprunt CIN	Term Loan	June 15, 2008	37,000	53,000
Emprunt CIN	Term Loan	June 20, 2010	65,000	77,000
SG	Term Loan	November 28, 2012	330,000	—
BNP Paribas	Term Loan	June 12, 2019	2,019,000	—
Emprunt CIN	Term Loan	October 23, 2013	125,000	—
FIC	Term Loan	October 22, 2005	—	231,000
FIC	Term Loan	December 10, 2004	—	—
FRC	Term Loan	November 10, 2006	—	500,000
BCT	Line of credit	November 1, 2006	1,000,000	1,774,000
BCT	Term Loan	March 15, 2010	156,000	192,000
BB&T	Term Loan	October 5, 2010	612,000	—
Volvo	Capital Lease	January 28, 2008	8,000	13,000
Volkswagen	Capital Lease	September 18, 2008	10,000	13,000

		Total	$4,677,000	$3,277,000
		Less: current portion	1,356,000	2,196,000

		Non-current portion	$3,321,000	$1,081,000

The Company believes that the carrying values of the amounts outstanding under the above debt instruments approximate fair value based upon their maturity dates and interest rates that approximate market rates for such debt instruments.
In October 2002, Cuisine Solutions France entered into a ten-year term loan to finance the acquisition of land and a building to be used as a distribution warehouse in the amount of €190,000 or $238,000. This loan, secured by the land and the building, bears interest of 5.7% and is due in October 2012. The current portion of this loan is $22,000 and the total outstanding principal amount was $167,000 as of June 24, 2006.
In March 2003, Cuisine Solutions France entered into a five-year term loan to further expand the facility in the amount of €280,000 or $351,000. This loan, secured by the facility, bears interest of 3.3% and is due on March 6, 2008. The total outstanding principal amount was $148,000 as of June 24, 2006, with a current portion of $73,000.
In February 2004 and September 2004, the Company entered into two separate 48-month capital lease agreements in the amount of $18,000 and $15,000, respectively, to provide two vehicles for two of the Company’s key managers. As of June 24, 2006, the commitments under these two capital leases had outstanding balances of $8,000 and $10,000 with a current portion of $5,000 and $4,000, respectively.
In June 2004, Cuisine Solutions France entered into a four-year unsecured term loan to finance its new computer server and packaging line equipment in the amount of €57,000 or $72,000. The loan bears interest of 3.95% and is due on June 15, 2008. The total outstanding principal is $37,000 at June 24, 2006, with a current portion of $18,000.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line-of-credit to finance its working capital requirements in the U.S. The line-of-credit is secured by the Company’s U.S. accounts receivable and inventory and further guaranteed by Food Investors Corporation (“FIC”), an affiliate, and secured by real estate owned by FIC. On December 23, 2005, the maximum borrowing amount of this line-of-credit was increased to $5,000,000 and the maturity date was extended to September 1, 2006. This line-of-credit bears an interest rate of 0.5% over the prime interest rate, or 8.5% as of June 24, 2006. The outstanding principal balance on the line-of-credit was $1,000,000 as of June 24, 2006. As of September 1, 2006, the expiration date of this line-of-credit was extended to November 1, 2006 while the Company is negotiating with the Bank of Charles Town for more favorable terms.
On March 15, 2005, the Company entered into a five-year term loan with the Bank of Charles Town in the amount of $200,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 6.75%, matures on March 15, 2010, and is secured by the equipment. As of June 24, 2006, the outstanding principal was $156,000 with a current portion of $38,000.

In June 2005, Cuisine Solutions France entered into a five-year unsecured term loan to finance its office remodeling in the amount of €64,000 or $80,000. The loan bears interest of 3.25% and is due on June 20, 2010. The total outstanding principal is $65,000 at June 24, 2006, with a current portion of $15,000.
On November 9, 2005, the Company entered into a five-year term loan with BB&T Bank in the amount of $680,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 7.3%, matures on October 5, 2010, and is secured by the equipment. As of June 24, 2006, the outstanding principal amount of the loan was $612,000 with a current portion of $122,000.
In November 2005, Cuisine Solutions France entered into a seven-year term loan to further expand its facility in the amount of €285,000 or $358,000. This loan, secured by the facility, bears interest of 2.8% and is due in November 2012. The outstanding principal of this loan is $330,000 as of June 24, 2006, and the current portion is $48,000.
In April 2006, Cuisine Solutions France entered into an unsecured seven-year installment loan agreement in the amount of up to €600,000 or $753,000 to finance equipment purchases for its new production facility in France. This equipment loan bears a variable rate of interest calculated according to the Accounts for Industrial Development (CODEVI) index rate plus 1%. As of April 9, 2006, the CODEVI index rate was 2.25% and therefore the interest rate of the loan is at 3.25%. This equipment loan matures in October 2013. As of June 24, 2006, the outstanding principal of this loan is $125,000 with a current portion of $11,000.
In May 2006, Cuisine Solutions France entered into a fifteen-year installment loan agreement to borrow an aggregate of up to €1,900,000 or $2,385,000, within the first 30 months, to finance a new production facility and related acquisition costs in France. This loan, secured by the new facility, bears a fixed interest rate at 3.6% per annum. This loan requires interest only payment for the first 30 months and a fixed monthly payment of €15,000 thereafter. The outstanding principal balance as of June 24, 2006 was $2,019,000 and the expected maturity date is June 12, 2019.
Debt maturities during each of the next five fiscal years and thereafter on an aggregate basis at June 24, 2006 were as follows:

2007	$1,356,000
2008	378,000
2009	401,000
2010	462,000
2011	334,000
Thereafter	1,746,000

Total	$4,677,000

NOTE 8 — STOCKHOLDERS’ EQUITY
The Company’s capital stock is comprised of two classes: Common Stock and Class B Stock. The Class B Stock, which is reserved for issuance to employees under stock option plans, is identical in all respects to the Common Stock except that the holders thereof have no voting rights unless otherwise required by law. There are no shares of Class B Stock outstanding.
NOTE 9 — INCOME TAXES
The composition of the provision for income taxes attributable to operations was:

Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Current:
Federal	$—	$—	$—
Foreign	20,000	19,000	18,000
State	—	—	—

	20,000	19,000	18,000

Deferred:
Federal	$—	$—	$—
Foreign	—	—	—
State	—	—	—

	—	—	—

Income tax expense	$20,000	$19,000	$18,000

The differences between amounts computed by applying the statutory federal income tax rates to income from operations and the total income tax benefit applicable to operations were as follows:

	Year Ended
	June 24, 2006	June 25, 2005	June 26, 2004
Federal tax expense (benefit) at statutory rates	$1,114,000	$581,000	$(238,000)
Income (loss) from foreign operations and investment	151,000	(584,000)	(103,000)
State income taxes, net	14,000	57,000	(60,000)
France minimum taxes	20,000	19,000	18,000
Credits	—	(27,000)	—
Period effect of change in valuation allowance	(240,000)	222,000	387,000
Permanent differences	(1,036,000)	(249,000)	13,000
Other, net	(3,000)	—	1,000

Total	$20,000	$19,000	$18,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The significant components of deferred tax assets are as follows:

	Year Ended
	June 24, 2006	June 25, 2005
Deferred tax assets:
NOL — US	$5,992,000	$5,408,000
NOL — Norway	1,356,000	1,356,000
NOL — France	415,000	566,000
Capital losses	63,000	63,000
Foreign other	74,000	74,000
Inventory adjustment	121,000	203,000
Basis difference in investments	793,000	1,381,000
Property and equipment	249,000	240,000
Allowance for bad debts	210,000	146,000
Stock options	241,000	—
AMT credit	—	27,000
Other	191,000	102,000

Total deferred tax assets	9,705,000	9,566,000

Less: Deferred tax liabilities
Worthless stock — Norway	408,000	—

Net deferred tax assets	9,297,000	9,566,000

Less: Valuation allowance	9,297,000	9,566,000

Net deferred tax	$—	$—

The Company has provided a valuation allowance against its deferred tax assets since the realization of these tax benefits cannot be reasonably assured. The net changes in total valuation allowance for the years ended June 24, 2006 and June 25, 2005 were an decrease of $269,000 and a decrease of $222,000, respectively, using an estimated tax rate of 40%.
The foreign net operating loss carry-forward can only be used to offset taxable income in the country where the loss carry-forward was generated. These operating loss carry-forwards are available to offset future foreign income, if any, through 2015.
The Company has net operating loss carry-forwards for U.S. Federal and state income tax purposes of $14,979,000 at June 24, 2006, which is available to offset future federal and state taxable income, if any, through 2025. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, are greater than 50%. The effects of any potential ownership changes, if any, have not been analyzed by the Company. Management believes there have been no significant ownership changes that would impact the use of net operating losses.

NOTE 10 — EMPLOYEE BENEFITS
The Company sponsors a qualified employee savings plan (the Plan) pursuant to the provisions of Section 401(k) of the Internal Revenue Code. All employees who are at least age 18 and have one year of service with the Company eligible to participate in the Plan. The Company makes matching contributions to the Plan of one-third of the first 6% of the participant’s voluntary contributions to the plan. Participants are immediately vested in their own tax deferred contributions plus actual earnings thereon. Participants vest 20% each year of the Company’s contribution plus actual earnings and are fully vested after five years. The Company expensed $36,000, $30,000 and $25,000 in fiscal years 2006, 2005 and 2004, respectively, for matching contributions made to the Plan
The Company expensed $33,000, $28,000 and $30,000 for a separate health and retirement plan for the CEO of the Company and two other non-Officers but key employees in fiscal years 2006, 2005, and 2004, respectively.
During fiscal year 1993, the Company established, upon stockholder approval, the 1992 Stock Option Plan which provided for up to 300,000 shares of the Company’s Common Stock to be made available to employees at various prices as established by the Board of Directors at the date of grant. During fiscal year 1997 the Company amended its 1992 Stock Option Plan to increase the number of shares in its plan from 300,000 to 1,300,000. During fiscal year 1998 the Company amended its 1992 Stock Option Plan to increase the number of shares in its plan from 1,300,000 to 1,753,000 upon majority shareholder approval.
During fiscal year 2000, the Company adopted the 1999 Stock Option Plan which provides for up to 2,600,000 shares of the Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. As of June 24, 2006, there are 275,998 shares are available for future option grants under the 1999 Plan.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006, 2005 and 2004 as follows:

	June 24, 2006	June 25, 2005	June 26, 2004
Expected dividend yield	—	—	—
Risk-free interest rate	3.9%	4.2%	4.5%
Expected life (in years)	5	6	10
Expected volatility	179%	251%	96%
The expected life of option is based on the weighted-average years of post-vesting employment termination and employees’ exercises or forfeiture history. The expected volatility is estimated based on the past three-year average closing prices of the Company’s stock. None of the Company’s outstanding option awards have post-vesting restrictions.
A summary of option activity under both of the Company’s plans as of June 24, 2006, June 25, 2005, and June 26, 2004, and changes during the fiscal years then ended are presented below:

	Fiscal Year 2006		Fiscal Year 2005		Fiscal Year 2004
		Weighted- Average		Weighted- Average		Weighted- Average
Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of the year	2,795,968	$1.02	2,893,616	$1.02	1,914,500	$1.11
Granted	18,034	$0.01	188,852	$1.34	1,089,616	$0.89
Exercised	(365,903)	$1.13	(238,500)	$0.88	(10,000)	$0.70
Forfeited or expired	—	—	(48,000)	$2.98	(100,500)	$1.65
Outstanding at end of the year	2,448,099	$0.99	2,795,968	$1.02	2,893,616	$1.01

Exercisable at end of the year	2,194,349	$0.99	2,252,218	$1.04	1,979,241	$1.04

The following table summarizes information about stock options outstanding at June 24, 2006:

	Stock Options Outstanding
	Number	Weighted-Average		Aggregate
	Outstanding	Remaining	Weighted-Avg	Intrinsic
Range of Exercise Prices	6/24/2006	Contractual Life	Exercise Price	Value
$0.01 to $0.24	161,502	8.00	$0.01	$381,383
$0.25 to $0.6561	85,250	6.33	$0.25	$—
$0.6562 to $1.030	1,224,000	6.60	$0.88	$19,050
$1.031 to $1.37	518,997	4.14	$1.14	$87,600
$1.38 to $1.50	338,350	1.13	$1.38	$—
$1.51 to $2.00	—	—	$—	$—
$2.01 to $2.50	120,000	8.34	$2.10	$—

	2,448,099	5.45	$0.99	$488,033

	Stock Options Exercisable
	Number	Weighted-Average		Aggregate
	Exercisable	Remaining	Weighted-Avg	Intrinsic
Range of Exercise Prices	at 6/24/2006	Contractual Life	Exercise Price	Value
$0.01 to $0.24	161,502	8.00	$0.01	$381,383
$0.25 to $0.6561	85,250	6.33	$0.25	$—
$0.6562 to $1.030	992,750	6.39	$0.88	$14,288
$1.031 to $1.37	506,497	4.04	$1.14	$—
$1.38 to $1.50	338,350	1.13	$1.38	$87,600
$1.51 to $2.00	—	—	$—	$—
$2.01 to $2.50	110,000	8.34	$2.10	$—

	2,194,349	5.20	$0.99	$483,271

Effective June 26, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment,” using modified prospective-transition method. Under that transition method, compensation cost recognized in the fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 25, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As a result, a non-cash charge of $134,000 was charged to compensation expense during fiscal year 2006.
As of June 24, 2006, the Company’s total un-recognized compensation cost related to non-vested awards is $189,000 and the weighted-average years over which it is expected to be realized is 1.04 years. During fiscal year 2006, the Company received $415,000 in cash from exercise of options. During fiscal year 2004 through 2006, there is no modifications to the Company’s option awards and none of the compensation cost resulted from these options awards are capitalized. The Company did not recognize any tax benefit from compensation cost related to the option awards due to the cumulative net operation loss carryforward prior to fiscal year 2005.
NOTE 11 — COMMITMENTS
The Company leases office and plant space, vehicles, and certain office equipment under operating leases, which expire on various dates through 2014. Certain leases provide for escalations in rent based upon increases in the lessor’s annual operating costs or the consumer price index. Future minimum lease payments under these agreements at June 24, 2006 were as follows:

2007	$654,000
2008	585,000
2009	531,000
2010	541,000
2011	561,000
Thereafter	2,157,000

Total	$5,029,000

Rent expense for operations approximated $603,000, $559,000 and $483,000 for fiscal years 2006, 2005 and 2004, respectively.

NOTE 12 – ASSET RETIREMENT OBLIGATION
According to the terms and conditions of the amended lease agreement, effective June 2006, for the manufacturing facility in the U.S., the Company is required to restore a portion of the premises to its conditions as in existence prior to the alterations and improvements made by the Company. The present value of the estimated restoration cost is $398.000. In addition, the Company is required to make monthly deposits of $5,000, adjusted annually, to a restricted bank account (restricted cash) as security in fulfilling this obligation.
NOTE 13 — TRANSACTIONS WITH RELATED PARTIES
As of June 25, 2005, the Company had an accrued liability of $387,000 payable to Food Research Corporation (“FRC”). The liability was previously payable to SOMDIAA until SOMDIAA’s position as creditor was assumed by FRC. SOMDIAA is a holding company which is majority owned by Secria, S.A. and Secria Europe, S.A. Both enterprises are owned by the family of the Chairman of the Company, Jean-Louis Vilgrain, (“JLV Group”); and FRC is owned by Secria Europe, S.A. SOMDIAA provides the administration of French Social Security healthcare and retirement plans for individuals who work within the JLV Group. The primary portion of the accrual is related to amounts billed from SOMDIAA for separate health and retirement plans for the CEO of the Company and two other non-officer key employees. During fiscal year 2006, the Company repaid all its liabilities to FRC.
On June 12, 2001, the Company signed an agreement with Inversiones Stefal ltda of Chile, Farmers Market Land of Germany, Inversiones Continex of Chile, and Iso-Tech Ltda of Brazil (the “parties”) to create a joint venture that was originally contemplated to be structured as a partnership, to build a sous-vide processing facility in Chile. This initial agreement was terminated without prejudice between the parties in fiscal year 2003 prior to the capitalization of the partnership. However, the parties decided to continue the project through the formation of a corporation, Cuisine Solutions Chile, S.A. (“Cuisine Solutions Chile”). The Company received a 10% interest in Cuisine Solutions Chile and is a minority shareholder of Cuisine Solutions Chile. The 10% interest was issued to the Company in consideration of certain intangible assets, such as know-how for the plant development and operations and marketing support, all of which had no carrying value on the Company’s consolidated balance sheets. Cuisine Solutions Chile is controlled by its majority shareholder and its affiliates, none of which are affiliated with the Company. The intended purpose of the facility is to produce high quality, value priced whitefish, shellfish and salmon products in Chile for the global retail and foodservice markets. An agreement to market certain sous-vide products was signed by the parties and a commercial agreement regarding the purchase of certain raw materials from Cuisine Solutions Chile was signed in fiscal year 2004. The plant began operations in August 2004. During the Company’s second quarter of fiscal year 2005, Cuisine Solutions Chile conducted a capital raise from its existing shareholders. In order to maintain the Company’s 10% interest in Cuisine Solutions Chile, the Company sold equipment from its discontinued facility in Norway to Cuisine Solutions Chile in exchange for a note receivable of $500,000 payable in three installments, all due before March 2005, and $500,000 in equity in Cuisine Solutions Chile (determined based upon cash invested by the majority shareholder of Cuisine Solutions Chile). As of April 2, 2005, the $500,000 note has been paid in full. Management recorded a discount of $125,000 against the value of the equity received. Management believes that this discount is appropriate because there is no ready market for the stock of Cuisine Solutions Chile, Cuisine Solutions Chile has a limited operating history, and the Company’s ownership stake represents only a minority interest in Cuisine Solutions Chile. The Company’s 10% equity investment in Cuisine Solutions Chile is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile. During the fiscal year 2006 and 2005, the Company purchased $4,159,000 and $2,574,000, respectively, of products from Cuisine Solutions Chile for resale in the U.S. and Europe.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line-of -credit to finance its working capital requirements in the U.S. The line-of-credit is secured by the Company’s U.S. accounts receivable and inventory and further guaranteed by Food Investors Corporation (“FIC”), an affiliate of the Company, and secured by real estate owned by FIC. On December 23, 2005, the maximum borrowing amount of this line-of-credit was increased to $5,000,000 and the maturity date was extended to September 1, 2006. This line of credit bears an interest rate of 0.5% over the prime interest rate, or 8.25% as of June 24, 2006. The outstanding principal balance on the line-of-credit was $1,000,000 as of June 24, 2006. During fiscal year 2006, the Company paid FIC $61,000 as a compensation for its guarantee on this line-of-credit. As of September 1, 2006, the expiration date of this line-of-credit was extended to November 1, 2006 while the Company is negotiating with the Bank of Charles Town for more favorable terms.
NOTE 14 — SALES TO MAJOR CUSTOMERS
Due to the decentralized purchase decision processes of customers within the foodservice, retail, military and national restaurant chain channels, management does not believe any single customer creates a dependency relationship.
During fiscal year 2006, one military distributor represented 13.6% of the Company’s total revenue and another retail customer accounted for 12.4% of the Company’s total revenue. The Company did not have sales to any one customer that represented 10% of the total business in fiscal year 2005 or fiscal year 2004.

The foodservice and national restaurant chain channels consist of a wide base of hotel banquet and convention centers in a decentralized purchase decision environment and no single customer can have a material impact on the total Company. Retail has a smaller base of customers that create most of the demand for the packaged food lines. The largest of the retail customer’s purchase decisions are also decentralized and so the loss of a single customer should not have a material impact. Cuisine Solutions decision to diversify U.S. military sales to include the Army in fiscal year 2004 was not only to grow the channel, but also to reduce dependency on the Navy. The Army is now a major end customer for Cuisine Solutions. The Company cannot anticipate the length of time that the troops will remain in the war zones where the current menus utilizing the Company’s products are operational.
Foreign sales accounted for approximately 30.6%, 35.5%, and 38.8% of total sales in fiscal years 2006, 2005 and 2004, respectively.
NOTE 15 — LITIGATION
At the end of fiscal year 2002, the Company filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in the joint venture, Cuisine Solutions do Brasil Ltda, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions, Inc. according to both the joint venture agreement and Brazilian law. For additional information regarding this proceeding, refer to “Legal Proceedings” in Part I of this Form 10-K.
There are no material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company is a party or to which any of its property is subject. Management does not believe that any amounts it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.
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

	(in thousands, except per share amounts)
	FISCAL YEAR 2006 QUARTERS ENDED
	September 17, 2005	December 10, 2005	April 1, 2006	June 24, 2006
Net sales	$14,752	$16,595	$17,967	$14,800
Gross margin	4,086	4,181	4,469	3,376
Income from continuing operations before discontinued operations	1,522	787	659	686
Loss from discontinued operations	—	—	—	—
Net income	1,522	787	659	686
Net income per share – basic	$0.09	$0.05	$0.04	$0.04
Net income per share – diluted	$0.08	$0.04	$0.04	$0.04

	FISCAL YEAR 2005 QUARTERS ENDED
	September 18, 2004	December 11, 2004	April 2, 2005	June 25, 2005
Net sales	$8,703	$11,062	$14,355	$12,126
Gross margin	2,007	2,942	3,726	2,699
Income from continuing operations before discontinued operations	280	532	511	563
(Loss) Income from discontinued operations	(118)	61	—	(120)
Net income	162	593	511	443
Net income per share-basic	$0.01	$0.04	$0.03	$0.03
Net income per share-diluted	$0.01	$0.03	$0.03	$0.03

	FISCAL YEAR 2004 QUARTERS ENDED
	September 20, 2003	December 13, 2003	April 3, 2004	June 26, 2004
Net sales	$6,735	$8,764	$10,912	$8,924
Gross margin	1,276	2,139	2,365	1,948
(Loss) Income from continuing operations before discontinued operations	(42)	135	(245)	(191)
(Loss) Income from discontinued operations	(139)	(72)	(316)	(134)
Net (loss) income	(181)	63	(561)	(325)
Net loss per share –basic and diluted	$(0.01)	$—	$(0.03)	$(0.02)

SCHEDULE II
CUISINE SOLUTIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions	Reduction/	Balance at
	Beginning	charged to	write-off to	End of
	of Period	operations	allowance	Period
Year ended June 26, 2004
Allowance for doubtful accounts	$62,000	$301,000	$295,000	$68,000
Allowance for obsolete inventory	$425,000	$106,000	$369,000	$162,000

Year ended June 25, 2005
Allowance for doubtful accounts	$68,000	$441,000	$16,000	$493,000
Allowance for obsolete inventory	$162,000	$317,000	$148,000	$331,000

Year ended June 24, 2006
Allowance for doubtful accounts	$493,000	$173,000	$4,000	$662,000
Allowance for obsolete inventory	$331,000	$—	$50,000	$281,000