Form 10-Q
period 2006-09-16
CUISINE SOLUTIONS INC
filed 2006-10-26
CIK 737602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 16, 2006
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
The number of shares of outstanding of each of the issuer’s classes of common stock, $0.01 par value, outstanding as of October 25, 2006 was:

Class of Common Stock	Number of Shares

Class A Class B	16,439,191 None

TABLE OF CONTENTS

PART I
Item 1. Financial Statements (unaudited)	page 3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	page 12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	page 20
Item 4. Controls and Procedures	page 21

PART II
Item 1. Legal Proceedings	page 22
Item 1A. Risk Factors	page 22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	page 22
Item 3. Defaults Upon Senior Securities	page 22
Item 4. Submission of Matters to a Vote of Security Holders	page 22
Item 5. Other Information	page 22
Item 6. Exhibits	page 22

SIGNATURES	page 23
EX-31.1: Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	page 24
EX-31.2: Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	page 25
EX-32.1: Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002	page 26

CUISINE SOLUTIONS, INC.
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 16,	June 24,
	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$2,151,000	$2,154,000
Trade accounts receivable, net	5,925,000	5,360,000
Inventory, net	10,812,000	9,461,000
Prepaid expenses	590,000	373,000
Accounts receivable, related parties	29,000	25,000
Other current assets	634,000	616,000
Assets from discontinued operations	7,000	6,000

TOTAL CURRENT ASSETS	20,148,000	17,995,000
Investments, non-current	375,000	375,000
Fixed assets, net	9,623,000	8,321,000
Restricted cash	20,000	5,000
Other assets	72,000	70,000

TOTAL ASSETS	$30,238,000	$26,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line-of-credit	$3,000,000	$1,000,000
Current portion of long-term debt	386,000	356,000
Accounts payable and accrued expenses	6,986,000	5,831,000
Accrued payroll and related liabilities	1,605,000	2,455,000
Liabilities from discontinued operations	144,000	150,000

Total current liabilities	12,121,000	9,792,000

Long-term debt, less current portion	3,812,000	3,321,000
Asset retirement obligation	398,000	398,000

TOTAL LIABILITIES	16,331,000	13,511,000

Commitments and contingencies
Stockholders’ equity
Common Stock
Class A Stock — $.01 par value, 20,000,000 shares authorized, 16,439,191 shares issued and outstanding at September 16, 2006 and June 24, 2006	165,000	165,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	27,587,000	27,516,000
Accumulated deficit	(14,602,000)	(15,127,000)
Accumulated Other Comprehensive Income
Cumulative translation adjustment	757,000	701,000

TOTAL STOCKHOLDERS’ EQUITY	13,907,000	13,255,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,238,000	$26,766,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Twelve Weeks Ended
	September 16,	September 17,
	2006	2005
Net sales	$14,206,000	$14,752,000
Cost of goods sold	11,036,000	10,666,000

Gross margin	3,170,000	4,086,000

Selling and administration	2,512,000	2,486,000
Depreciation and amortization	65,000	41,000

Income from operations	593,000	1,559,000

Non-operating income (expense)
Investment income	3,000	25,000
Interest expense	(76,000)	(36,000)
Other income (expense), net	11,000	(26,000)

Total non-operating expense	(62,000)	(37,000)

Income before income tax	531,000	1,522,000
Provision for income tax expense	(6,000)	—

NET INCOME	$525,000	$1,522,000

Basic and diluted net income per common share:
Net income per common share-basic	$0.03	$0.09
Net income per common share-diluted	$0.03	$0.08

Weighted average shares outstanding-basic	16,439,191	16,080,175
Common stock equivalents	1,763,703	1,895,320

Weighted average shares outstanding-diluted	18,202,894	17,975,495

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Retained	Unrealized Gains
		Additional	Earnings	(Losses) on Debt	Cumulative	Total
	Common	Paid-In	(Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit)	Investments	Adjustment	Equity
Balance, June 24, 2006	$165,000	$27,516,000	$(15,127,000)	$—	$701,000	$13,255,000

Exercise of common stock options	—	—	—	—	—	—
Stock-based compensation	—	71,000	—	—	—	71,000
Twelve weeks 2007 net income	—	—	525,000	—	—	525,000
Other Comprehensive Income
Unrealized loss on debt and equity investments	—	—	—	—	—	—
Translation adjustment	—	—	—	—	56,000	56,000

Other Comprehensive Income	—	—	—	—	—	56,000
Comprehensive income						581,000

Balance, September 16, 2006	$165,000	$27,587,000	$(14,602,000)	$—	$757,000	$13,907,000

			Retained	Unrealized Gains
		Additional	Earnings	(Losses) on Debt	Cumulative	Total
	Common	Paid-In	(Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit)	Investments	Adjustment	Equity
Balance, June 25, 2005	$161,000	$26,754,000	$(18,781,000)	$(7,000)	$524,000	$8,651,000

Exercise of common stock options	—	15,000	—	—	—	15,000
Stock-based compensation	—	62,000	—	—	—	62,000
Twelve weeks 2006 net income	—	—	1,522,000	—	—	1,522,000
Other Comprehensive Income
Unrealized loss on debt and equity investments	—	—	—	(9,000)	—	(9,000)
Translation adjustment	—	—	—	—	33,000	33,000

Other Comprehensive Income	—	—	—	—	—	24,000
Comprehensive income						1,546,000

Balance, September 17, 2005	$161,000	$26,831,000	$(17,259,000)	$(16,000)	$557,000	$10,274,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Twelve weeks ended
	September 16,	September 17,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$525,000	$1,522,000

Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	255,000	226,000
Allowance for doubtful accounts	(25,000)	67,000
Inventory obsolescence reserve	81,000	166,000
Loss on investments	—	5,000
Stock-based compensation	71,000	62,000
Changes in assets and liabilities, net of effects of non-cash transactions:
Increase in accounts receivable	(540,000)	(997,000)
Increase in inventory	(1,432,000)	(599,000)
Increase in prepaid expenses	(217,000)	(145,000)
(Increase) decrease in accounts receivable, related parties	(4,000)	28,000
Increase in other assets	(20,000)	(37,000)
Increase in accounts payable and accrued expenses	1,155,000	1,455,000
(Decrease) increase in accrued payroll and related liabilities	(850,000)	510,000
Changes in assets and liabilities of discontinued operations	(7,000)	(277,000)

Net cash (used in) provided by operating activities	(1,008,000)	1,986,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	139,000
Increase in restricted cash	(15,000)	—
Capital expenditures	(1,557,000)	(343,000)

Net cash used in investing activities	(1,572,000)	(204,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt	(69,000)	(782,000)
Proceeds from debt	590,000	—
Net borrowing (repayment) on line-of-credit	2,000,000	(374,000)
Proceeds from stock issuance	—	15,000

Net cash provided by (used in) financing activities	2,521,000	(1,141,000)

Net (decrease) increase in cash and cash equivalents	(59,000)	641,000
Change in cumulative translation adjustment	56,000	33,000
Cash and cash equivalents, beginning of period	2,154,000	2,171,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$2,151,000	$2,845,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$67,000	$29,000
Cash paid during the period for income taxes	$1,000	$—
See accompanying notes to consolidated condensed financial statements.

Cuisine Solutions, Inc.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 16, 2006
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for the fair presentation of the Company’s results of operations, financial position and changes therein for the periods presented have been included.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in the areas of allowance for doubtful accounts, inventory obsolescence reserve, share-based payments, lease obligations and income taxes. The Company bases its judgments and estimates on historical experience and other assumptions that it believes are reasonable.
The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 24, 2006, as filed with the SEC.
Nature of Operations
Cuisine Solutions develops, produces and markets upscale fully cooked, frozen entrees and sauces for the banquet, airline, passenger rail service, retail, military and restaurant industries with primary manufacturing facilities in the U.S. and France.
Principles of Consolidation
The financial statements include the accounts of Cuisine Solutions, Inc. and its subsidiaries, Cuisine Solutions Norway, S.A. (discontinued operations) and Cuisine Solutions in France (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in the consolidated condensed financial statements.
The consolidated financial statements include all assets, liabilities, revenues, expenses, income, loss and cash flows of Cuisine Solutions, Inc. and all companies in which Cuisine Solutions, Inc. has a controlling voting interest (the “Subsidiaries”), as if Cuisine Solutions, Inc. and its subsidiaries were a single company.
Revenue Recognition
The Company recognizes revenues, including shipping charges billed to customers, at the time products are shipped to its customers. The Company’s sales are evidenced by verbal or physical purchase orders from the customers and are confirmed by sales acknowledgements sent to the customers via facsimile. All products are shipped frozen, except for some retail sales items in France, which are shipped refrigerated. All sales are at fixed and determinable pricing and customers are responsible for freight costs. As part of its credit policy, the Company completes sales to customers that, based on its experience, it believes will remit payment in full for the goods sold. Revenue is reduced for potential returns, adjustments, and allowances provided to customers as required by Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists”.
Customer Dependency
A large portion of Cuisine Solutions’ revenue has traditionally come from the supply of its products to travel-related customers. Since fiscal 2004, Cuisine Solutions has made a concerted effort to diversify its sales into retail, national restaurant chains, and the U.S. military channels. Growth in those areas continues to reduce the Company’s dependency on the travel industry. In fiscal 2006, some of the Company’s largest customers in terms of sales were companies or organizations outside of the travel related industry. Management believes that Cuisine Solutions’ revenue will continue to grow in the non-travel related channels. During the first quarter of fiscal 2007, one customer in the Military channel in the U.S., the U.S. Army, accounted for 10% or more of the Company’s total revenue.

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
Foreign Currency Translation
The Statements of Operations of the Company’s French and discontinued Norwegian subsidiaries have been translated to U.S. dollars using the average currency exchange rates in effect during the period. The functional currency for Norway is Norwegian Kroner while Euro is the functional currency for the French subsidiary. Subsidiaries’ balance sheets have been translated using the currency exchange rate as of the end of the quarter. The impact of currency exchange rate changes on the translation of the Subsidiary’s balance sheet is reflected as a component of Other Comprehensive Income in the Statements of Changes in Stockholders’ Equity.
NOTE 2 – FISCAL PERIODS
The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first and second quarters of fiscal 2007 and 2006 contain 12 weeks, the third quarters of fiscal 2007 and 2006 contain 16 weeks, while the fourth quarters of fiscal 2007 and 2006 contain 13 and 12 weeks respectively.
NOTE 3 – ACCOUNTS RECEIVABLE
     Accounts Receivable consists of:

	September 16, 2006	June 24, 2006
Trade accounts receivable	$6,562,000	$6,022,000
Allowance for doubtful accounts	(637,000)	(662,000)

Trade accounts receivable, net	$5,925,000	$5,360,000

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
NOTE 4 – INVENTORY
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as required by SFAS No. 151, “Inventory Costs-An Amendment of ARB No.43, Chapter 4.”
The Company determines the inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. Total inventory obsolescence reserves as of September 16, 2006 and June 24, 2006 were $366,000 and $281,000, respectively.
     Inventory consists of:

	September 16, 2006	June 24, 2006
Raw materials	$3,475,000	$3,371,000
Frozen product & other finished goods	6,657,000	5,297,000
Packing materials & supplies	1,042,000	1,074,000

	11,174,000	9,742,000
Less obsolescence reserve	(362,000)	(281,000)

	$10,812,000	$9,461,000

NOTE 5 – COMMITMENTS AND CONTINGENCIES
From time to time, the Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.
According to the terms and conditions of the amended lease agreement, effective June 2006, for the manufacturing facility in the U.S., the Company is required to restore a portion of the premises to its condition as in existence prior to the alterations and improvements made by the Company. The present value of the estimated restoration cost is $398,000. In addition, the Company is required to make monthly deposits of $5,000, adjusted annually, to a restricted bank account (restricted cash) as security in fulfilling this obligation.
NOTE 6 – TRANSACTIONS WITH RELATED PARTIES
The Company has a 10% equity interest in Cuisine Solutions Chile, S.A. (“Cuisine Solutions Chile”). The Company’s 10% equity investment in Cuisine Solutions Chile is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile. During the first quarter of fiscal year 2007 and 2006, the Company purchased $827,000 and $775,000, respectively, of products from Cuisine Solutions Chile for resale in the U.S. and Europe.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line-of -credit to finance its working capital requirements in the U.S. The line-of-credit is secured by the Company’s U.S. accounts receivable and inventory and further guaranteed by Food Investors Corporation (“FIC”), an affiliate of the Company, and secured by real estate owned by FIC. On December 23, 2005, the maximum borrowing amount of this line-of-credit was increased to $5,000,000 and the maturity date was extended to September 1, 2006. This line of credit bears an interest rate of 0.5% over the prime interest rate, or 8.75% as of September 16, 2006. The outstanding principal balance on the line-of-credit was $3,000,000 as of September 16, 2006. During the first quarter of fiscal year 2007, the Company paid FIC $17,000 as compensation for its guarantee on this line-of-credit. As of September 1, 2006, the expiration date of this line-of-credit was extended to November 1, 2006 while the Company is negotiating with the Bank of Charles Town for more favorable terms.
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
The assets and liabilities of discontinued operations at September 16, 2006 and June 24, 2006 are as follows:

	September 16, 2006	June 24, 2006
Assets of discontinued operations:
Cash	$2,000	$—
Other assets	5,000	6,000
Total assets of discontinued operations	$7,000	$6,000

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$144,000	$150,000

Total liabilities of discontinued operations	$144,000	$150,000

NOTE 8 – EARNINGS PER SHARE
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also include common stock equivalents outstanding during the period, if dilutive. The Company’s common stock equivalents consist of stock options. The weighted average number of shares outstanding related to stock options was 2,459,467 and 2,791,726 for the twelve weeks ended September 16, 2006 and September 17, 2005, respectively. The number of common stock options included in the diluted earnings per share calculations was 1,763,703 and 1,895,320 for the twelve weeks ended September 16, 2006 and September 17, 2005, respectively.

NOTE 9 – ACCOUNTING FOR STOCK-BASED COMPENSATION
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
During fiscal year 2000, the Company adopted the 1999 Stock Option Plan which provides for up to 2,600,000 shares of the Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. As of June 24, 2006, there are 275,998 shares available for future option grants under the 1999 Plan.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the first quarter of fiscal year 2007 and 2006 as follows:

	Twelve weeks ended	Twelve weeks ended
	September 16, 2006	September 17, 2005
Expected dividend yield	—	—
Risk-free interest rate	5.1%	3.7%
Expected life (in years)	5	5
Expected volatility	95%	209%
The expected life of option is based on the weighted-average years of post-vesting employment termination and employees’ exercises or forfeiture history. The expected volatility is estimated based on the past three-year average closing prices of the Company’s stock. There is no expected dividend yield included in the calculation of the fair value of each option grant since the Company does not currently have a dividend policy. Risk-free interest rates were based on 5-year treasury constant maturity rates on the grant date as published by the Federal Reserve. None of the Company’s outstanding option awards have post-vesting restrictions.
A summary of option activity under both of the Company’s plans as of September 16, 2006 and September 17, 2005, and changes during the 12 weeks then ended are presented below:

	Twelve weeks ended		Twelve weeks ended
	September 16, 2006		September 17, 2005
		Weighted- Average		Weighted- Average
Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of the quarter	2,448,099	$0.99	2,795,968	$1.02
Granted	12,401	$0.01	10,758	$0.01
Exercised	—	$—	(15,000)	$0.95
Forfeited or expired	—	$—	—	$—
Outstanding at end of the quarter	2,460,500	$0.99	2,791,726	$1.01

Exercisable at end of the quarter	2,200,550	$0.99	2,242,597	$1.03

The following table summarizes information about stock options outstanding at September 16, 2006:

	Stock Options Outstanding
	Number	Weighted-Average		Aggregate
	Outstanding	Remaining	Weighted-Avg	Intrinsic
Range of Exercise Prices	9/16/2006	Contractual Life	Exercise Price	Value
$0.01 to $0.24	173,903	7.91	$0.01	$443,789
$0.25 to $0.6561	85,250	6.10	$0.25	$—
$0.6562 to $1.030	1,224,000	6.37	$0.88	$19,050
$1.031 to $1.37	518,997	3.92	$1.14	$—
$1.38 to $1.50	338,350	0.90	$1.38	$87,600
$1.51 to $2.00	—	—	$—	$—
$2.01 to $2.50	120,000	8.11	$2.10	$—

	2,460,500	5.28	$0.99	$550,439

	Stock Options Exercisable
	Number	Weighted-Average		Aggregate
	Exercisable	Remaining	Weighted-Avg	Intrinsic
Range of Exercise Prices	at 9/16/2006	Contractual Life	Exercise Price	Value
$0.01 to $0.24	167,703	7.84	$0.01	$412,586
$0.25 to $0.6561	85,250	6.10	$0.25	$—
$0.6562 to $1.030	992,750	6.16	$0.88	$14,288
$1.031 to $1.37	506,497	3.83	$1.14	$—
$1.38 to $1.50	338,350	0.90	$1.38	$87,600
$1.51 to $2.00	—	—	$—	$—
$2.01 to $2.50	110,000	8.11	$2.10	$—

	2,200,550	5.00	$0.99	$514,474

Effective June 26, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment,” using the modified prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of fiscal year 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 25, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As a result, a non-cash charge of $71,000 and $62,000 was charged to compensation expense during the first quarter of fiscal year 2007 and 2006, respectively.
As of September 16, 2006, the Company’s total un-recognized compensation cost related to non-vested awards is $169,000 and the weighted-average years over which it is expected to be realized is 1.03 years. During the first quarter of fiscal year 2007, there were no options exercised. During the first quarter of fiscal year 2007 and 2006, there were no modifications to the Company’s option awards and none of the compensation cost resulting from these options awards was capitalized. The Company did not recognize any tax benefits from compensation cost related to the option awards due to the cumulative net operation loss carryforward prior to fiscal year 2005.
NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet assessed the impact of adopting SFAS No. 157.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. Currently, the Company does not have a defined benefit pension plan, and therefore the adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position or results of operations.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its financial condition or results of operations.
NOTE 11 – RECLASSIFICATIONS
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
BUSINESS OVERVIEW
Cuisine Solutions produces and markets prepared foods to the Foodservice Industry utilizing sales channels such as airlines, passenger trains, harbor cruise lines, hotel banquets, retail, retail in-store delis and frozen food, military and national restaurant chains. Cuisine Solutions develops and sells upscale, fully cooked frozen food and has been providing high quality entrees to the Foodservice market for over fifteen years. We believe that the Company is recognized in the marketplace as having one of the highest quality frozen food product lines in the world. Our motto is: exceptional food for exceptional events with ultimate convenience at a good value.
Cuisine Solutions currently distributes products through the following sales channels:
•	On Board Services: Airlines, railroad and cruise lines;
•	Foodservice: Hotel banquets, convention centers, sport stadiums and other special events such as the Olympics;
•	Retail: Supermarket in-store deli, premium packaged foods;
•	Military: Naval carriers, Army field feeding, and military dining halls and clubs; and
•	National Restaurant Chains: Upscale multi-unit restaurants.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
A summary of the Company’s significant accounting policies is discussed below. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies to areas including the allowance for doubtful accounts, inventory obsolescence reserve, share-based compensation, lease obligations and deferred tax valuation allowance. Management bases its judgments and estimates on current and historical data, past experience and other assumptions and information that it believes are reasonable and reliable. Actual results could differ materially from those estimates. Our accounting policies are more fully described in the “Notes to Unaudited Consolidated Condensed Financial Statements” contained elsewhere in this report.
Trade receivables are reported in the consolidated balance sheets net of the allowance for doubtful accounts. Generally, the Company considers receivables past due 30 days subsequent to the billing date. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical collection experience or changes in the financial condition of its customers. As these factors change, the Company’s allowance for doubtful accounts may change in subsequent accounting periods. Generally, losses have historically been within management’s expectations and have not been significant. As of September 16, 2006 and June 24, 2006, the Company maintained an allowance for doubtful accounts of approximately $637,000 and $662,000, or 9.7% and 11.0% of gross accounts receivable, respectively.

The Company determines the inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. Total inventory obsolescence reserve as of September 16, 2006 and June 24, 2006 are $366,000 and $281,000, or 3.3% and 2.9% of total inventory, respectively.
The Company accounts for corporate income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company has fully reserved its deferred tax asset since the realization of these tax benefits cannot be reasonably assured.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet assessed the impact of adopting SFAS No. 157.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. Currently, the Company does not have a defined benefit pension plan, and therefore the adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position or results of operations.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its financial condition or results of operations.
RESULTS OF OPERATIONS
Comparison of the twelve weeks ended September 16, 2006 to the twelve weeks ended September 17, 2005
Revenue in the first quarter of fiscal year 2007 decreased $546,000 from $14,752,000 to $14,206,000, a 3.7% decrease compared to the first quarter of the fiscal 2006, due primarily to a 33.0% decrease in military sales in the U.S. from $5,718,000 to $3,833,000. The decrease in military sales of $1,885,000 was partially offset by the $1,281,000, or 72.2%, increase in retail sales to $3,055,000 in the first quarter of fiscal year 2007 as compared to $1,774,000 in the first quarter of fiscal year 2006. The Company experienced a spike in sales in the military in the first quarter of fiscal year 2006 that was more than 60% higher than any previous or subsequent quarters. The Company believes the spike may be attributed to U.S. Government end of fiscal year 2005 spending.
The Company reported net income for the first quarter of fiscal 2007 of $525,000 compared to $1,522,000 for the first quarter of fiscal 2006. The 65.5% decrease in net income was primarily due to the decreased revenue from military sales and a change in product mix that did not allow Cuisine Solutions to capture the corresponding production and procurement efficiencies as it did in the first quarter of fiscal year 2006. Also, there were additional startup costs associated with the new production facility purchased in France and the additional space leased in the U.S.

Net Sales
First quarter net sales by region for fiscal 2007 and 2006 were as follows:

	Q1 Fiscal 2007	Q1 Fiscal 2006	$ Change	%Change
U.S.	$9,897,000	$10,592,000	$(695,000)	(6.6%)
France	4,309,000	4,160,000	149,000	3.6%

Total Net Sales	$14,206,000	$14,752,000	$(546,000)	(3.7%)

Fiscal year 2007 first quarter revenue of $14,206,000 reflects a consolidated sales decrease of 3.7% from fiscal year 2006 first quarter revenue of $14,752,000. The decrease in sales in the first quarter of fiscal year 2007 was attributable to a 6.6% decrease in U.S. sales as compared to the first quarter of fiscal year 2006. The decrease in sales is primarily due to a 33.0% decrease in military sales in the U.S. in the first quarter of fiscal 2007 as compared to the same quarter in fiscal 2006.
In the first quarter of fiscal year 2007, U.S. sales accounted for 69.7% of total revenue compared to 71.8% of total revenue in the first quarter of fiscal year 2006; while France accounted for 30.3% of total revenue in the first quarter of fiscal year 2007 and 28.2% in the first quarter of fiscal 2006, after eliminating inter-company sales.
First quarter net sales by sales channel for fiscal 2007 and 2006 were as follows:

	Q1 Fiscal 2007	Q1 Fiscal 2006	$ Change	%Change
Food Service	$2,413,000	$2,142,000	$271,000	12.7%
On Board Services	4,128,000	4,603,000	(475,000)	(10.3%)
Retail	3,055,000	1,774,000	1,281,000	72.2%
Military	3,833,000	5,718,000	(1,885,000)	(33.0%)
National Restaurant Chain / Other	777,000	515,000	262,000	50.9%

Total	$14,206,000	$14,752,000	$(546,000)	(3.7%)

During the first quarter of fiscal 2007, sales increased in three out of the five Cuisine Solutions sales channels, as compared to the first quarter of fiscal 2006. These increases were primarily due to increased sales in the Retail channel of $1,281,000, Food Service channel of $271,000 and National Restaurant Chain/Other channel of $262,000 and greater consumer awareness and demand for high quality, fully cooked products in most of the channels. Retail sales increased by 72.2%, Food Service sales increased by 12.7%, and National Restaurant Chain/Other channel sales increased by 50.9% during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Conversely, military sales decreased by 33.0% during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 and On Board Services sales decreased by 10.3% compared to the first of fiscal 2006 primarily due to lower sales in both U.S. and France.
U.S. Sales
Cuisine Solutions U.S. sales during the first quarter of fiscal 2007 and 2006 by sales channel were as follows:

	Q1 Fiscal 2007	Q1 Fiscal 2006	$ Change	%Change
Food Service	$1,459,000	$1,211,000	$248,000	20.5%
On Board Services	2,126,000	2,323,000	(197,000)	(8.5%)
Retail	1,707,000	838,000	869,000	103.7%
Military	3,833,000	5,718,000	(1,885,000)	(33.0%)
National Restaurant Chain	772,000	502,000	270,000	53.8%

Total	$9,897,000	$10,592,000	$(695,000)	(6.6%)

During the first quarter of fiscal 2007, U.S. sales decreased $695,000 to $9,897,000, a 6.6% decrease from the first quarter of fiscal 2006 U.S. sales of $10,592,000.
During the first quarter of fiscal 2007, U.S. Food Service sales increased $248,000, or 20.5%, to $1,459,000 as compared to the first quarter of fiscal 2006 U.S. sales of $1,211,000. The increase in this period was due primarily to increased sales to hotels and convention centers for special events.
During the first quarter of fiscal 2007, the On Board Services channel totaled $2,126,000 compared to the first quarter of fiscal 2006 sales of $2,323,000, a decrease of $197,000 or 8.5%. The decrease is due primarily to the continued reduction of service related to the weakening financial situation of several U.S. airlines.

During the first quarter of fiscal 2007, U.S. retail sales increased $869,000, or 103.7%, to $1,707,000 from $838,000 in the first quarter of fiscal 2006, due primarily to an increase in sales to new and existing customers in both deli and Cuisine Solutions branded packaged products.
During the first quarter of fiscal 2007, military sales decreased 33.0% to $3,833,000 from $5,718,000 in the first quarter of fiscal 2006, primarily due to decreased demand from the U.S. Army that may be attributable to end of Government fiscal year 2005 spending, which resulted in a spike in military sales in the first quarter of fiscal 2006.
For the first quarter of fiscal 2007, U.S. National Restaurant Chain sales increased $270,000, or 53.8%, to $772,000 from $502,000 in the first quarter of fiscal 2006. The increase in sales of $270,000 is due to increased sales to existing customers, as well as newly established customers during the first quarter of fiscal 2007. The Company is continuing to pursue its role as a supplier for national restaurant chains who consider the Company’s product quality and ease of use an attractive alternative for providing new and promotional menu items.
France Sales
Cuisine Solutions France sales during the first quarter of fiscal 2007 and 2006 were as follows:

	Q1 Fiscal 2007	Q1 Fiscal 2006	$ Change	%Change
Sales in U.S. dollars	$4,309,000	$4,160,000	$149,000	3.6%
Sales in Euros	€3,384,000	€3,408,000	€(24,000)	(0.7%)
Average exchange rate	0.785	0.819
Cuisine Solutions France’s total sales for the first quarter of fiscal 2007 were $4,309,000, as compared to $4,160,000 for the first quarter of fiscal 2006, an increase of $149,000 or 3.6%. Sales denominated in Euros during the first quarters of fiscal 2007 and 2006 were €3,384,000 and €3,408,000 respectively, a slight decrease of 0.7%.
Cuisine Solutions France’s sales during the first quarter of fiscal 2007 and 2006 by sales channel were as follows:

	Q1 Fiscal 2007	Q1 Fiscal 2006	$ Change	%Change
Food Service	$954,000	$931,000	$23,000	2.5%
On Board Services	2,002,000	2,280,000	(278,000)	(12.2%)
Retail	1,348,000	936,000	412,000	44.0%
Others	5,000	13,000	(8,000)	(61.5%)

Total	$4,309,000	$4,160,000	$149,000	3.6%

During the first quarter of fiscal 2007, Food Service sales increased $23,000, or 2.5%, to $954,000, compared to the first quarter of fiscal 2006. The increase in sales in this channel was primarily attributable to an increase in sales to the established customers in other regions of Europe.
During the first quarter of fiscal 2007, On Board Services sales decreased by 12.2% compared to the first quarter of fiscal 2006 due to the change in product mix on the summer menus in Europe.
During the first quarter of fiscal 2007, retail sales increased $412,000 or 44.0%, compared to the first quarter of fiscal 2006. The increase was primarily due to an increase in sales of new items with a new range of ethnic recipes under private label in the first quarter of fiscal year 2007.
Gross Margin
A comparison of net sales, gross margin and gross margin percentage for the first quarter of fiscal 2007 and 2006 are as follows:

	Twelve weeks ended
	September 16, 2006	September 17, 2005	% Change
	(Dollars in thousands)
Net sales	$14,206	$14,752	(3.7%)
Gross margin	$3,170	$4,086	(22.4%)
Gross margin percentage	22.3%	27.7%

During the first quarter of fiscal 2007, gross margin decreased 22.4%, or $916,000, compared to the first quarter of fiscal 2006, due primarily to a change in product mix with more sales of products with lower margins, as compared to the first quarter of fiscal 2006.
For the first quarter of fiscal year 2007, gross margin as a percentage of sales in the U.S. decreased from 29.6% to 24.5%, due primarily to the change in product mix, as well as an increase in delivery and utility cost as a result of increasing oil prices in this quarter as compared to the same quarter last year. The gross margin in France decreased from 22.9% for the first quarter of fiscal 2006 to 16.0% for the first quarter of fiscal 2007, primarily due to the increase in distribution costs as the result of the rising fuel cost globally and costs related to starting up the Company’s new manufacturing operation in Le Pertre, France.
During fiscal year 2006, management re-evaluated the presentation of its French financial statements and determined that certain manufacturing and depreciation costs, as well as certain selling and administrative expenses in the first quarter of fiscal years 2006 should be reclassified to conform to the current year presentation. As a result, in the first quarter of fiscal year 2006, cost of goods sold, selling and administrative expenses and other non-operating expense increased by $28,000, $42,000 and $16,000, respectively; while non-production depreciation expenses reduced by $86,000. There was no impact to the Company’s results of operations for first quarter fiscal year 2006 as a result of these reclassifications.
Selling and Administrative Expenses
A comparison of selling and administrative costs for the first quarter of fiscal 2007 and 2006 by geographic location is as follows:

	Q1 Fiscal 2007	Q1 Fiscal 2006	$ Change	%Change
U.S.	$1,890,000	$1,767,000	$123,000	7.0%
France	622,000	719,000	(97,000)	(13.5%)

Total Selling and Administrative Expenses	$2,512,000	$2,486,000	$26,000	1.0%

Selling and administrative expenses increased $26,000, or 1.0%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Increases in such expenses over the prior year are mainly the result of higher selling and marketing expenses in the U.S. Selling and administrative expenses as a percentage of sales increased to 17.7% in the first quarter of fiscal 2007, compared to 16.9% in the same quarter of fiscal 2006. Selling and administrative expense as a percentage of sales in the U.S. increased from 16.7% in the first quarter of fiscal 2006 to 19.1% in the first quarter of fiscal 2007. Selling and administrative expense in France as a percentage of sales decreased from 17.3% in the first quarter of fiscal 2006 to 14.4% in the first quarter of fiscal 2007 due primarily to the decrease of direct selling and general administrative expenses.
Depreciation and Amortization
For the first quarter of fiscal 2007, depreciation and amortization expense increased by $29,000, compared to the first quarter of fiscal 2006, to $255,000 as a result of an increased amount of machinery and equipment deployed to meet the production requirements from the recent history of increased sales. The portions of depreciation and amortization expense that are included in the cost of goods sold are $190,000 and $185,000 in the first quarter of fiscal 2007 and 2006, respectively.
Non-operating Income and Expense
For the first quarter of fiscal 2007, non-operating expense increased to $62,000 from $37,000 compared to the first quarter of fiscal 2006, due primarily to a $40,000 increase in interest expense relating to borrowings in the U.S. and France, and a $22,000 decrease in investment interest income for the first quarter of fiscal 2006, partially offset by a $6,000 decrease in foreign exchange loss and a $10,000 increase in consulting income.
Provision for Taxes
No provision for income taxes was recorded in the U.S. during the first quarter of fiscal 2006 given the Company’s history of losses prior to fiscal year 2005. Management will continue to evaluate the Company’s ability to benefit from its deferred tax assets and make adjustments as necessary to the valuation allowance. The Company had a provision of $5,000 for a minimum tax liability in France and $1,000 for U.S. minimum state tax liabilities in the first quarter of fiscal year 2007.
Liquidity and Capital Resources
At September 16, 2006, the Company’s cash and cash equivalents were $2,151,000, compared with $2,154,000 at June 24, 2006. The slight decrease is primarily the result of increases in capital expenditures and cash used in operating activities, offset by net debt borrowing. There is a restricted cash balance of $20,000 at September 16, 2006 for the asset retirement obligation in the U.S.

Net cash used in operations was $1,008,000 for the first quarter of fiscal 2007, compared to cash provided by operations of $1,986,000 for the same period in fiscal 2006. This decrease was primarily a result of the decrease in net income in the first quarter of fiscal 2007. Additionally, in the first quarter of fiscal 2007, the Company experienced increases of $1,432,000 in its inventory to accommodate its historically higher business activities in the second fiscal quarter. Increases in accounts payable and accrued expenses provided $1,155,000, while decreases in accrued payroll and related liabilities used $850,000, of cash during the first quarter of fiscal 2007, due mainly to the increased demand for raw material and the higher level of production.
Net cash used in investing activities was $1,572,000 for the first quarter of fiscal 2007, largely due to the investment in new production facility and equipment in the amount of $1,557,000. Net cash provided by financing activities was $2,521,000, consisting primarily of net increase of long-term debt for the production facility and equipment in the amount of $521,000 and the increase of net borrowing in the line-of-credit to finance operating activities in the amount of $2,000,000. As of September 16, 2006, the Company had outstanding borrowings of $7,198,000, bearing interest at rates ranging from 2.8% to 8.75%.
In October 2002, Cuisine Solutions France entered into a ten-year term loan to finance the acquisition of land and a building to be used as a distribution warehouse in the amount of €190,000 or $238,000. This loan, secured by the land and the building, bears interest of 5.7% and is due in October 2012. The current portion of this loan is $23,000 and the total outstanding principal amount was $165,000 as of September 16, 2006.
In March 2003, Cuisine Solutions France entered into a five-year term loan to further expand the facility in the amount of €280,000 or $351,000. This loan, secured by the facility, bears interest of 3.3% and is due on March 6, 2008. The total outstanding principal amount was $131,000 as of September 16, 2006, with a current portion of $74,000.
In February 2004 and September 2004, the Company entered into two separate 48-month capital lease agreements in the amount of $18,000 and $15,000, respectively, to provide two vehicles for two of the Company’s key managers. As of September 16, 2006, the commitments under these two capital leases had outstanding balances of $7,000 and $9,000 with a current portion of $5,000 and $4,000, respectively.
In June 2004, Cuisine Solutions France entered into a four-year unsecured term loan to finance its new computer server and packaging line equipment in the amount of €57,000 or $72,000. The loan bears interest of 3.95% and is due on June 15, 2008. The total outstanding principal is $33,000 at September 16, 2006, with a current portion of $19,000.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line-of-credit to finance its working capital requirements in the U.S. The line-of-credit is secured by the Company’s U.S. accounts receivable and inventory and further guaranteed by Food Investors Corporation (“FIC”), an affiliate, and secured by real estate owned by FIC. On December 23, 2005, the maximum borrowing amount of this line-of-credit was increased to $5,000,000 and the maturity date was extended to September 1, 2006. This line-of-credit bears an interest rate of 0.5% over the prime interest rate, or 8.75% as of September 16, 2006. The outstanding principal balance on the line-of-credit was $3,000,000 as of September 16, 2006. As of September 1, 2006, the expiration date of this line-of-credit was extended to November 1, 2006 while the Company is negotiating with the Bank of Charles Town for more favorable terms.
On March 15, 2005, the Company entered into a five-year term loan with the Bank of Charles Town in the amount of $200,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 6.75%, matures on March 15, 2010, and is secured by the equipment. As of September 16, 2006, the outstanding principal was $147,000 with a current portion of $38,000.
In June 2005, Cuisine Solutions France entered into a five-year unsecured term loan to finance its office remodeling in the amount of €64,000 or $80,000. The loan bears interest of 3.25% and is due on June 20, 2010. The total outstanding principal is $64,000 at September 16, 2006, with a current portion of $15,000.
On November 9, 2005, the Company entered into a five-year term loan with BB&T Bank in the amount of $680,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 7.3%, matures on October 5, 2010, and is secured by the equipment. As of September 16, 2006, the outstanding principal amount of the loan was $582,000 with a current portion of $124,000.
In November 2005, Cuisine Solutions France entered into a seven-year term loan to further expand its facility in the amount of €285,000 or $358,000. This loan, secured by the facility, bears interest of 2.8% and is due in November 2012. The outstanding principal of this loan is $326,000 as of September 16, 2006, and the current portion is $49,000.
In April 2006, Cuisine Solutions France entered into an unsecured seven-year installment loan agreement in the amount of up to €600,000 or $753,000 to finance equipment purchases for its new production facility in France. This equipment loan bears a variable rate of interest calculated according to the Accounts for Industrial Development (CODEVI) index rate plus 1%. As of September 16, 2006, the CODEVI index rate was 2.75% and therefore the interest rate of the loan is at 3.75%. This equipment loan matures in October 2013. As of September 16, 2006, the outstanding principal of this loan is $322,000 with a current portion of $35,000.

In May 2006, Cuisine Solutions France entered into a fifteen-year installment loan agreement to borrow an aggregate of up to €1,900,000 or $2,385,000, within the first 30 months, to finance a new production facility and related acquisition costs in France. This loan, secured by the new facility, bears a fixed interest rate at 3.6% per annum. This loan requires interest only payments for the first 30 months and a fixed monthly payment of €15,000 thereafter. The outstanding principal balance as of September 16, 2006 was $2,412,000 and the expected maturity date is June 12, 2019.
FUTURE PROSPECTS
The Company is working toward and believes that it can be the preeminent company in a new category of premium, fully cooked, frozen food. The Company anticipates solid overall growth in sales in the U.S. and France during the remainder of fiscal 2007. Relatively equal efforts will be made to grow all channels in both the U.S. and France to minimize the impact of any potential disruption in any one channel in any geographic location. An example of a disruption was seen in the On Board Services channel in the U.S. in the second quarter of fiscal 2006 because of natural disasters and increased financial difficulties in much of the airline and passenger train industries and in France in the third quarter of fiscal 2006 with political demonstrations that disrupted the Food Service channel.
Food Service
In fiscal 2007, the Company will continue to focus its efforts on large foodservice contractors and event planners rather than sales to individual smaller hotels. Continued growth is expected in fiscal 2007 due to the continued customer satisfaction with the quality and variety of products offered by Cuisine Solutions. Customers in the Food Service sales channel place high value on the labor savings, quality, consistency, and food safety associated with Cuisine Solutions products. Management believes these customers place increased value on these characteristics in the current economic and political situations challenging today’s business environment. The Company intends to focus on large corporate accounts and explore new distribution methods during fiscal 2007 to improve its ability to more broadly distribute its products in this channel.
On Board Services
The Company will continue to expand its sales efforts in the airline business in fiscal 2007 by continuing to market for new U.S. accounts and also continuing the focus on the European airline market. While there are increased concerns regarding the financial health of airlines and trains in the U.S., management will seek to strengthen the business relationships with the major airlines, passenger rail lines and harbor and major cruise lines through continued value and an increase in service by offering flexible solutions based upon the demand in the industry.
Retail
The Retail Sales channel was formally created during fiscal year 2000 with the objective of penetrating the In-Store Deli category of major North American retailers. Although deli items in the supermarket is still an important part of the Retail channel, the Company’s focus for fiscal 2007 is to build the Cuisine Solutions brand in the warehouse stores, premium supermarkets, and natural stores. The Company sells primarily private label products in the retail market in France, and it will continue in fiscal 2007, but it is the Company’s goal to begin to work towards Cuisine Solutions branded frozen products in France. In fiscal year 2006, the Company’s retail sales program showed significant growth in the U.S., particularly with the club retailers, and it is allowing the Company to capture certain of the high volume benefits of U.S. retail without incurring significant costs of marketing investment as are usually required of food suppliers doing business with U.S. retailers. Cuisine Solutions believes that it is also beginning to gain brand awareness from its premium frozen foods sales. Cuisine Solutions expects to continue to introduce new product offerings to the Retail channel in fiscal 2007. Building the Cuisine Solutions brand will be extremely important in fiscal 2007. The Company anticipates strong growth again in this channel in fiscal 2007.
Military
The U.S. Military channel continued to be managed via a broker/distributor for the Navy, adding very little in terms of sales and administrative expenses. Sales in this channel have grown in fiscal 2005 and fiscal 2006 through sales to both the Army and the Navy, but the Company’s goal is to increase product penetration to other parts of the over $7 billion annual U.S. military food budget. Cuisine Solutions items were tested and selected for a 14 entrée rotating menu (UGRA) that started in October 2004. A Cuisine Solutions entrée was also selected for a thirty day cycle menu overseas called the Concept of Operations (CONOPS) menu at the end of fiscal 2005 which has led to greater growth in this channel. This food is primarily to feed U.S. troops overseas and sold via distributors. There is no guarantee that the military will continue to purchase the items from the Company, but the Company’s items are included in scheduled URG-A menus and the CONOPS menu, which started in fiscal 2007. The military does not give the Company sales forecasts, and therefore, the Company has little visibility into sales and ordering patterns fluctuations, such as the spike in sales experienced in the first quarter of fiscal 2006. The Company cannot anticipate the length of time that U.S. troops will remain in the war zones where the current menus are operational, however, the Company anticipates growth in this channel for fiscal 2007.

National Restaurant Chains
In fiscal 2007, the Company intends to further pursue its role as a supplier for national restaurant chains. The Company believes it has found that the Company can provide products to fill out a restaurant chains menu, it can also provide the specials for their seasonal menus, and it can solve a chain’s smaller kitchen issues with its fully cooked products. The Company experienced significant sales growth in this channel in fiscal 2006. Management believes that there is a large untapped market for the Company’s upscale fully cooked products for the same reasons such products are appealing to the hotel and resort restaurants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates, foreign exchange rates and sales and marketing.
Interest Rate Exposure:
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s debt portfolio. The Company has not used derivative financial instruments to manage its exposure to interest rate fluctuations. A portion of the Company’s debt portfolio has fluctuating interest rates that change with changes in the market.
Foreign Currency Risk:
Operations in France constituted 30.3% of the first quarter fiscal year 2007 Company sales. The majority of the Company’s sales are denominated in U.S. dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The functional currency in France is the Euro. Fluctuation in the U.S. dollar/Euro exchange rate impacts the translation of the income statements of the Company’s French operations into U.S. dollars and affects year-over-year comparability of the Company’s operating results. Sales that are subject to these foreign currency fluctuations are approximately 30.3% of the Company’s sales. The assets of the Company’s foreign subsidiaries constitute approximately 41.5% of the Company’s consolidated total assets and fluctuations in the U.S. dollar/Euro exchange rate similarly impact the translation of the value of these assets into U.S. dollars. The Company does not enter into hedging transactions to mitigate exposure to exchange rate fluctuations as the Company currently does not believe that this is justified by the potential exposure of the costs associated with derivative securities. Information about the Company’s foreign currency translation policy is set forth in Note 1 to the Notes to the Company’s Unaudited Consolidated Condensed Financial Statements contained in this Form 10-Q.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some people, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CUISINE SOLUTIONS, INC.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the year ended June 24, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (2)

3.3	By-laws. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibit 3-A of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(2)	Incorporated by reference to exhibit 3.2 of the Registrant’s Registration Statement on Form 8-A , filed with the Commission on February 22, 2005.

(3)	Incorporated by reference to exhibit 3-B of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.

Date: October 26, 2006	By:	/s/ Stanislas Vilgrain

Stanislas Vilgrain
Chief Executive Officer

	By:	/s/ Y. Tristan Kuo

Y. Tristan Kuo
Chief Financial Officer, Treasurer and
Corporate Secretary