Form 10-Q
period 2006-12-09
CUISINE SOLUTIONS INC
filed 2007-01-23
CIK 737602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 9, 2006
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
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
The number of shares of outstanding of each of the issuer’s classes of common stock, $0.01 par value, outstanding as of January 23, 2007 was:

Class of Common Stock	Number of Shares

Class A Class B	16,439,191 None

TABLE OF CONTENTS

PART I
Item 1.	Financial Statements (unaudited)	page 3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	page 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	page 24
Item 4.	Controls and Procedures	page 25

PART II
Item 1.	Legal Proceedings	page 26
Item 1A.	Risk Factors	page 26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	page 26
Item 3.	Defaults Upon Senior Securities	page 26
Item 4.	Submission of Matters to a Vote of Security Holders	page 26
Item 5.	Other Information	page 26
Item 6.	Exhibits	page 26

SIGNATURES		page 28
EX-10.65	Summary of Chairman Compensation Arrangement	page 29
EX-31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	page 30
EX-31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002	page 31
EX-32.1:	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	page 32

CUISINE SOLUTIONS, INC.
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	December 9,	June 24,
	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$3,067,000	$2,154,000
Trade accounts receivable, net	7,710,000	5,360,000
Inventory, net	10,190,000	9,461,000
Prepaid expenses	685,000	373,000
Accounts receivable, related parties	37,000	25,000
Other current assets	465,000	616,000
Assets from discontinued operations	10,000	6,000

TOTAL CURRENT ASSETS	22,164,000	17,995,000
Investments, non-current	375,000	375,000
Fixed assets, net	10,246,000	8,321,000
Restricted cash	35,000	5,000
Other assets	56,000	70,000

TOTAL ASSETS	$32,876,000	$26,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line-of-credit	$—	$1,000,000
Current portion of long-term debt	615,000	356,000
Accounts payable and accrued expenses	9,701,000	5,831,000
Accrued payroll and related liabilities	1,931,000	2,455,000
Liabilities from discontinued operations	151,000	150,000

Total current liabilities	12,398,000	9,792,000
Long-term debt, less current portion	4,266,000	3,321,000
Asset retirement obligation	398,000	398,000

TOTAL LIABILITIES	17,062,000	13,511,000

Commitments and contingencies
Stockholders’ equity
Common Stock
Class A Stock — $.01 par value, 20,000,000 shares authorized, 16,439,191 shares issued and outstanding at December 9, 2006 and June 24, 2006	165,000	165,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	27,657,000	27,516,000
Accumulated deficit	(12,974,000)	(15,127,000)
Accumulated Other Comprehensive Income:
Cumulative translation adjustment	966,000	701,000

TOTAL STOCKHOLDERS’ EQUITY	15,814,000	13,255,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,876,000	$26,766,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Twelve Weeks Ended		Twenty Four Weeks Ended
	December 9,	December 10,	December 9,	December 10,
	2006	2005	2006	2005
Net sales	$23,248,000	$16,595,000	$37,454,000	$31,347,000
Cost of goods sold	17,466,000	12,414,000	28,502,000	23,080,000

Gross margin	5,782,000	4,181,000	8,952,000	8,267,000

Selling and administration	4,042,000	3,325,000	6,554,000	5,811,000
Depreciation and amortization	52,000	38,000	117,000	79,000
Other operating income	(4,000)	(17,000)	(4,000)	(17,000)

Income from operations	1,692,000	835,000	2,285,000	2,394,000

Non-operating income (expense)
Investment income	3,000	15,000	6,000	40,000
Interest expense	(70,000)	(35,000)	(146,000)	(71,000)
Other income (expense), net	8,000	(20,000)	19,000	(46,000)

Total non-operating expense	(59,000)	(40,000)	(121,000)	(77,000)

Income before income tax	1,633,000	795,000	2,164,000	2,317,000
Provision for income tax expense	(5,000)	(8,000)	(11,000)	(8,000)

NET INCOME	$1,628,000	$787,000	$2,153,000	$2,309,000

Basic and diluted net income per common share:
Net income per common share-basic	$0.10	$0.05	$0.13	$0.14
Net income per common share-diluted	$0.09	$0.04	$0.12	$0.13

Weighted average shares outstanding-basic	16,439,191	16,178,771	16,439,191	16,129,473
Common stock equivalents	1,664,453	1,878,046	1,647,271	1,871,230

Weighted average shares outstanding-diluted	18,103,644	18,056,817	18,086,462	18,000,703

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Unrealized
			Retained	Gains/(Losses)
		Additional	Earnings	on Debt	Cumulative	Total
	Common	Paid-In	(Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit)	Investments	Adjustment	Equity
Balance, June 24, 2006	$165,000	$27,516,000	$(15,127,000)	$--	$701,000	$13,255,000

Exercise of common stock options	—	—	—	—	—	—
Stock-based compensation	—	141,000	—	—	—	141,000
Twenty four weeks 2007 net income	—	—	2,153,000	—	—	2,153,000
Other Comprehensive Income
Unrealized loss on debt and equity investments	—	—	—	—	—	—
Translation adjustment	—	—	—	—	265,000	265,000

Other Comprehensive Income	—	—	—	—	—	265,000
Comprehensive income						2,418,000

Balance, December 9, 2006	$165,000	$27,657,000	$(12,974,000)	$—	$966,000	$15,814,000

				Unrealized
			Retained	Gains/(Losses)
		Additional	Earnings	on Debt	Cumulative	Total
	Common	Paid-In	(Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit)	Investments	Adjustment	Equity
Balance, June 25, 2005	$161,000	$26,754,000	$(18,781,000)	$(7,000)	$524,000	$8,651,000

Exercise of common stock options	1,000	136,000	—	—	—	137,000
Stock-based compensation	—	178,000	—	—	—	178,000
Twenty four weeks 2006 net income	—	—	2,309,000	—	—	2,309,000
Other Comprehensive Income
Unrealized loss on debt and equity investments	—	—	—	(21,000)	—	(21,000)
Translation adjustment	—	—	—	—	(125,000)	(125,000)

Other Comprehensive Income	—	—	—	—	—	(146,000)
Comprehensive income						2,163,000

Balance, December 10, 2005	$162,000	$27,068,000	$(16,472,000)	$(28,000)	$399,000	$11,129,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Twenty Four weeks ended
	December 9,	December 10,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,153,000	$2,309,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	608,000	401,000
Allowance for doubtful accounts	(66,000)	128,000
Inventory obsolescence reserve	(114,000)	147,000
Loss on investments	—	5,000
Stock-based compensation	141,000	178,000
Changes in assets and liabilities, net of effects of non-cash transactions:
Increase in accounts receivable	(2,284,000)	(2,122,000)
Increase in inventory	(615,000)	(200,000)
Increase in prepaid expenses	(312,000)	(40,000)
(Increase) decrease in accounts receivable, related parties	(12,000)	68,000
Decrease in other assets	165,000	148,000
Increase in accounts payable and accrued expenses	3,870,000	1,563,000
(Decrease) increase in accrued payroll and related liabilities	(524,000)	177,000
Changes in assets and liabilities of discontinued operations	(3,000)	20,000

Net cash provided by operating activities	3,007,000	2,782,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	139,000
Increase in restricted cash	(30,000)	—
Capital expenditures	(2,533,000)	(1,412,000)

Net cash used in investing activities	(2,563,000)	(1,273,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt	(119,000)	(850,000)
Proceeds from debt	1,323,000	1,004,000
Net repayment on line-of-credit	(1,000,000)	(343,000)
Payments on debts from discontinued operations	—	(1,031,000)
Proceeds from stock issuance	—	137,000

Net cash provided by (used in) financing activities	204,000	(1,083,000)

Net increase in cash and cash equivalents	648,000	426,000
Change in cumulative translation adjustment	265,000	(125,000)
Cash and cash equivalents, beginning of period	2,154,000	2,171,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$3,067,000	$2,472,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$67,000	$79,000
Cash paid during the period for income taxes	$1,000	$—
See accompanying notes to consolidated condensed financial statements.

Cuisine Solutions, Inc.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 9, 2006
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
Principles of Consolidation
The financial statements include the accounts of Cuisine Solutions, Inc. and its subsidiaries, Cuisine Solutions Norway, S.A. (discontinued operations) and Cuisine Solutions, in France (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in the consolidated condensed financial statements.
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
Customer Dependency
A large portion of Cuisine Solutions’ revenue has traditionally come from the supply of its products to travel-related customers. Since fiscal 2004, Cuisine Solutions has made a concerted effort to diversify its sales into retail, national restaurant chains, and the U.S. military channels. Growth in those areas continues to reduce the Company’s dependency on the travel industry. In fiscal 2006, some of the Company’s largest customers in terms of sales were companies or organizations outside of the travel related industry. Management believes that Cuisine Solutions’ revenue will continue to grow in the non-travel related channels. During the second quarter of fiscal 2007, there is one customer in the Retail channel, Costco Warehouse, and one customer in the Military channel, the U.S. Army, both in the U.S., that accounted for 10% or more of the Company’s total revenue.

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
NOTE 3 – ACCOUNTS RECEIVABLE
     Accounts Receivable consists of:

	December 9, 2006	June 24, 2006
Trade accounts receivable	$8,290,000	$6,022,000
Allowance for doubtful accounts	(580,000)	(662,000)

Trade accounts receivable, net	$7,710,000	$5,360,000

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
The Company determines the inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. Total inventory obsolescence reserves as of December 9, 2006 and June 24, 2006 were $430,000 and $281,000, respectively.
     Inventory consists of:

	December 9, 2006	June 24, 2006
Raw materials	$4,410,000	$3,371,000
Frozen product & other finished goods	5,216,000	5,297,000
Packing materials & supplies	994,000	1,074,000

	10,620,000	9,742,000
Less obsolescence reserve	(430,000)	(281,000)

	$10,190,000	$9,461,000

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
NOTE 6 – TRANSACTIONS WITH RELATED PARTIES
The Company has a 10% equity interest in Cuisine Solutions Chile, S.A. (“Cuisine Solutions Chile”). The Company’s 10% equity investment in Cuisine Solutions Chile is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile. During the second quarter of fiscal year 2007 and 2006, the Company purchased $1,359,000 and $1,023,000, respectively, of products from Cuisine Solutions Chile for resale in the U.S. and Europe. The payable balance to Cuisine Solutions Chile as of December 9, 2006 and December 10, 2005 was $489,000 and $344,000 respectively.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line-of-credit to finance its working capital requirements in the U.S. The line-of-credit is secured by the Company’s U.S. accounts receivable and inventory and further guaranteed by Food Investors Corporation (“FIC”), an affiliate, and secured by real estate owned by FIC. On December 23, 2005, the maximum borrowing amount of this line-of-credit was increased to $5,000,000 and the maturity date was extended to September 1, 2006 and was further extended to November 1, 2006. On November 1, 2006, this line-of-credit was extended to November 1, 2007 and the interest rate was reduced to the prime interest rate, or 8.25% as of December 9, 2006, from the prime interest rate plus 0.5%. There was no outstanding principal balance on the line-of-credit as of December 9, 2006.
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
The assets and liabilities of discontinued operations at December 9, 2006 and June 24, 2006 are as follows:

	December 9, 2006	June 24, 2006
Assets of discontinued operations:
Cash	$9,000	$—
Other assets	1,000	6,000

Total assets of discontinued operations	$10,000	$6,000

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$151,000	$150,000

Total liabilities of discontinued operations	$151,000	$150,000

NOTE 8 – EARNINGS PER SHARE
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also include common stock equivalents outstanding during the period, if dilutive. The Company’s common stock equivalents consist of stock options. The weighted average number of shares outstanding related to stock options was 2,384,310 and 2,691,647 for the twelve weeks and 2,421,888 and 2,727,321 for the twenty four weeks ended December 9, 2006 and December 10, 2005, respectively. The number of common stock options included in the diluted earnings per share calculations was 1,664,453 and 1,878,046 for the twelve weeks and 1,647,271 and 1,871,230 for the twenty four weeks ended December 9, 2006 and December 10, 2005, respectively.

NOTE 9 – ACCOUNTING FOR STOCK-BASED COMPENSATION
During fiscal year 1993, the Company established, upon stockholder approval, the 1992 Stock Option Plan which provided for up to 300,000 shares of the Company’s Common Stock to be made available to employees at various prices as established by the Board of Directors at the date of grant. During fiscal year 1997 the Company amended its 1992 Stock Option Plan to increase the number of shares in its plan from 300,000 to 1,300,000. During fiscal year 1998 the Company amended its 1992 Stock Option Plan to increase the number of shares in its plan from 1,300,000 to 1,753,000 upon majority shareholder approval. There are no stock options remaining for future grants under the 1992 Stock Option Plan as a result of the termination of the plan.
During fiscal year 2000, the Company adopted the 1999 Stock Option Plan which provides for up to 2,600,000 shares of the Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. As of December 9, 2006, there are 263,597 shares available for future option grants under the 1999 Plan.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the second quarter and year-to-date of fiscal year 2007 and 2006 as follows:

			Twenty four
			weeks ended	Twenty four
	Twelve weeks ended	Twelve weeks ended	December 9,	weeks ended
	December 9, 2006	December 10, 2005	2006	December 10, 2005
Expected dividend yield	—	—	—	—
Risk-free interest rate	5.1%	3.7%	5.1%	3.7%
Expected life (in years)	5	5	5	5
Expected volatility	95%	209%	95%	209%
The expected life of an option is based on the weighted-average years of post-vesting employment termination and employees’ exercises or forfeiture history. The expected volatility is estimated based on the past three-year average closing prices of the Company’s stock. There is no expected dividend yield included in the calculation of the fair value of each option grant since the Company does not currently have a dividend policy. Risk-free interest rates were based on 5-year treasury constant maturity rates on the grant date as published by the Federal Reserve. None of the Company’s outstanding option awards have post-vesting restrictions.
A summary of option activity under both of the Company’s plans as of December 9, 2006 and December 10, 2005, and changes during the twelve weeks then ended are presented below:

	Twelve weeks ended		Twelve weeks ended
	December 9, 2006		December 10, 2005
		Weighted- Average		Weighted- Average
Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of the period	2,460,500	$0.99	2,791,726	$1.01
Granted	—	$—	—	$—
Exercised	—	$—	(144,250)	$0.87
Forfeited or expired	(200,000)	$1.38	—	$—
Outstanding at end of the period	2,260,500	$0.95	2,647,476	$1.02

Exercisable at end of the period	2,211,750	$0.95	2,169,676	$1.03

A summary of option activity under both of the Company’s plans as of December 9, 2006 and December 10, 2005, and changes during the twenty four weeks then ended are presented below:

	Twenty four weeks ended		Twenty four weeks ended
	December 9, 2006		December 10, 2005
		Weighted- Average		Weighted- Average
Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of the period	2,448,099	$0.99	2,795,968	$1.02
Granted	12,401	$0.01	10,758	$0.01
Exercised	—	$—	(159,250)	$0.88
Forfeited or expired	(200,000)	$1.38	—	$—
Outstanding at end of the period	2,260,500	$0.95	2,647,476	$1.02

Exercisable at end of the period	2,011,750	$0.95	2,169,676	$1.03

The following table summarizes information about stock options outstanding at December 9, 2006:

	Stock Options Outstanding
	Number	Weighted-Average		Aggregate
	Outstanding	Remaining	Weighted-Avg	Intrinsic
Range of Exercise Prices	12/9/2006	Contractual Life	Exercise Price	Value
$0.01 to $0.24	173,903	7.68	$0.01	$443,789
$0.25 to $0.6561	85,250	5.87	$0.25	$—
$0.6562 to $1.030	1,224,000	6.14	$0.88	$19,050
$1.031 to $1.37	518,997	3.69	$1.14	$—
$1.38 to $1.50	138,350	1.79	$1.39	$—
$1.51 to $2.00	—	—	$—	$—
$2.01 to $2.50	120,000	7.88	$2.10	$—

	2,260,500	5.51	$0.95	$462,839

	Stock Options Exercisable
	Number	Weighted-Average		Aggregate
	Exercisable	Remaining	Weighted-Avg	Intrinsic
Range of Exercise Prices	at 12/9/2006	Contractual Life	Exercise Price	Value
$0.01 to $0.24	173,903	7.68	$0.01	$443,789
$0.25 to $0.6561	85,250	5.87	$0.25	$—
$0.6562 to $1.030	992,750	5.93	$0.88	$14,288
$1.031 to $1.37	506,497	3.60	$1.14	$—
$1.38 to $1.50	138,350	1.79	$1.39	$—
$1.51 to $2.00	—	—	$—	$—
$2.01 to $2.50	115,000	7.88	$2.10	$—

	2,011,750	5.20	$0.95	$458,077

Effective June 26, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), “Share-Based Payment,” using the modified prospective-transition method. Under that transition method, compensation cost recognized in the second quarter of fiscal year 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 25, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As a result, a non-cash charge of $141,000 and $178,000 was charged to compensation expense during the first two quarters of fiscal year 2007 and 2006, respectively.
As of December 9, 2006, the Company’s total unrecognized compensation cost related to non-vested awards is $98,000 and the weighted-average years over which it is expected to be realized is 0.54 years. During the first two quarters of fiscal year 2007, there were no options exercised. During the first two quarters of fiscal year 2007 and 2006, there were no modifications to the Company’s option awards and none of the compensation cost resulting from these options awards was capitalized. The Company did not recognize any tax benefits from compensation cost related to the option awards due to the cumulative net operating loss carryforward prior to fiscal year 2005.
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
In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation or FASB Statement No. 109”. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after the adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Since the effective date falls within the Company’s fiscal year 2008, the Company has yet to adopt FIN 48. Management is currently studying the impact on its financial position upon the adoption of this pronouncement starting the first quarter of the Company’s fiscal year 2008.
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
BUSINESS OVERVIEW
Cuisine Solutions develops, produces and markets upscale fully cooked frozen entrees and sauces to the foodservice industry utilizing sales channels such as airlines, passenger trains, harbor cruise lines, hotel banquets, retail, retail in-store delis and frozen food, military and national restaurant chains. Cuisine Solutions develops and sells upscale, fully cooked frozen food and has been providing high quality entrees to the foodservice market for over fifteen years. We believe that the Company is recognized in the marketplace as having one of the highest quality frozen food product lines in the world. Our motto is: exceptional food for exceptional events with ultimate convenience at a good value.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies to areas including the allowance for doubtful accounts, returns, inventory obsolescence reserve, share-based compensation, lease obligations and deferred tax valuation allowance. Management bases its judgments and estimates on current and historical data, past experience and other assumptions and information that it believes are reasonable and reliable. Actual results could differ materially from those estimates. Our accounting policies are more fully described in the “Notes to Unaudited Consolidated Condensed Financial Statements” contained elsewhere in this report.
Trade receivables are reported in the consolidated balance sheets net of the allowance for doubtful accounts. Generally, the Company considers receivables past due 30 days subsequent to the billing date. The Company performs ongoing credit evaluations of its customers and generally extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical collection experience or changes in the financial condition of its customers. As these factors change, the Company’s allowance for doubtful accounts may change in subsequent accounting periods. Generally, losses have historically been within management’s expectations and have not been significant. As of December 9, 2006 and June 24, 2006, the Company maintained an allowance for doubtful accounts of approximately $580,000 and $662,000, or 7.0% and 11.0% of gross accounts receivable, respectively. The decrease in allowance for doubtful accounts is primarily due to the collection of previously doubtful accounts receivable.
The Company determines the inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. Total inventory obsolescence reserve as of December 9, 2006 and June 24, 2006 are $430,000 and $281,000, or 4.0% and 2.9% of total inventory, respectively.
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
In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation or FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after the adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Since the effective date falls within the Company’s fiscal year 2008, the Company has yet to adopt FIN 48. Management is currently studying the impact on its financial position upon the adoption of this pronouncement starting the first quarter of the Company’s fiscal year 2008.
RESULTS OF OPERATIONS
Comparison of the twelve weeks ended December 9, 2006 to the twelve weeks ended December 10, 2005
Revenue in the second quarter of fiscal year 2007 increased $6,653,000 from $16,595,000 to $23,248,000, a 40.1% increase compared to the second quarter of the fiscal 2006, due primarily to increases in sales in the retail and military. Retail and military sales increased by 66.1% and 76.3%, respectively, from $5,679,000 and $2,647,000 in fiscal 2006, to $9,434,000 and $4,666,000 in fiscal 2007.
The Company reported net income for the second quarter of fiscal 2007 of $1,628,000 compared to $787,000 for the second quarter of fiscal 2006. The 106.7% increase in net income was primarily due to a 40.1% increase in sales.

Net Sales
Second quarter net sales by region for fiscal 2007 and 2006 were as follows:

	Q2 Fiscal 2007	Q2 Fiscal 2006	$ Change	%Change
U.S.	$16,713,000	$11,567,000	$5,146,000	44.5%
France	6,535,000	5,028,000	1,507,000	30.0%

Total Net Sales	$23,248,000	$16,595,000	$6,653,000	40.1%

Fiscal year 2007 second quarter revenue of $23,248,000 reflects a consolidated sales increase of 40.1% from fiscal year 2006 second quarter revenue of $16,595,000. The increase in sales in the second quarter of fiscal year 2007 was attributable to a 44.5% and a 30.0% increase in sales in the U.S. and France, respectively, as compared to the second quarter of fiscal year 2006.
In the second quarter of fiscal year 2007, U.S. sales accounted for 71.9% of total revenue compared to 69.7% of total revenue in the second quarter of fiscal year 2006, while France sales accounted for 28.1% of total revenue in the second quarter of fiscal year 2007 compared to 30.3% in the second quarter of fiscal 2006, after eliminating inter-company sales.
Second quarter net sales by sales channel for fiscal 2007 and 2006 were as follows:

	Q2 Fiscal 2007	Q2 Fiscal 2006	$ Change	%Change
Food Service	$3,681,000	$3,616,000	65,000	1.8%
On Board Services	4,634,000	3,819,000	815,000	21.3%
Retail	9,434,000	5,679,000	3,755,000	66.1%
Military	4,666,000	2,647,000	2,019,000	76.3%
National Restaurant Chain	833,000	834,000	(1,000)	(0.1%)

Total	$23,248,000	$16,595,000	$6,653,000	40.1%

During the second quarter of fiscal 2007, sales increased in four out of five Cuisine Solutions sales channels, as compared to the second quarter of fiscal 2006. These increases were primarily due to greater consumer awareness and demand for high quality, fully cooked products in most of the channels. Retail and Military achieved a substantial increase in sales by 66.1% and 76.3%, respectively, while On Board Services and Food Service sales increased by 21.3% and 1.8%, respectively, during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.
U.S. Sales
Cuisine Solutions U.S. sales during the second quarter of fiscal 2007 and 2006 by sales channel were as follows:

	Q2 Fiscal 2007	Q2 Fiscal 2006	$ Change	%Change
Food Service	$2,210,000	$2,296,000	$(86,000)	(3.7%)
On Board Services	2,277,000	1,893,000	384,000	20.3%
Retail	6,727,000	3,897,000	2,830,000	72.6%
Military	4,666,000	2,647,000	2,019,000	76.3%
National Restaurant Chain	833,000	834,000	(1,000)	(0.1%)

Total	$16,713,000	$11,567,000	$5,146,000	44.5%

During the second quarter of fiscal 2007, U.S. sales increased $5,146,000 to $16,713,000, a 44.5% increase, from the second quarter of fiscal 2006 U.S. sales of $11,567,000.
During the second quarter of fiscal 2007, U.S. Food Service sales decreased by $86,000, or 3.7%, to $2,210,000 as compared to the second quarter of fiscal 2006 U.S. sales of $2,296,000. The decrease in this period was due primarily to decreased sales to hotels and convention centers for special events.
During the second quarter of fiscal 2007, the On Board Services channel sales totaled $2,277,000 compared to the second quarter of fiscal 2006 sales of $1,893,000, an increase of $384,000 or 20.3%. The increase is due primarily to increases in demand with several airlines and passenger train customers.
During the second quarter of fiscal 2007, U.S. retail sales increased $2,830,000, or 72.6%, to $6,727,000 from $3,897,000 in the second quarter of fiscal 2006, due primarily to an increase in sales to new and existing customers in both deli and Cuisine Solutions branded packaged products as well as a special coupon program with one major retail customer. This coupon was also offered in the same quarter in fiscal 2006.
During the second quarter of fiscal 2007, military sales increased 76.3% to $4,666,000 from $2,647,000 in the second quarter of fiscal 2006, primarily due to the placement of new items on the U.S. Army field ration menus.
U.S. National Restaurant Chain sales remained essentially the same with sales at $833,000 and $834.000 during the second quarter of fiscal 2007 and 2006, respectively. The Company is continuing to pursue its role as a supplier for national restaurant chains who consider the Company’s product quality and ease of use an attractive alternative for providing new and promotional menu items.
France Sales
Cuisine Solutions France sales during the second quarter of fiscal 2007 and 2006 were as follows:

	Q2 Fiscal 2007	Q2 Fiscal 2006	$ Change	%Change
Sales in U.S. dollars	$6,535,000	$5,028,000	$1,507,000	30.0%
Sales in Euros	€5,114,000	€4,209,000	€905,000	21.5%
Average exchange rate	0.7825	0.8371
Cuisine Solutions France’s total sales for the second quarter of fiscal 2007 were $6,535,000, as compared to $5,028,000 for the second quarter of fiscal 2006, an increase of $1,507,000 or 30.0%. Sales denominated in Euros during the second quarters of fiscal 2007 and 2006 were €5,114,000 and €4,209,000 respectively, an increase of 21.5%.
Cuisine Solutions France’s sales during the second quarter of fiscal 2007 and 2006 by sales channel were as follows:

	Q2 Fiscal 2007	Q2 Fiscal 2006	$ Change	%Change
Food Service	$1,471,000	$1,320,000	$151,000	11.4%
On Board Services	2,357,000	1,926,000	431,000	22.4%
Retail	2,707,000	1,782,000	925,000	51.9%

Total	$6,535,000	$5,028,000	$1,507,000	30.0%

During the second quarter of fiscal 2007, Food Service sales increased $151,000, or 11.4%, to $1,471,000, compared to the second quarter of fiscal 2006. The increase in sales in this channel was primarily attributable to an increase in sales to the established customers in other regions of Europe and the continual weakening of U.S. Dollar against Euro.
During the second quarter of fiscal 2007, On Board Services sales increased by 22.4% compared to the second quarter of fiscal 2006 primarily due to the addition of more items to the menus in Europe.
During the second quarter of fiscal 2007, retail sales increased $925,000 or 51.9%, compared to the second quarter of fiscal 2006. The increase was primarily due to an increase in sales of new items with a new range of ethnic recipes under private label in the second quarter of fiscal year 2007.
Gross Margin
A comparison of net sales, gross margin and gross margin percentage for the second quarter of fiscal 2007 and 2006 are as follows:

	Twelve weeks ended
	December 9,	December 10,
	2006	2005	% Change
	(Dollars in thousands)
Net sales	$23,248	$16,595	40.1%
Gross margin	$5,782	$4,181	38.3%
Gross margin percentage	24.9%	25.2%
During the second quarter of fiscal 2007, gross margin increased 38.3%, or $1,601,000, compared to the second quarter of fiscal 2006, due primarily to the increase in net sales, partially offset by a change in product mix in France with relatively more sales of products with lower margins, as compared to the second quarter of fiscal 2006.

For the second quarter of fiscal year 2007, gross margin as a percentage of sales in the U.S. increased from 26.4% to 27.3%, due primarily to the change in product mix, as well as a decrease in delivery cost as a result of increase in bulk orders from major retail and military customers as compared to the same quarter last year. The gross margin in France decreased from 22.4% for the second quarter of fiscal 2006 to 18.7% for the second quarter of fiscal 2007, primarily due to the increase in distribution costs as the result of higher fuel cost and costs related to starting up the Company’s new manufacturing operation in Le Pertre, France.
During fiscal year 2006, management re-evaluated the presentation of its French financial statements and determined that certain manufacturing and depreciation costs, as well as certain selling and administrative expenses in the second quarter of fiscal year 2006 should be reclassified to conform to the current year presentation. As a result, in the second quarter of fiscal year 2006, cost of goods sold, selling and administrative expenses and other expense disclosed herein are higher by $66,000, $20,000 and $24,000, respectively, than the amounts originally reported; while non-production depreciation expenses and interest expense disclosed herein are lower by $79,000 and $11,000, respectively, than the amount originally reported; and other operating income and investment income disclosed herein are higher by $17,000 and $3,000, respectively, than the amount originally reported. These reclassifications had no impact to the Company’s net income or earnings per share for the second quarter fiscal year 2006 as a result of these reclassifications.
Selling and Administrative Expenses
A comparison of selling and administrative expenses for the second quarter of fiscal 2007 and 2006 by geographic location is as follows:

	Q2 Fiscal 2007	Q2 Fiscal 2006	$ Change	%Change
U.S.	$3,135,000	$2,511,000	$624,000	24.9%
France	907,000	814,000	93,000	11.4%

Total Selling and Administrative Expenses	$4,042,000	$3,325,000	$717,000	21.6%

Selling and administrative expenses increased $717,000, or 21.6%, in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Increases in such expenses over the prior year are mainly the result of higher selling and marketing expenses in the U.S. Selling and administrative expenses as a percentage of sales decreased to 17.4% in the second quarter of fiscal 2007, compared to 20.0% in the same quarter of fiscal 2006. Selling and administrative expense as a percentage of sales in the U.S. decreased from 21.7% in the second quarter of fiscal 2006 to 18.8% in the second quarter of fiscal 2007 due primarily to the increased sales in the U.S. Selling and administrative expense in France as a percentage of sales decreased from 16.2% in the second quarter of fiscal 2006 to 13.9% in the second quarter of fiscal 2007 due primarily to the increased sales in France during the second quarter of fiscal 2007 as compared to same period of fiscal 2006.
Depreciation and Amortization
For the second quarter of fiscal 2007, depreciation and amortization expense increased by $178,000, compared to the second quarter of fiscal 2006, to $353,000 as a result of an increased amount of machinery and equipment deployed to meet the production requirements from the recent history of increased sales. The portions of depreciation and amortization expense that are included in the cost of goods sold are $301,000 and $174,000 in the second quarter of fiscal 2007 and 2006, respectively.
Non-operating Income and Expense
For the second quarter of fiscal 2007, non-operating expense increased to $59,000 from $40,000 compared to the second quarter of fiscal 2006, due primarily to a $35,000 increase in interest expense relating to borrowings in the U.S. and France, and a $12,000 decrease in investment interest income for the second quarter of fiscal 2006, partially offset by a $4,000 decrease in foreign exchange loss and a $8,000 increase in consulting income.
Provision for Taxes
No provision for income taxes was recorded in the U.S. during the second quarter of fiscal 2006 given the Company’s history of losses prior to fiscal year 2005. Management will continue to evaluate the Company’s ability to benefit from its deferred tax assets and make adjustments as necessary to the valuation allowance. The Company had a provision of $5,000 for a minimum tax liability in France in the second quarter of fiscal year 2007.

Comparison of the twenty four weeks ended December 9, 2006 to the twenty four weeks ended December 10, 2005
Revenue in the first two quarters of fiscal year 2007 increased $6,107,000 from $31,347,000 to $37,454,000, a 19.5% increase compared to the first two quarters of the fiscal 2006, due to an increase in sales across all Cuisine Solutions sales channels. Retail sales increased substantially by 67.4% while sales in the Food Service, On Board Services, Military and National Restaurant Chain increased by 5.8%, 4.0%, 1.6% and 20.1% respectively, during the first two quarters of fiscal 2007 compared to the same period in fiscal 2006.
The Company reported net income for the first two quarters of fiscal 2007 of $2,153,000 compared to $2,309,000 for the first two quarters of fiscal 2006. The 6.8% decrease in net income was primarily due to an increase in selling and administrative expense as a result of additional startup costs associated with the new production facility purchased in France and the additional space leased in the U.S.
Net Sales
First two quarters net sales by region for fiscal 2007 and 2006 were as follows:

	YTD Fiscal 2007	YTD Fiscal 2006	$ Change	%Change
U.S.	$26,610,000	$22,159,000	$4,451,000	20.1%
France	10,844,000	9,188,000	1,656,000	18.0%

Total Net Sales	$37,454,000	$31,347,000	$6,107,000	19.5%

Fiscal year 2007 first two quarters revenue of $37,454,000 reflects a consolidated sales increase of 19.5% from fiscal year 2006 first two quarters revenue of $31,347,000. The increase in sales in the first two quarters of fiscal year 2007 was attributable to a 20.1% and a 18.0% increase in U.S. and France sales, respectively, as compared to the first two quarters of fiscal year 2006.
In the first two quarters of fiscal year 2007, U.S. sales accounted for 71.0% of total revenue, compared to 70.7% of total revenue in the first two quarters of fiscal year 2006; while France accounted for 29.0% of total revenue in the first two quarters of fiscal year 2007 and 29.3% in the first two quarters of fiscal 2006, after eliminating inter-company sales.
First two quarters net sales by sales channel for fiscal 2007 and 2006 were as follows:

	YTD Fiscal 2007	YTD Fiscal 2006	$ Change	%Change
Food Service	$6,093,000	$5,758,000	$335,000	5.8%
On Board Services	8,762,000	8,422,000	340,000	4.0%
Retail	12,495,000	7,466,000	5,029,000	67.4%
Military	8,499,000	8,365,000	134,000	1.6%
National Restaurant Chain	1,605,000	1,336,000	269,000	20.1%

Total	$37,454,000	$31,347,000	$6,107,000	19.5%

During the first two quarters of fiscal 2007, sales increased in all five Cuisine Solutions sales channels, as compared to the first two quarters of fiscal 2006. Sales in the Retail channel increased by $5,029,000 or 67.4% compared to the first two quarters of fiscal 2006 which is a result of greater consumer awareness and demand for high quality, fully cooked products in most of the channels. National Restaurant Chain channel sales increased by 20.1% while sales in other channels had slight increases, ranging from 1.6% to 5.8%, in the first two quarters of fiscal 2007, compared to the same period in fiscal 2006.
U.S. Sales
Cuisine Solutions U.S. sales during the first two quarters of fiscal 2007 and 2006 by sales channel were as follows:

	YTD Fiscal 2007	YTD Fiscal 2006	$ Change	%Change
Food Service	$3,669,000	$3,507,000	$162,000	4.6%
On Board Services	4,403,000	4,216,000	187,000	4.4%
Retail	8,434,000	4,735,000	3,699,000	78.1%
Military	8,499,000	8,365,000	134,000	1.6%
National Restaurant Chain	1,605,000	1,336,000	269,000	20.1%

Total	$26,610,000	$22,159,000	$4,451,000	20.1%

During the first two quarters of fiscal 2007, U.S. sales increased $4,451,000 to $26,610,000, a 20.1% increase from the first two quarters of fiscal 2006 U.S. sales of $22,159,000.

During the first two quarters of fiscal 2007, U.S. Food Service sales increased $162,000, or 4.6%, to $3,669,000 as compared to the first two quarters of fiscal 2006 U.S. sales of $3,507,000. The increase in this period was due primarily to increased sales to hotels and convention centers for special events.
During the first two quarters of fiscal 2007, the On Board Services channel totaled $4,403,000 compared to the first two quarters of fiscal 2006 sales of $4,216,000, an increase of $187,000 or 4.4%. The slight increase is due primarily to the recent stabilizing financial situation of the U.S. airlines industry after the downturn following the September 11 terrorist attacks in 2001.
During the first two quarters of fiscal 2007, U.S. retail sales increased $3,699,000, or 78.2%, to $8,434,000 from $4,735,000 in the first two quarters of fiscal 2006, due primarily to an increase in sales to new and existing customers in both deli and Cuisine Solutions branded packaged products.
During the first two quarters of fiscal 2007, military sales increased slightly by 1.6% to $8,499,000 from $8,365,000 in the first two quarters of fiscal 2006, primarily due to the introduction of new products to the U.S. Army in the second quarter of fiscal 2007.
For the first two quarters of fiscal 2007, U.S. National Restaurant Chain sales increased $269,000, or 20.1%, to $1,605,000 from $1,336,000 in the first two quarters of fiscal 2006. The increase in sales of $269,000 is due primarily to increased sales to existing customers, as well as newly established customers during the first two quarters of fiscal 2007. The Company is continuing to pursue its role as a supplier for national restaurant chains who consider the Company’s product quality and ease of use an attractive alternative for providing new and promotional menu items.
France Sales
Cuisine Solutions France sales during the first two quarters of fiscal 2007 and 2006 were as follows:

	YTD Fiscal 2007	YTD Fiscal 2006	$ Change	%Change
Sales in U.S. dollars	$10,844,000	$9,188,000	$1,656,000	18.0%
Sales in Euros	€8,497,000	€7,617,000	€880,000	11.6%
Average exchange rate	0.784	0.829
Cuisine Solutions France’s total sales for the first two quarters of fiscal 2007 were $10,844,000, as compared to $9,188,000 for the first two quarters of fiscal 2006, an increase of $1,656,000 or 18.0%. Sales denominated in Euros during the first two quarters of fiscal 2007 and 2006 were €8,497,000 and €7,617,000 respectively, an increase of 11.6%.
Cuisine Solutions France’s sales during the first two quarters of fiscal 2007 and 2006 by sales channel were as follows:

	YTD Fiscal 2007	YTD Fiscal 2006	$ Change	%Change
Food Service	$2,424,000	$2,251,000	$173,000	7.7%
On Board Services	4,359,000	4,206,000	153,000	3.6%
Retail	4,061,000	2,731,000	1,330,000	48.7%

Total	$10,844,000	$9,188,000	$1,656,000	18.0%

During the first two quarters of fiscal 2007, Food Service sales increased $173,000, or 7.7%, to $2,424,000, compared to the first two quarters of fiscal 2006. The increase in sales in this channel was primarily attributable to an increase in sales to the established customers in other regions of Europe and the continual weakening of U.S. Dollar against Euro.
During the first two quarters of fiscal 2007, On Board Services sales increased by 3.6% compared to the first two quarters of fiscal 2006 primarily due to the continual weakening of U.S. Dollar against Euro.
During the first two quarters of fiscal 2007, retail sales increased $1,330,000 or 48.7%, compared to the first two quarters of fiscal 2006. The increase was primarily due to an increase in sales of new items with a new range of ethnic recipes under private label in the first two quarters of fiscal year 2007.

Gross Margin
A comparison of net sales, gross margin and gross margin percentage for the first two quarters of fiscal 2007 and 2006 are as follows:

	Twenty four weeks ended
	December 9,	December 10,
	2006	2005	% Change
	(Dollars in thousands)
Net sales	$37,454	$31,347	19.5%
Gross margin	$8,952	$8,267	8.3%
Gross margin percentage	23.9%	26.4%
During the first two quarters of fiscal 2007, gross margin increased 8.3%, or $685,000, compared to the first two quarters of fiscal 2006, due primarily to the increase in sales as compared to the first two quarters of fiscal 2006.
For the first two quarters of fiscal year 2007, gross margin as a percentage of sales in the U.S. decreased from 26.4% to 23.9%, due primarily to the change in product mix in the first two quarters as compared to the same period last year. The gross margin in France decreased from 22.9% for the first two quarters of fiscal 2006 to 18.1% for the first two quarters of fiscal 2007, primarily due to the increase in distribution costs as the result of the higher fuel cost compared to the same period in fiscal 2006 and costs related to starting up the Company’s new manufacturing operation in Le Pertre, France.
During fiscal year 2006, management re-evaluated the presentation of its French financial statements and determined that certain manufacturing and depreciation costs, as well as certain selling and administrative expenses in the first two quarters of fiscal years 2006 should be reclassified to conform to the current year presentation. As a result, in the first two quarters of fiscal year 2006, cost of goods sold, selling and administrative expenses and other non-operating expense disclosed herein are higher by $93,000, $63,000 and $36,000, respectively than the amounts originally reported; while non-production depreciation expenses and other expense disclosed herein are lower by $165,000 and $4,000 respectively, while other operating expense and investment income disclosed herein are higher by$17,000 and $6,000, respectively than originally reported. These reclassifications had no impact to the Company’s net income or earnings per share for the first two quarters fiscal year 2006 as a result of these reclassifications.
Selling and Administrative Expenses
A comparison of selling and administrative expenses for the first two quarters of fiscal 2007 and 2006 by geographic location is as follows:

	YTD Fiscal 2007	YTD Fiscal 2006	$ Change	%Change
U.S.	$5,025,000	$4,279,000	$746,000	17.4%
France	1,529,000	1,532,000	(3,000)	(0.2%)

Total Selling and Administrative Expenses	$6,554,000	$5,811,000	$743,000	12.8%

Selling and administrative expenses increased $743,000, or 12.8%, in the first two quarters of fiscal 2007 compared to the first two quarters of fiscal 2006. Increases in such expenses over the prior year are mainly the result of higher selling and marketing expenses in the U.S. Selling and administrative expenses as a percentage of sales decreased to 17.5% in the first two quarters of fiscal 2007, compared to 18.5% in the same quarter of fiscal 2006. Selling and administrative expense as a percentage of sales in the U.S. decreased from 19.3% in the first two quarters of fiscal 2006 to 18.9% in the first two quarters of fiscal 2007 due primarily to the increased sales in the U.S. Selling and administrative expense in France as a percentage of sales decreased from 16.7% in the first two quarters of fiscal 2006 to 14.1% in the first two quarters of fiscal 2007 due primarily to the decrease of direct selling and general administrative expenses.
Depreciation and Amortization
For the first two quarters of fiscal 2007, depreciation and amortization expense increased by $207,000, compared to the first two quarters of fiscal 2006, to $608,000 as a result of an increased amount of machinery and equipment deployed to meet the production requirements from the recent history of increased sales. The portions of depreciation and amortization expense that are included in the cost of goods sold are $491,000 and $359,000 in the first two quarters of fiscal 2007 and 2006, respectively.
Non-operating Income and Expense
For the first two quarters of fiscal 2007, non-operating expense increased to $121,000 from $77,000 compared to the first two quarters of fiscal 2006, due primarily to a $75,000 increase in interest expense relating to borrowings in the U.S. and France, and a $34,000 decrease in investment interest income for the first two quarters of fiscal 2006, partially offset by a $14,000 decrease in foreign exchange loss and a $10,000 increase in consulting income.

Provision for Taxes
No provision for income taxes was recorded in the U.S. during the first two quarters of fiscal 2006 given the Company’s history of losses prior to fiscal year 2005. Management will continue to evaluate the Company’s ability to benefit from its deferred tax assets and make adjustments as necessary to the valuation allowance. The Company had a provision of $10,000 for a minimum tax liability in France and $1,000 for U.S. minimum state tax liabilities in the first two quarters of fiscal year 2007.
Liquidity and Capital Resources
At December 9, 2006, the Company’s cash and cash equivalents were $3,067,000, compared with $2,154,000 at June 24, 2006. The increase is primarily the result of increase in sales and accounts payables. There is a restricted cash balance of $35,000 at December 9, 2006 for the asset retirement obligation in the U.S.
Net cash provided by operations was $3,007,000 for the first two quarters of fiscal 2007, compared to cash provided by operations of $2,782,000 for the same period in fiscal 2006. This increase was primarily a result of the increase in net income in the first two quarters of fiscal 2007. Additionally, in the first two quarters of fiscal 2007, the Company experienced increases of $2,284,000 and $615,000 in its trade receivable and inventory, respectively, to accommodate its historically higher business activities during the first two fiscal quarters. Increases in accounts payable and accrued expenses provided $3,882,000, while decreases in accrued payroll and related liabilities used $524,000 of cash during the first two quarters of fiscal 2007, due mainly to the increased demand for raw material and the higher level of production.
Net cash used in investing activities was $2,563,000 for the first two quarters of fiscal 2007, largely due to the investment in new production facility and equipment in the amount of $2,533,000. Net cash provided by financing activities was $204,000, consisting primarily of a net increase of long-term debt for the production facility and equipment in the amount of $1,323,000, partially offset by repayment of borrowings on the line-of-credit in the amount of $1,000,000 and long-term debts in the amount of $119,000. As of December 9, 2006, the Company had outstanding borrowings of $4,881,000, bearing interest at rates ranging from 2.8% to 8.75%.
In October 2002, Cuisine Solutions France entered into a ten-year term loan in the amount of €190,000, or $252,000 at the exchange rate as of December 9, 2006 to finance the acquisition of land and a building to be used as a distribution warehouse. This loan, secured by the land and the building, bears interest of 5.7% and is due in October 2012. The current portion of this loan is $24,000 and the total outstanding principal amount was $167,000 as of December 9, 2006.
In March 2003, Cuisine Solutions France entered into a five-year term loan in the amount of €280,000, or $372,000 at the exchange rate as of December 9, 2006 to further expand the facility. This loan, secured by the facility, bears interest of 3.3% and is due on March 6, 2008. The total outstanding principal amount was $118,000 as of December 9, 2006, with a current portion of $78,000.
In February 2004 and September 2004, the Company entered into two separate 48-month capital lease agreements in the amount of $18,000 and $15,000, respectively, to provide two vehicles for two of the Company’s key managers. As of December 9, 2006, the commitments under these two capital leases had outstanding balances of $6,000 and $8,000 with current portions of $5,000 and $4,000, respectively.
In June 2004, Cuisine Solutions France entered into a four-year unsecured term loan in the amount of €57,000, or $76,000 at the exchange rate as of December 9, 2006 to finance its new computer server and packaging line equipment. The loan bears interest of 3.95% and is due on June 15, 2008. The total outstanding principal is $31,000 at December 9, 2006, with a current portion of $20,000.
On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line-of-credit to finance its working capital requirements in the U.S. The line-of-credit is secured by the Company’s U.S. accounts receivable and inventory and further guaranteed by Food Investors Corporation (“FIC”), an affiliate, and secured by real estate owned by FIC. On December 23, 2005, the maximum borrowing amount of this line-of-credit was increased to $5,000,000 and the maturity date was extended to September 1, 2006 and was further extended to November 1, 2006. On November 1, 2006, this line-of-credit was extended to November 1, 2007 and the interest rate was reduced to the prime interest rate, or 8.25% as of December 9, 2006, from the prime interest rate plus 0.5%. There was no outstanding principal balance on the line-of-credit as of December 9, 2006.
On March 15, 2005, the Company entered into a five year term loan with the Bank of Charles Town in the amount of $200,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 6.75%, matures on March 15, 2010, and is secured by the equipment. As of December 9, 2006, the outstanding principal was $141,000 with a current portion of $39,000.

In June 2005, Cuisine Solutions France entered into a five year unsecured term loan to finance its office remodeling in the amount of €64,000, or $85,000 at the exchange rate as of December 9, 2006. The loan bears interest of 3.25% and is due on June 20, 2010. The total outstanding principal is $62,000 at December 9, 2006, with a current portion of $17,000.
On November 9, 2005, the Company entered into a five year term loan with BB&T Bank in the amount of $680,000 to finance its purchase of production equipment. This loan bears a fixed interest rate of 7.3%, matures on October 5, 2010, and is secured by the equipment. As of December 9, 2006, the outstanding principal amount of the loan was $552,000 with a current portion of $127,000.
In November 2005, Cuisine Solutions France entered into a seven year term loan to further expand its facility in the amount of €285,000 or $358,000. This loan, secured by the facility, bears interest of 2.8% and is due in November 2012. The outstanding principal of this loan is $329,000 as of December 9, 2006, and the current portion is $51,000.
In April 2006, Cuisine Solutions France entered into an unsecured seven year installment loan agreement in the amount of up to €600,000, or $797,000 at the exchange rate as of December 9, 2006, to finance equipment purchases for its new production facility in France. This equipment loan bears a variable rate of interest calculated according to the Accounts for Industrial Development (CODEVI) index rate plus 1%. As of December 9, 2006, the CODEVI index rate was 2.75% and therefore the interest rate of the loan is at 3.75%. This equipment loan matures in October 2013. As of December 9, 2006, the outstanding principal of this loan is $778,000 with a current portion of $85,000.
In May 2006, Cuisine Solutions France entered into a fifteen year installment loan agreement to borrow an aggregate of up to €1,900,000, or $2,523,000 at the exchange rate as of December 9, 2006, within the first 30 months, to finance a new production facility and related acquisition costs in France. This loan, secured by the new facility, bears a fixed interest rate at 3.6% per annum. This loan requires interest only payments for the first 30 months and a fixed monthly payment of €15,000 thereafter. The outstanding principal balance as of December 9, 2006 was $2,523,000 and the expected maturity date is June 12, 2019.
FUTURE PROSPECTS
The Company is working toward and believes that it can be the preeminent company in a new category of premium, fully cooked, frozen food. The Company anticipates solid overall growth in sales in the U.S. and France during the remainder of fiscal 2007. Relatively equal efforts will be made to grow all channels in both the U.S. and France to minimize the impact of any potential disruption in any one channel in any geographic location. Examples of disruptions were seen in the On Board Services channel in the U.S. in the second quarter of fiscal 2006 because of natural disasters and increased financial difficulties in much of the airline and passenger train industries and in France in the third quarter of fiscal 2006 with political demonstrations that disrupted the Food Service channel.
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
On Board Services
The Company will continue to expand its sales efforts in the airline business in fiscal 2007 by continuing to market for new U.S. accounts and also continuing the focus on the European airline market. While there are continued concerns regarding the financial health of airlines and trains in the U.S., management will seek to strengthen the business relationships with the major airlines, passenger rail lines and harbor and major cruise lines through continued value and an increase in service by offering flexible solutions based upon the demand in the industry.
Retail
The Retail Sales channel was formally created during fiscal year 2000 with the objective of penetrating the In-Store Deli category of major North American retailers. Although deli items in the supermarket is still an important part of the Retail channel, the Company’s focus for fiscal 2007 is to build the Cuisine Solutions brand in the warehouse stores, premium supermarkets, and natural stores. The Company sells primarily private label products in the retail market in France, and it will continue to do so for the remainder of fiscal 2007, but it is the Company’s goal to begin to work towards Cuisine Solutions branded frozen products in France. In fiscal year 2006 and the first 24 weeks of fiscal 2007, the Company’s retail sales program showed significant growth in the U.S., particularly with the club retailers, and it is allowing the Company to capture certain of the high volume benefits of U.S. retail without incurring significant costs of marketing investment as are usually required of food suppliers doing business with U.S. retailers. Cuisine Solutions believes that it is also beginning to gain brand awareness from its premium frozen foods sales. Cuisine Solutions expects to continue to introduce new product offerings to the Retail channel in fiscal 2007. Building the Cuisine Solutions brand will be extremely important in the remainder of fiscal 2007. The Company anticipates strong growth again in this channel in fiscal 2007.
Military
The U.S. Military channel continues to be managed via a broker/distributor for the Navy, adding very little in terms of sales and administrative expenses. Sales in this channel have grown in fiscal 2005, fiscal 2006 and the first 24 weeks of fiscal 2007 through sales to both the Army and the Navy, but the Company’s goal is to increase product penetration to other parts of the over $7 billion annual U.S. military food budget. Cuisine Solutions items were tested and selected for a 14 entrée rotating menu (UGRA) that started in October 2004. A Cuisine Solutions entrée was also selected for a thirty day cycle menu overseas called the Concept of Operations (CONOPS) menu at the end of fiscal 2005 which has led to greater growth in this channel. This food is primarily to feed U.S. troops overseas and sold via distributors. There is no guarantee that the military will continue to purchase the items from the Company, but the Company’s items are included in scheduled URG-A menus and the CONOPS menu, which started in fiscal 2007. The military does not give the Company sales forecasts, and therefore, the Company has little visibility into sales and ordering patterns fluctuations, such as the spike in sales experienced in the first quarter of fiscal 2006 and the second quarter of fiscal 2007. The Company cannot anticipate the length of time that U.S. troops will remain in the war zones where the current menus are operational, however, the Company anticipates growth in this channel for fiscal 2007.
National Restaurant Chains
In fiscal 2007, the Company intends to further pursue its role as a supplier for national restaurant chains. The Company believes it has found that the Company can provide products to fill out a restaurant chains menu, it can also provide the specials for their seasonal menus, and it can solve a chain’s smaller kitchen issues with its fully cooked products. The Company experienced significant sales growth in this channel in fiscal 2006. Management believes that there is a large untapped market for the Company’s upscale fully cooked products for the same reasons such products are appealing to the hotel and resort restaurants and anticipates solid growth in this channel in the remainder of fiscal 2007.

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
Foreign Currency Risk:
Operations in France constituted 29.0% of the first two quarters fiscal year 2007 Company sales. The majority of the Company’s sales are denominated in U.S. dollars, thereby limiting the Company’s risk to changes in foreign currency rates. The functional currency in France is the Euro. Fluctuation in the U.S. dollar/Euro exchange rate impacts the translation of the income statements of the Company’s French operations into U.S. dollars and affects year-over-year comparability of the Company’s operating results. Sales that are subject to these foreign currency fluctuations are approximately 29.0% of the Company’s sales. The assets of the Company’s foreign subsidiaries constitute approximately 43.2% of the Company’s consolidated total assets and fluctuations in the U.S. dollar/Euro exchange rate similarly impact the translation of the value of these assets into U.S. dollars. The Company does not enter into hedging transactions to mitigate exposure to exchange rate fluctuations as the Company currently does not believe that this is justified by the potential exposure of the costs associated with derivative securities. Information about the Company’s foreign currency translation policy is set forth in Note 1 to the Notes to the Company’s Unaudited Consolidated Condensed Financial Statements contained in this Form 10-Q.

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

CUISINE SOLUTIONS, INC.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended June 24, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
On October 26, 2006, the Company held its 2006 Annual Meeting of Stockholders. At the meeting, the Company’s stockholders voted on, and approved, the following matters:
1.	The election of the following directors to serve until the Company’s 2007 Annual Meeting of Stockholders:

Nominee	Shares voted for	Authority withheld
Jean-Louis Vilgrain	15,092,452	622,323
Stanislas Vilgrain	15,378,752	336,023
Charles C. McGettigan	15,559,895	154,880
Sebastien Vilgrain	15,092,152	622,623
Robert van Roijen	15,635,595	79,180
Hugues Prince	15,456,552	258,223
John D. Firestone	15,640,795	73,980
Robert H. Herman	15,640,595	74,180
Thomas L. Gregg	15,425,652	289,123
2.	The ratification of the selection of BDO Seidman LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007:

Shares voted for	Shares voted against	Shares abstained
15,712,630	1,435	710
Item 5. Other Information
Not applicable.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (2)

Exhibit
Number	Description
3.3	By-laws. (3)

10.64	Credit Agreement with Bank of Charles Town, as amended, dated November 1, 2006. (4)

10.65	Summary of Chairman Compensation Arrangement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibit 3-A of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(2)	Incorporated by reference to exhibit 3.2 of the Registrant’s Registration Statement on Form 8-A, filed with the Commission on February 22, 2005.

(3)	Incorporated by reference to exhibit 3-B of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the Commission on April 2, 1993.

(4)	Incorporated by reference to exhibit 10.64 of the Registrant’s Form 8-K filed with the SEC on November 6, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.
Date: January 23, 2007	By:	/s/ Stanislas Vilgrain
Stanislas Vilgrain
Chief Executive Officer

By:	/s/ Yuyun Tristan Kuo
Yuyun Tristan Kuo
Chief Financial Officer, Treasurer and Corporate Secretary