Form 10-Q
period 2007-03-31
CUISINE SOLUTIONS INC
filed 2007-05-15
CIK 737602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
The number of shares of outstanding of each of the issuer’s classes of common stock, $0.01 par value, outstanding as of May 11, 2007 was:

Class of Common Stock	Number of Shares
Class A	16,537,541
Class B	None

TABLE OF CONTENTS

		Page
PART I
Item 1.	Financial Statements (unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26

PART II
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURES		28
EX-31.1:	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
EX-31.2:	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
EX-32.1:	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

CUISINE SOLUTIONS, INC.
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	June 24,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$1,276,000	$2,154,000
Trade accounts receivable, net	9,329,000	5,360,000
Inventory, net	12,838,000	9,461,000
Prepaid expenses	1,194,000	373,000
Accounts receivable, related parties	39,000	25,000
Deferred tax assets	1,246,000	—
Other current assets	807,000	616,000
Assets from discontinued operations	4,000	6,000

TOTAL CURRENT ASSETS	26,733,000	17,995,000
Investments, non-current	375,000	375,000
Fixed assets, net	10,922,000	8,321,000
Restricted cash	55,000	5,000
Deferred tax assets, net	6,654,000	—
Other assets	85,000	70,000

TOTAL ASSETS	$44,824,000	$26,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line-of-credit	$3,000,000	$1,000,000
Current portion of long-term debt	467,000	356,000
Accounts payable and accrued expenses	9,697,000	5,831,000
Accrued payroll and related liabilities	2,330,000	2,455,000
Liabilities from discontinued operations	25,000	150,000

Total current liabilities	15,519,000	9,792,000
Long-term debt, less current portion	4,183,000	3,321,000
Asset retirement obligation	499,000	398,000

TOTAL LIABILITIES	20,201,000	13,511,000

Commitments and contingencies
Stockholders’ equity
Common Stock
Class A Stock — $.01 par value, 20,000,000 shares authorized, 16,537,541 and 16,439,191 shares issued and outstanding at March 31, 2007 and June 24, 2006	166,000	165,000
Class B Stock — $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	27,828,000	27,516,000
Accumulated deficit	(4,360,000)	(15,127,000)
Accumulated Other Comprehensive Income:
Cumulative translation adjustment	989,000	701,000

TOTAL STOCKHOLDERS’ EQUITY	24,623,000	13,255,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,824,000	$26,766,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Sixteen Weeks Ended		Forty Weeks Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net sales	$23,898,000	$17,967,000	$61,352,000	$49,314,000
Cost of goods sold	18,852,000	13,498,000	47,354,000	36,578,000

Gross margin	5,046,000	4,469,000	13,998,000	12,736,000

Selling and administration	4,350,000	3,678,000	10,904,000	9,489,000
Depreciation and amortization	69,000	43,000	186,000	122,000
Other operating income	(1,000)	(13,000)	(5,000)	(30,000)

Income from operations	628,000	761,000	2,913,000	3,155,000

Non-operating income (expense)
Investment income	1,000	8,000	7,000	48,000
Interest expense	(29,000)	(36,000)	(175,000)	(107,000)
Other income (expense), net	9,000	(68,000)	28,000	(114,000)

Total non-operating expense	(19,000)	(96,000)	(140,000)	(173,000)

Income before income tax	609,000	665,000	2,773,000	2,982,000
Provision for income tax benefit (expense)	7,889,000	(6,000)	7,878,000	(14,000)

Income from continuing operations before discontinued operations	8,498,000	659,000	10,651,000	2,968,000

Discontinued operations
Net gain from dissolution of CS Norway	116,000	—	116,000	—

Net gain from discontinued operations	116,000	—	116,000	—

NET INCOME	$8,614,000	$659,000	$10,767,000	$2,968,000

Per common share data
Basic earnings:
From continuing operations	$0.52	$0.04	$0.65	$0.18
From discontinued operations	0.00	0.00	0.00	0.00

	$0.52	$0.04	$0.65	$0.18
Diluted earnings:
From continuing operations	$0.46	$0.04	$0.58	$0.16
From discontinued operations	0.01	0.00	0.01	0.00

	$0.47	$0.04	$0.59	$0.16

Weighted average shares outstanding-basic	16,471,879	16,299,374	16,452,149	16,197,434
Common stock equivalents	1,960,536	1,977,554	1,913,645	1,936,973

Weighted average shares outstanding-diluted	18,432,415	18,276,928	18,365,794	18,134,407

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Unrealized
			Retained	Gains/(Losses)
		Additional	Earnings	on Debt	Cumulative	Total
	Common	Paid-In	(Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit)	Investments	Adjustment	Equity
Balance, June 24, 2006	$165,000	$27,516,000	$(15,127,000)	$—	$701,000	$13,255,000

Exercise of common stock options	1,000	125,000	—	—	—	126,000
Stock-based compensation	—	187,000	—	—	—	187,000
Forty weeks 2007 net income	—	—	10,767,000	—	—	10,767,000
Other Comprehensive Income
Unrealized loss on debt and equity investments	—	—	—	—	—	—
Translation adjustment	—	—	—	—	288,000	288,000

Other Comprehensive Income	—	—	—	—	—	288,000
Comprehensive income						11,055,000

Balance, March 31, 2007	$166,000	$27,828,000	$(4,360,000)	$—	$989,000	$24,623,000

				Unrealized
			Retained	Gains/(Losses)
		Additional	Earnings	on Debt	Cumulative	Total
	Common	Paid-In	(Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit)	Investments	Adjustment	Equity
Balance, June 25, 2005	$161,000	$26,754,000	$(18,781,000)	$(7,000)	$524,000	$8,651,000

Exercise of common stock options	3,000	383,000	—	—	—	386,000
Stock-based compensation	—	265,000	—	—	—	265,000
Forty weeks 2006 net income	—	—	2,968,000	—	—	2,968,000
Other Comprehensive Income
Unrealized loss on debt and equity investments	—	—	—	(19,000)	—	(19,000)
Translation adjustment	—	—	—	—	23,000	23,000

Other Comprehensive Income	—	—	—	—	—	4,000
Comprehensive income						2,972,000

Balance, April 1, 2006	$164,000	$27,402,000	$(15,813,000)	$(26,000)	$547,000	$12,274,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year to date
	Forty weeks ended
	March 31,	April 1,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,767,000	$2,968,000

Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	1,017,000	652,000
Change in allowance for doubtful accounts	(215,000)	137,000
Inventory obsolescence reserve	132,000	118,000
Loss on investments		5,000
Stock-based compensation	187,000	265,000
Valuation allowance reversal	(7,900,000)	—
Changes in assets and liabilities, net of effects of non-cash transactions:
Increase in trade accounts receivable	(3,754,000)	(1,744,000)
Increase in inventory	(3,509,000)	(2,212,000)
Increase in prepaid expenses	(821,000)	(283,000)
(Increase) decrease in accounts receivable, related parties	(14,000)	67,000
(Increase) decrease in other assets	(206,000)	58,000
Increase in accounts payable and accrued expenses	3,855,000	810,000
(Decrease) increase in accrued payroll and related liabilities	(125,000)	452,000
Increase in other current liabilities	11,000	70,000
Changes in assets and liabilities from discontinued operations	(123,000)	9,000

Net cash (used in) provided by operating activities	(698,000)	1,372,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	456,000
Increase in restricted cash	(50,000)	—
Capital expenditures	(3,486,000)	(2,193,000)

Net cash used in investing activities	(3,536,000)	(1,737,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt	(231,000)	(871,000)
Proceeds from debt	1,173,000	962,000
Net borrowing (repayment) on line-of-credit	2,000,000	(774,000)
Payments on debts from discontinued operations	—	(1,031,000)
Proceeds from stock issuance	126,000	386,000

Net cash provided by (used in) financing activities	3,068,000	(1,328,000)

Net decrease in cash and cash equivalents	(1,166,000)	(1,693,000)
Change in cumulative translation adjustment	288,000	23,000
Cash and cash equivalents, beginning of period	2,154,000	2,171,000

CASH and CASH EQUIVALENTS, END OF PERIOD	$1,276,000	$501,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$237,000	$148,000
Cash paid during the period for income taxes	$27,000	$20,000
Addition to fixed assets due to recognition of asset retirement obligation	$101,000	$—
Addition to fixed assets through lease	$31,000	$—
See accompanying notes to consolidated condensed financial statements.

Cuisine Solutions, Inc.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2007
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for the fair presentation of the Company’s results of operations, financial position and changes therein for the periods presented have been included.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in the areas of allowance for doubtful accounts, inventory obsolescence reserve, share-based compensation, lease obligations and income taxes. The Company bases its judgments and estimates on historical experience and other assumptions that it believes are reasonable.
During fiscal year 2006, management re-evaluated the presentation of its French financial statements and determined that certain manufacturing and depreciation costs, as well as certain selling and administrative expenses should be reclassified to conform to the current year presentation. As a result, in the sixteen weeks ended April 1, 2006, cost of goods sold, interest expense and other expense disclosed herein are higher by $95,000, $5,000 and $62,000, respectively, than the amounts originally reported; while selling and administration expense and non-production depreciation expenses disclosed herein are lower by $65,000 and $81,000, respectively, than the amount originally reported; and other operating income and investment income disclosed herein are higher by $13,000 and $3,000, respectively, than the amount originally reported. For the forty weeks ended April 1, 2006, cost of goods sold, interest expenses and other expense disclosed herein are higher by $188,000, $2,000 and $97,000, respectively than the amounts originally reported; while selling and administrative expenses and non-production depreciation expenses disclosed herein are lower by $2,000 and $246,000 respectively; while other operating income and investment income disclosed herein are higher by $30,000 and $9,000, respectively than originally reported. These reclassifications had no impact to the Company’s net income or earnings per share for the sixteen and forty weeks ended April 1, 2006 as a result of these reclassifications.
The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 24, 2006, as filed with the SEC.
Nature of Operations
Cuisine Solutions develops produces and markets upscale fully cooked, frozen entrees and sauces for the banquet, airline, passenger rail service, retail, military and restaurant industries with primary manufacturing facilities in the U.S. and France.
Principles of Consolidation
The consolidated condensed financial statements include the accounts of Cuisine Solutions, Inc. and its subsidiaries, Cuisine Solutions Norway, S.A. (discontinued operations) and Cuisine Solutions, in France (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in the consolidated condensed financial statements.
The consolidated financial statements include all assets, liabilities, revenues, expenses, income, loss and cash flows of Cuisine Solutions, Inc. and all companies in which Cuisine Solutions, Inc. has a controlling voting interest (the “Subsidiaries”), as if Cuisine Solutions, Inc. and its subsidiaries were a single company.

Revenue Recognition
The Company recognizes revenues; including shipping charges billed to customers, at the time products are shipped to its customers. The Company’s sales are evidenced by verbal or physical purchase orders from the customers and are confirmed by sales acknowledgements sent to the customers via facsimile. All products are shipped frozen, except for some retail sales items in France, which are shipped refrigerated. All sales are at fixed and determinable pricing and customers are responsible for freight costs. As part of its credit policy, the Company completes sales to customers that, based on its experience, it believes will remit payment in full for the goods sold. Revenue is reduced for potential returns, adjustments, and allowances provided to customers as required by Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists.
Customer Dependency
A large portion of Cuisine Solutions’ revenue has traditionally come from the supply of its products to travel-related customers. Since fiscal year 2004, Cuisine Solutions has made a concerted effort to diversify its sales into Retail, National Restaurant Chains, and the U.S. Military channels. Growth in those areas continues to reduce the Company’s dependency on the travel industry. In fiscal years 2006 and 2007, some of the Company’s largest customers in terms of sales were companies or organizations outside of the travel related industry. Management believes that Cuisine Solutions’ revenue will continue to grow in the non-travel related channels. During the third quarter of fiscal year 2007, there is one customer in the Retail channel, Costco Warehouse in the U.S., which accounted for 10% or more of the Company’s total revenue.
Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of
The Company accounts for the impairment of long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
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
NOTE 2 – FISCAL PERIODS
The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. The first and second quarters of fiscal years 2007 and 2006 contain twelve weeks, the third quarters of fiscal years 2007 and 2006 contain sixteen weeks, while the fourth quarters of fiscal years 2007 and 2006 contain thirteen and twelve weeks respectively.
NOTE 3 – ACCOUNTS RECEIVABLE
Accounts Receivable consists of:

	March 31, 2007	June 24, 2006
Trade accounts receivable	$9,776,000	$6,022,000
Allowance for doubtful accounts	(447,000)	(662,000)

Trade accounts receivable, net	$9,329,000	$5,360,000

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
NOTE 4 – INVENTORY
Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Included in inventory costs are raw materials, labor and manufacturing overhead. The Company records the raw materials at delivered cost. Standard labor and manufacturing overhead costs are applied to the finished goods based on normal production capacity as required by SFAS No. 151, Inventory Costs-An Amendment of ARB No.43, Chapter 4.
The Company determines the inventory obsolescence reserve based on management’s historical experience and establishes reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. Total inventory obsolescence reserves as of March 31, 2007 and June 24, 2006 were $413,000 and $281,000, respectively.
Inventory consists of:

	March 31, 2007	June 24, 2006
Raw materials	$3,805,000	$3,371,000
Frozen product & other finished goods	8,422,000	5,297,000
Packing materials & supplies	1,024,000	1,074,000

	13,251,000	9,742,000
Less obsolescence reserve	(413,000)	(281,000)

	$12,838,000	$9,461,000

NOTE 5 – COMMITMENTS AND CONTINGENCIES
From time to time, the Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts that it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.
According to the terms and conditions of the amended lease agreement, effective June 2006, for the manufacturing facility in the U.S., the Company is required to restore a portion of the premises to its condition as in existence prior to the alterations and improvements made by the Company. The present value of the estimated restoration cost is $499,000. In addition, the Company is required to make monthly deposits of $5,000, adjusted annually, to a restricted bank account (restricted cash) as security in fulfilling this obligation.
NOTE 6 – TRANSACTIONS WITH RELATED PARTIES
The Company has a 10% equity interest in Cuisine Solutions Chile, S.A. (“Cuisine Solutions Chile”). The Company’s 10% equity investment in Cuisine Solutions Chile is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile. During the third quarter of fiscal year 2007 and 2006, the Company purchased $2,176,000 and $1,509,000, respectively, of products from Cuisine Solutions Chile for production and/or resale in the U.S. and Europe.

On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line-of-credit to finance its working capital requirements in the U.S. The line-of-credit is secured by the Company’s U.S. accounts receivable and inventory and further guaranteed by Food Investors Corporation (“FIC”), an affiliate, and secured by real estate owned by FIC. On December 23, 2005, the maximum borrowing amount of this line-of-credit was increased to $5,000,000 and the maturity date was extended to September 1, 2006 and was further extended to November 1, 2006. On November 1, 2006, this line-of-credit was extended to November 1, 2007 and the interest rate was reduced to the prime interest rate, or 8.25% as of March 31, 2007, from the prime interest rate plus 0.5%. The outstanding principal balance on the line-of-credit was $3,000,000 and $1,000,000 as of March 31, 2007 and April 1, 2006, respectively.
NOTE 7 – DISCONTINUED OPERATIONS
The Company discontinued its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The majority of the machinery and equipment used in the Norway facility was sold to Cuisine Solutions Chile in exchange for a note for $500,000 (the note was paid in full in Fiscal 2005), and equity in Cuisine Solutions Chile. The fair value of the equity was determined by management to be approximately $375,000. The Company recorded a gain of approximately $571,000 as a result of the sale of the equipment in its second quarter of fiscal 2005. As the discontinuation of the Norwegian operations was substantially completed in fiscal 2005, the Company recognized a loss from translation adjustment of $110,000 related to the discontinued Norwegian operations. The salmon production from Norway has been replaced by the production of salmon by Cuisine Solutions Chile. The Company’s Norway facility is in the final stages of closing down and all costs remaining are estimates. The Company has reduced previous reserves in the third quarter of fiscal year 2007 offset by certain other charges resulting in a net gain from dissolution of $116,000.
The assets and liabilities of discontinued operations at March 31, 2007 and June 24, 2006 are as follows:

	March 31, 2007	June 24, 2006
Assets of discontinued operations:
Cash	$4,000	$—
Other assets	—	6,000

Total assets of discontinued operations	$4,000	$6,000

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$25,000	$150,000

Total liabilities of discontinued operations	$25,000	$150,000

NOTE 8 – EARNINGS PER SHARE
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share also include common stock equivalents outstanding during the period, if dilutive. The Company’s common stock equivalents consist of stock options. The number of common stock options included in the diluted earnings per share calculations was 1,960,536 and 1,977,554 for the sixteen weeks and 1,913,645 and 1,936,973 for the forty weeks ended March 31, 2007 and April 1, 2006, respectively.
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

During fiscal year 2000, the Company adopted the 1999 Stock Option Plan which provides for up to 2,600,000 shares of the Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. As of March 31, 2007, there were 263,597 shares available for future option grants under the 1999 Plan.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the third quarter and year-to-date of fiscal year 2007 and 2006 as follows:

	Sixteen weeks	Sixteen weeks	Forty weeks	Forty weeks
	ended	ended	ended	ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006

Expected dividend yield	—	—	—	—
Risk-free interest rate	5.0%	5.0%	5.0%	5.0%
Expected life (in years)	5	5	5	5
Expected volatility	95%	136%	95%	136%
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
A summary of option activity under both of the Company’s plans as of March 31, 2007 and April 1, 2006, and changes during the sixteen weeks then ended are presented below:

	Sixteen weeks ended		Sixteen weeks ended
	March 31, 2007		April 1, 2006
		Weighted-		Weighted-
		Average Exercise		Average Exercise
Options	Shares	Price	Shares	Price
Outstanding at beginning of the period	2,260,500	$0.96	2,677,176	$1.02
Granted	—	$—	7,276	$0.01
Exercised	98,350	$1.28	(210,103)	$1.30
Forfeited or expired	(66,200)	$0.96	—	$—

Outstanding at end of the period	2,292,650	$0.95	2,474,349	$0.99

Exercisable at end of the period	2,275,150	$0.95	2,194,461	$0.99

A summary of option activity under both of the Company’s plans as of March 31, 2007 and April 1, 2006, and changes during the forty weeks then ended are presented below:

	Forty weeks ended		Forty weeks ended
	March 31, 2007		April 1, 2006
		Weighted-		Weighted-
		Average Exercise		Average Exercise
Options	Shares	Price	Shares	Price
Outstanding at beginning of the period	2,448,099	$0.99	2,795,968	$1.02
Granted	12,401	$0.01	18,034	$0.01
Exercised	98,350	$1.28	(339,653)	$1.14
Forfeited or expired	(266,200)	$1.28	—	$—

Outstanding at end of the period	2,292,650	$0.95	2,474,349	$0.99

Exercisable at end of the period	2,275,150	$0.95	2,194,461	$0.99

The following table summarizes information about stock options outstanding at March 31, 2007:

	Stock Options Outstanding
	Number	Weighted-Average		Aggregate
	Outstanding	Remaining	Weighted-Avg	Intrinsic
Range of Exercise Prices	3/31/2007	Contractual Life	Exercise Price	Value
$0.01 to $0.24	173,903	7.38	$0.01
$0.25 to $0.6561	85,250	5.57	$0.25
$0.6562 to $1.030	1,224,000	5.84	$0.89
$1.031 to $1.37	607,747	3.19	$1.14
$1.38 to $1.50	81,750	2.41	$1.39
$1.51 to $2.50	120,000	7.58	$2.10

	2,292,650	5.21	$0.95	$14,422,856

	Stock Options Exercisable
	Number	Weighted-Average		Aggregate
	Exercisable	Remaining	Weighted-Avg	Intrinsic
Range of Exercise Prices	at 3/31/2007	Contractual Life	Exercise Price	Value
$0.01 to $0.24	173,903		$0.01
$0.25 to $0.6561	85,250		$0.25	—
$0.6562 to $1.030	1,224,000		$0.88
$1.031 to $1.37	595,247		$1.14
$1.38 to $1.50	81,750		$1.39
$1.51 to $2.50	115,000		$2.10

	2,275,150	5.20	$0.95	$14,320,406

Effective June 26, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”) using the modified prospective-transition method. Under that transition method, compensation cost recognized in the third quarter of fiscal year 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 25, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to June 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result, a non-cash charge of $187,000 and $265,000 was charged to compensation expense during the first three quarters of fiscal year 2007 and 2006, respectively.
As of March 31, 2007, the Company’s total unrecognized compensation cost related to non-vested awards is $45,000 and the weighted-average years over which it is expected to be realized is 0.25 years. During the first three quarters of fiscal year 2007, 98,350 options were exercised. During the first three quarters of fiscal year 2007 and 2006, there were no modifications to the Company’s option awards and none of the compensation cost resulting from these options awards was capitalized. The Company did not recognize any tax benefits from compensation cost related to the option awards due to the cumulative net operating loss carryforward prior to fiscal year 2005.
NOTE 10 – INCOME TAXES
The Company has experienced three years of cumulative profits on its U.S. operation and five years of profits on its France operation. As a result of this positive earnings trend and projected taxable income over the next several years the Company has determined that it is more likely than not that it will utilize its tax loss carryforwards. Consequently the Company has reversed its entire deferred tax valuation allowance on the books at this time of $7,900,000.

The significant components of deferred tax assets are as follows:

	Period Ended
	March 31, 2007	June 24, 2006
Current Deferred tax assets
Inventory adjustment	$121,000	$121,000
Allowance for bad debts	102,000	210,000
NOL — US	945,000	—
NOL — France	78,000	—

Sub-total current deferred tax asset	1,246,000	331,000

Long Term Deferred tax assets:
NOL — US	$5,155,000	$5,992,000
NOL — Norway	—	1,356,000
NOL — France	737,000	415,000
Capital losses	63,000	63,000
Foreign other	74,000	74,000
Basis difference in investments	—	793,000
Property and equipment	249,000	249,000
Stock options	241,000	241,000
Other	135,000	191,000

Sub-total long term deferred tax assets	6,654,000	9,705,000

Less: Deferred tax liabilities
Worthless stock – Norway	—	408,000

Net deferred tax assets	7,900,000	9,297,000

Less: Valuation allowance	—	9,297,000

Net deferred tax	$7,900,000	$—

During the third quarter of fiscal year 2007 the Company reevaluated its tax assets related to the Company’s Norway and Brazil facilities. The Company has now utilized the full extent of its deductions on its’ U.S. Tax return, consequently, it has reversed all remaining tax assets related to these entities. In addition, the Company has reviewed its available France net operating loss carryforwards to its France filing and has recognized additional tax asset benefits as a result of this review.
NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). The Company is currently assessing the impact of SFAS 159 which it will be required to adopt.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. Currently, the Company does not have a defined benefit pension plan and other postretirement plans; therefore the adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet assessed the impact of adopting SFAS 157.
In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its financial condition or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation or FASB Statement No. 109 (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after the adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Since the effective date falls within the Company’s fiscal year 2008, the Company has yet to adopt FIN 48. Management is currently studying the impact on its financial position upon the adoption of this pronouncement starting the first quarter of the Company’s fiscal year 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) a significant change of our relationship with its customers in channels where concentration of sales to a certain number of customers exists; (2) the impact on our profitability from the fluctuations in the availability and cost of raw materials; (3) the impact on our reported earnings from fluctuations in currency exchange rates, particularly the Euro; and (4) general factors, such as economic conditions, political developments, interest and inflation rates, accounting standards, and laws and regulations in markets where we compete. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.
The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto contained elsewhere in this report.
BUSINESS OVERVIEW
We develop, produce and market upscale, fully cooked frozen entrees and sauces to the foodservice industry utilizing sales channels such as airlines, passenger trains, harbor cruise lines, hotel banquets, retail, retail in-store delis and frozen food, military and national restaurant chains. We have been providing high quality entrees to the foodservice market for over fifteen years. We believe that we are recognized in the marketplace as having one of the highest quality frozen food product lines in the world. Our motto is: exceptional food for exceptional events with ultimate convenience at a good value.
We currently distribute products through the following sales channels:
•	On Board Services: Airlines, railroad and cruise lines;

•	Food Service: Hotel banquets, convention centers, sport stadiums and other special events such as the Olympics;

•	Retail: Supermarket in-store deli, premium packaged foods;

•	Military: Naval carriers, Army field feeding, and military dining halls and clubs; and

•	National Restaurant Chains: Upscale multi-unit restaurants.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
A summary of our significant accounting policies is discussed below. Management believes that the application of these policies on a consistent basis enables us to provide the users of the financial statements with useful and reliable information about our operating results and financial condition.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Judgments and assessments of uncertainties are required in applying our accounting policies to areas including the allowance for doubtful accounts, returns, inventory obsolescence reserve, share-based compensation, lease obligations and deferred tax valuation allowance. Management bases its judgments and estimates on current and historical data, past experience and other assumptions and information that it believes are reasonable and reliable. Actual results could differ materially from those estimates. Our accounting policies are more fully described in the “Notes to Unaudited Consolidated Condensed Financial Statements” contained elsewhere in this report.
Trade receivables are reported in the consolidated balance sheet net of the allowance for doubtful accounts. Generally, we consider receivables past due 30 days subsequent to the billing date. We perform ongoing credit evaluations of our customers and generally extend credit without requiring collateral. We maintain an allowance for doubtful accounts, which is determined based on historical collection experience or changes in the financial condition of our customers. As these factors change, our allowance for doubtful accounts may change in subsequent accounting periods. Generally, losses have historically been within management’s expectations and have not been significant. As of March 31, 2007 and June 24, 2006, we maintained an allowance for doubtful accounts of approximately $447,000 and $662,000, or 4.6% and 11.0% of gross accounts receivable, respectively. The decrease in allowance for doubtful accounts is primarily due to the collection of previously doubtful accounts receivable.

We determine the inventory obsolescence reserve based on management’s historical experience and establish reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. Total inventory obsolescence reserve as of March 31, 2007 and June 24, 2006 were $413,000 and $281,000, or 3.1% and 2.9% of total inventory, respectively.
We account for corporate income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized.
During the third quarter of fiscal year 2007, we recorded an income tax benefit of $7.9 million. This benefit is a complete reversal of all the valuation allowance related to our deferred tax assets that will more likely than not be realized. This determination was primarily based on projected taxable income. In evaluating our ability to realize our deferred tax assets we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). We are currently assessing the impact of SFAS 159 which we will be required to adopt.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. Currently, we do not have a defined benefit pension plan or other postretirement plans and, therefore, the adoption of SFAS 158 is not expected to have any impact on our financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet assessed the impact of adopting SFAS 157.
In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial condition or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after the adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Since the effective date falls within our fiscal year 2008, we have yet to adopt FIN 48. Management is currently studying the impact on our financial position upon the adoption of this pronouncement starting the first quarter of our fiscal year 2008.

RESULTS OF OPERATIONS
Comparison of the sixteen weeks ended March 31, 2007 to the sixteen weeks ended April 1, 2006
Revenue in the third quarter of fiscal year 2007 increased $5,931,000 from $17,967,000 to $23,898,000, a 33.0% increase compared to the third quarter of the fiscal year 2006, due primarily to increases in sales in all sales channels. National Restaurant Chains, Military, and Retail sales increased substantially by 122.0%, 47.7% and 36.3%, respectively, from $1,044,000, $3,443,000 and $5,190,000 in the third quarter of fiscal year 2006, to $2,318,000, $5,086,000 and $7,073,000 in the third quarter of fiscal year 2007. While Food Service and On Board Services sales increased by 24.7% and 6.4% respectively.
We reported net income for the third quarter of fiscal year 2007 of $8,614,000 compared to $659,000 for the third quarter of fiscal year 2006. The increase of $7,955,000 in net income was primarily due to a one-time recognition of $7,900,000 income tax benefit having determined that it is more likely than not that the tax loss carryforwards will be utilized.
Net Sales
Third quarter net sales by region for fiscal years 2007 and 2006 were as follows:

	Q3 Fiscal 2007	Q3 Fiscal 2006	$ Change	%Change
U.S.	$16,865,000	$12,612,000	$4,253,000	33.7%
France	7,033,000	5,355,000	1,678,000	31.3%

Total Net Sales	$23,898,000	$17,967,000	$5,931,000	33.0%

Fiscal year 2007 third quarter revenue of $23,898,000 reflects a consolidated sales increase of 33.0% from fiscal year 2006 third quarter revenue of $17,967,000. The increase in sales in the third quarter of fiscal year 2007 was attributable to a 33.7% and a 31.3% increase in sales in the U.S. and France, respectively, as compared to the third quarter of fiscal year 2006.
In the third quarter of fiscal year 2007, U.S. sales accounted for 70.6% of total revenue, compared to 70.2% of total revenue in the third quarter of fiscal year 2006, while France sales accounted for 29.4% of total revenue in the third quarter of fiscal year 2007, compared to 29.8% in the third quarter of fiscal year 2006, after eliminating inter-company sales.
Third quarter net sales by sales channel for fiscal years 2007 and 2006 were as follows:

	Q3 Fiscal 2007	Q3 Fiscal 2006	$ Change	%Change
Food Service	$4,103,000	$3,290,000	$813,000	24.7%
On Board Services	5,318,000	5,000,000	318,000	6.4%
Retail	7,073,000	5,190,000	1,883,000	36.3%
Military	5,086,000	3,443,000	1,643,000	47.7%
National Restaurant Chains	2,318,000	1,044,000	1,274,000	122.0%

Total	$23,898,000	$17,967,000	$5,931,000	33.0%

During the third quarter of fiscal year 2007, sales increased in all five of our sales channels, as compared to the third quarter of fiscal year 2006. These increases were primarily due to greater customer and consumer awareness and demand for high quality, fully cooked products in most of the channels. These increases also reflect our continual success in our effort to introduce our products to all sales channels. National Restaurant Chains and Military sales increased substantially by 122.0% and 47.7%, respectively; while Retail, Food Service and On Board Services sales increased by 36.3%, 24.7% and 6.4%, respectively, during the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006.

U.S. Sales
Cuisine Solutions U.S. sales during the third quarter of fiscal years 2007 and 2006 by sales channel were as follows:

	Q3 Fiscal 2007	Q3 Fiscal 2006	$ Change	%Change
Food Service	$2,273,000	$2,023,000	$250,000	12.4%
On Board Services	2,824,000	2,694,000	130,000	4.8%
Retail	4,390,000	3,423,000	967,000	28.3%
Military	5,086,000	3,443,000	1,643,000	47.7%
National Restaurant Chains	2,292,000	1,029,000	1,263,000	122.7%

Total	$16,865,000	$12,612,000	$4,253,000	33.7%

During the third quarter of fiscal year 2007, U.S. sales increased $4,253,000 to $16,865,000, a 33.7% increase from the third quarter of fiscal year 2006 U.S. sales of $12,612,000.
During the third quarter of fiscal year 2007, U.S. Food Service sales increased by $250,000, or 12.4%, to $2,273,000 as compared to the third quarter of fiscal year 2006 U.S. sales of $2,023,000. The increase in this period was due primarily to increased sales to hotels and convention centers for special events.
During the third quarter of fiscal year 2007, U.S. On Board Services channel sales totaled $2,824,000 compared to the third quarter of fiscal year 2006 sales of $2,694,000, an increase of $130,000 or 4.8%.
During the third quarter of fiscal year 2007, U.S. Retail sales increased $967,000, or 28.3%, to $4,390,000 from $3,423,000 in the third quarter of fiscal year 2006, due primarily to an increase in sales to new and existing customers in both deli and Cuisine Solutions branded packaged products as well as a special coupon program with one major retail customer.
During the third quarter of fiscal year 2007, U.S. Military sales increased 47.7% to $5,086,000 from $3,443,000 in the third quarter of fiscal year 2006, primarily due to the placement of new items on the U.S. Army field ration menus.
U.S. National Restaurant Chains sales increased, substantially, by 122.7% from $1,029,000 to $2,292,000 during the third quarter of fiscal years 2006 and 2007, respectively, due primarily to an increase in sales to new customers as a result of our continuing effort to pursue a role as a supplier for national restaurant chains who consider our product quality and ease of use an attractive alternative for providing new and promotional menu items.
France Sales
Cuisine Solutions France sales during the third quarter of fiscal years 2007 and 2006 were as follows:

	Q3 Fiscal 2007	Q3 Fiscal 2006	$ Change	%Change
Sales in U.S. dollars	$7,033,000	$5,355,000	$1,678,000	31.3%
Sales in Euros	€5,387,000	€4,465,000	€922,000	20.6%
Average exchange rate	0.7660	0.8338
Cuisine Solutions France total sales for the third quarter of fiscal year 2007 were $7,033,000, as compared to $5,355,000 for the third quarter of fiscal year 2006, an increase of $1,678,000 or 31.3%. Sales denominated in Euros during the third quarter of fiscal years 2007 and 2006 were €5,387,000 and €4,465,000, respectively, an increase of 20.6%.
Cuisine Solutions France sales during the third quarter of fiscal years 2007 and 2006 by sales channel were as follows:

	Q3 Fiscal 2007	Q3 Fiscal 2006	$ Change	%Change
Food Service	$1,830,000	$1,267,000	$563,000	44.4%
On Board Services	2,494,000	2,306,000	188,000	8.2%
Retail	2,709,000	1,782,000	927,000	52.0%

Total	$7,033,000	$5,355,000	$1,678,000	31.3%

During the third quarter of fiscal year 2007, Food Service sales increased $563,000, or 44.4%, to $1,830,000, compared to the third quarter of fiscal year 2006. The increase in sales in this channel was primarily attributable to the recovery of sales lost from the political demonstrations in France that affected the hospitality industry during early February to early April in fiscal year 2006 as well as reduced poultry consumption due to initial scares of an avian flu outbreak in Europe during the same period of the last fiscal year as well as continual strengthening of the Euro to the U.S. Dollar.

During the third quarter of fiscal year 2007, On Board Services sales increased by 8.2% compared to the third quarter of fiscal year 2006, primarily due to the continual strengthening of the Euro to the U.S. Dollar.
During the third quarter of fiscal year 2007, Retail sales increased $927,000 or 52.0%, compared to the third quarter of fiscal year 2006. The increase was primarily due to an increase in sales of new items with a new range of ethnic recipes under private label in the third quarter of fiscal year 2007.
Gross Margin
A comparison of net sales, gross margin and gross margin percentage for the third quarter of fiscal years 2007 and 2006 are as follows:

	Sixteen weeks ended
	March 31, 2007	April 1, 2006	% Change
	(Dollars in thousands)
Net sales	$23,898	$17,967	33.0%
Gross margin	$5,046	$4,469	12.9%
Gross margin percentage	21.1%	24.9%
During the third quarter of fiscal year 2007, gross margin increased 12.9%, or $577,000, compared to the third quarter of fiscal year 2006, due primarily to the increase in net sales, partially offset by a change in product mix in France with relatively more sales of products with lower margins, as compared to the third quarter of fiscal year 2006.
For the third quarter of fiscal year 2007, gross margin as a percentage of sales in the U.S. decreased from 28.8% to 23.6%, due primarily to the change in product mix, as well as an unexpected increase in raw material costs as a result of higher fuel costs as compared to the same quarter last year. The gross margin as a percentage of sales in France decreased from 15.6% for the third quarter of fiscal year 2006 to 15.3% for the third quarter of fiscal year 2007, primarily due to the increase in distribution costs as the result of higher fuel costs and costs related to starting up our new manufacturing operation in Le Pertre, France.
During fiscal year 2006, management re-evaluated the presentation of its French financial statements and determined that certain manufacturing and depreciation costs, as well as certain selling and administrative expenses in the third quarter of fiscal year 2006 should be reclassified to conform to the current year presentation. As a result, in the third quarter of fiscal year 2006, cost of goods sold, interest expense and other expense disclosed herein are higher by $95,000, $5,000 and $62,000, respectively, than the amounts originally reported; while selling and administration expense and non-production depreciation expenses disclosed herein are lower by $65,000 and $81,000, respectively, than the amount originally reported; and other operating income and investment income disclosed herein are higher by $13,000 and $3,000, respectively, than the amount originally reported. These reclassifications had no impact to our net income or earnings per share for the third quarter fiscal year 2006.
Selling and Administrative Expenses
A comparison of selling and administrative expenses for the third quarter of fiscal years 2007 and 2006 by geographic location is as follows:

	Q3 Fiscal 2007	Q3 Fiscal 2006	$ Change	%Change
U.S.	$3,400,000	$2,914,000	$486,000	16.7%
France	950,000	764,000	186,000	24.3%

Total Selling and Administrative Expenses	$4,350,000	$3,678,000	$672,000	18.3%

Selling and administrative expenses increased $672,000, or 18.3%, in the third quarter of fiscal year 2007, compared to the third quarter of fiscal year 2006. Increases in such expenses over the prior year are mainly the result of higher selling and marketing expenses. Selling and administrative expenses as a percentage of sales decreased to 18.2% in the third quarter of fiscal 2007, compared to 20.5% in the same quarter of fiscal year 2006. Selling and administrative expense as a percentage of sales in the U.S. decreased from 23.1% in the third quarter of fiscal year 2006 to 20.2% in the third quarter of fiscal year 2007, due primarily to the increased sales in the U.S. selling and administrative expense in France as a percentage of sales decreased from 14.3% in the third quarter of fiscal year 2006 to 13.5% in the third quarter of fiscal year 2007, due primarily to the increased sales in France during the third quarter of fiscal year 2007 as compared to same period of fiscal year 2006.

Depreciation and Amortization
For the third quarter of fiscal year 2007, depreciation and amortization expense increased by $126,000, compared to the third quarter of fiscal year 2006, to $409,000 as a result of an increased amount of machinery and equipment deployed to meet the production requirements required by increased sales. The portions of depreciation and amortization expense that are included in the cost of goods sold are $340,000 and $240,000 in the third quarter of fiscal years 2007 and 2006, respectively.
Non-operating Income and Expense
For the third quarter of fiscal year 2007, there was a non-operating expense of $19,000, compared to a non-operating expense of $96,000 in the third quarter of fiscal year 2006, due primarily to the capitalization of $30,000 interest expenses related to the funding of various capital projects at the new facility in the U.S., a net decrease in foreign exchange loss of $8,000 and a net decrease in other expense of $64,000; offset by a $7,000 decrease in investment interest income and a $17,000 increase in interest expense for the third quarter of fiscal year 2007.
Provision for Taxes
We account for our income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss carryforwards. Prior to the third quarter of fiscal year 2007, we recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty of our ability to realize these assets.
During the third quarter of fiscal year 2007, we recorded an income tax benefit of $7.9 million. This benefit is the complete reversal of all the valuation allowance related to our deferred tax assets that will more likely than not be realized. This determination was primarily based on projected taxable income. In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence including our past operating results and our forecast of future taxable income.
Comparison of the forty weeks ended March 31, 2007 to the forty weeks ended April 1, 2006
Revenue in the first three quarters of fiscal year 2007 increased $12,038,000 from $49,314,000 to $61,352,000, a 24.4% increase compared to the first three quarters of the fiscal year 2006, due to an increase in sales across all our sales channels. National Restaurant Chains and Retail sales increased substantially by 64.8% and 54.6%, respectively; while sales in the Food Service, On Board Services and Military increased by 4.9%, 10.4%, and 15.0% respectively, during the first three quarters of fiscal year 2007 compared to the same period in fiscal year 2006.
We reported net income for the first three quarters of fiscal year 2007 of $10,767,000, compared to $2,968,000 for the first three quarters of fiscal year 2006. The increase in net income was primarily due to a one-time recognition of $7,900,000 income tax benefit having determined that it is more likely than not that the tax loss carryforwards will be utilized.
Net Sales
First three quarters net sales by region for fiscal years 2007 and 2006 were as follows:

	YTD Fiscal 2007	YTD Fiscal 2006	$ Change	%Change
U.S.	$43,475,000	$34,770,000	$8,705,000	25.0%
France	17,877,000	14,544,000	3,333,000	22.9%

Total Net Sales	$61,352,000	$49,314,000	$12,038,000	24.4%

Fiscal year 2007 first three quarters revenue of $61,352,000 reflects a consolidated sales increase of 24.4% from fiscal year 2006 first three quarters revenue of $49,314,000. The increase in sales in the first three quarters of fiscal year 2007 was attributable to a 25.0% and a 22.9% increase in U.S. and France sales, respectively, as compared to the first three quarters of fiscal year 2006.
In the first three quarters of fiscal year 2007, U.S. sales accounted for 70.9% of total revenue, compared to 70.5% of total revenue in the first three quarters of fiscal year 2006; while France sales accounted for 29.1% of total revenue in the first three quarters of fiscal year 2007 and 29.5% in the first three quarters of fiscal year 2006, after eliminating inter-company sales.

First three quarters net sales by sales channel for fiscal years 2007 and 2006 were as follows:

	YTD Fiscal 2007	YTD Fiscal 2006	$ Change	%Change
Food Service	$10,196,000	$9,719,000	$477,000	4.9%
On Board Services	14,081,000	12,750,000	1,331,000	10.4%
Retail	19,593,000	12,672,000	6,921,000	54.6%
Military	13,585,000	11,808,000	1,777,000	15.0%
National Restaurant Chains	3,897,000	2,365,000	1,532,000	64.8%

Total	$61,352,000	$49,314,000	$12,038,000	24.4%

During the first three quarters of fiscal year 2007, sales increased in all five of our sales channels, as compared to the first three quarters of fiscal year 2006. Sales in the Retail channel increased by $6,921,000, or 54.6%, compared to the first three quarters of fiscal year 2006, which is a result of greater consumer awareness and demand for high quality, fully cooked products in most of the channels. National Restaurant Chains channel sales increased by 64.8% while sales in other channels had slight increases, ranging from 4.9% to 15.0%, in the first three quarters of fiscal year 2007, compared to the same period in fiscal year 2006.
U.S. Sales
Cuisine Solutions U.S. sales during the first three quarters of fiscal years 2007 and 2006 by sales channel were as follows:

	YTD Fiscal 2007	YTD Fiscal 2006	$ Change	%Change
Food Service	$5,942,000	$6,201,000	$(259,000)	(4.2%)
On Board Services	7,227,000	6,238,000	989,000	15.9%
Retail	12,824,000	8,158,000	4,666,000	57.2%
Military	13,585,000	11,808,000	1,777,000	15.0%
National Restaurant Chains	3,897,000	2,365,000	1,532,000	64.8%

Total	$43,475,000	$34,770,000	$8,705,000	25.0%

During the first three quarters of fiscal year 2007, U.S. sales increased $8,705,000 to $43,475,000, a 25.0% increase from the first three quarters of fiscal year 2006 U.S. sales of $34,770,000.
During the first three quarters of fiscal year 2007, U.S. Food Service sales decreased $259,000, or 4.2%, to $5,942,000 as compared to the first three quarters of fiscal year 2006 U.S. sales of $6,201,000. The decrease in this period was due primarily to decreased sales to hotels and convention centers for special events.
During the first three quarters of fiscal year 2007, U.S. On Board Services channel totaled $7,227,000 compared to the first three quarters of fiscal year 2006 sales of $6,238,000, an increase of $989,000 or 15.9%.
During the first three quarters of fiscal year 2007, U.S. Retail sales increased $4,666,000, or 57.2%, to $12,824,000 from $8,158,000 in the first three quarters of fiscal year 2006, due primarily to an increase in sales to new and existing customers in both deli and Cuisine Solutions branded packaged products.
During the first three quarters of fiscal year 2007, U.S. Military sales increased by 15% to $13,585,000 from $11,808,000 in the first three quarters of fiscal year 2006, primarily due to the placement of new items on the U.S. Army field ration menus in the third quarter of fiscal year 2007.
For the first three quarters of fiscal year 2007, U.S. National Restaurant Chains sales increased $1,532,000, or 64.8%, to $3,897,000 from $2,365,000 in the first three quarters of fiscal year 2006. The increase in sales is due primarily to increased sales to newly established customers during the first three quarters of fiscal year 2007. We continue to pursue our role as a supplier for national restaurant chains who consider our product quality and ease of use an attractive alternative for providing new and promotional menu items.

France Sales
Cuisine Solutions France sales during the first three quarters of fiscal years 2007 and 2006 were as follows:

	YTD Fiscal 2007	YTD Fiscal 2006	$ Change	%Change
Sales in U.S. dollars	$17,877,000	$14,544,000	$3,333,000	22.9%
Sales in Euros	€13,884,000	€12,082,000	€1,802,000	14.9%
Average exchange rate	0.7766	0.8307
Cuisine Solutions France total sales for the first three quarters of fiscal year 2007 were $17,877,000, as compared to $14,544,000 for the first three quarters of fiscal year 2006, an increase of $3,333,000 or 22.9%. Sales denominated in Euros during the first three quarters of fiscal years 2007 and 2006 were €13,884,000 and €12,082,000, respectively, an increase of 14.9%.
Cuisine Solutions France sales during the first three quarters of fiscal years 2007 and 2006 by sales channel were as follows:

	YTD Fiscal 2007	YTD Fiscal 2006	$ Change	%Change
Food Service	$4,254,000	$3,518,000	$736,000	20.9%
On Board Services	6,854,000	6,512,000	342,000	5.3%
Retail	6,769,000	4,514,000	2,255,000	50.0%

Total	$17,877,000	$14,544,000	$3,333,000	22.9%

During the first three quarters of fiscal year 2007, Food Service sales in France increased $736,000, or 20.9%, to $4,254,000, compared to the first three quarters of fiscal year 2006. The increase in sales in this channel was primarily attributable to an increase in sales to the established customers in other regions of Europe and the continual strengthening of the Euro to the U.S. Dollar. In addition, the recovery of lost sales from the political demonstrations in France that affected the hospitality industry during early February to early April in fiscal year 2006 as well as reduced poultry consumption due to initial scares of an avian flu outbreak in Europe during the same period of last fiscal year.
During the first three quarters of fiscal year 2007, On Board Services sales in France increased by 5.3% compared to the first three quarters of fiscal year 2006 primarily due to the continual strengthening of the Euro to the U.S. Dollar.
During the first three quarters of fiscal year 2007, Retail sales in France increased $2,255,000 or 50.0%, compared to the first three quarters of fiscal year 2006. The increase was primarily due to an increase in sales of new items with a new range of ethnic recipes under private label in the first three quarters of fiscal year 2007.
Gross Margin
A comparison of net sales, gross margin and gross margin percentage for the first three quarters of fiscal years 2007 and 2006 are as follows:

	Forty weeks ended
	March 31, 2007	April 1, 2006	% Change
	(Dollars in thousands)
Net sales	$61,352	$49,314	24.4%
Gross margin	$13,998	$12,736	9.9%
Gross margin percentage	22.8%	25.8%
During the first three quarters of fiscal year 2007, gross margin increased 9.9%, or $1,262,000, compared to the first three quarters of fiscal year 2006, due primarily to the increase in sales as compared to the first three quarters of fiscal year 2006.
For the first three quarters of fiscal year 2007, gross margin as a percentage of sales in the U.S. decreased from 28.8% to 25.2%, due primarily to the change in product mix and increases in raw material costs in the first three quarters as compared to the same period last year. The gross margin in France decreased from 20.0% for the first three quarters of fiscal year 2006 to 17.0% for the first three quarters of fiscal year 2007, primarily due to the increase in distribution costs as the result of the higher fuel cost compared to the same period in fiscal year 2006 and costs related to starting up our new manufacturing operation in Le Pertre, France.
During fiscal year 2006, management re-evaluated the presentation of its French financial statements and determined that certain manufacturing and depreciation costs, as well as certain selling and administrative expenses in the first three quarters of fiscal years 2006 should be reclassified to conform to the current year presentation. As a result, in the first three quarters of fiscal year 2006, cost of goods sold, interest expenses and other expense disclosed herein are higher by $188,000, $2,000 and $97,000, respectively than the amounts originally reported; while selling and administrative expenses and non-production depreciation expenses disclosed herein are lower by $2,000 and $246,000 respectively; while other operating income and investment income disclosed herein are higher by $30,000 and $9,000, respectively than originally reported. These reclassifications had no impact to our net income or earnings per share for the first three quarters fiscal year 2006 as a result of these reclassifications.

Selling and Administrative Expenses
A comparison of selling and administrative expenses for the first three quarters of fiscal years 2007 and 2006 by geographic location is as follows:

	YTD Fiscal 2007	YTD Fiscal 2006	$ Change	%Change
U.S.	$8,425,000	$7,193,000	$1,232,000	17.1%
France	2,479,000	2,296,000	183,000	8.0%

Total Selling and Administrative Expenses	$10,904,000	$9,489,000	$1,415,000	14.9%

Selling and administrative expenses increased $1,415,000, or 14.9%, in the first three quarters of fiscal year 2007 compared to the first three quarters of fiscal year 2006. Increases in such expenses over the prior year are mainly the result of higher selling and marketing expenses in the U.S. Selling and administrative expenses as a percentage of sales decreased to 17.8% in the first three quarters of fiscal year 2007, compared to 19.2% in the same quarter of fiscal year 2006. Selling and administrative expense as a percentage of sales in the U.S. decreased from 20.7% in the first three quarters of fiscal year 2006 to 19.4% in the first three quarters of fiscal year 2007 due primarily to the increased sales in the U.S. Selling and administrative expense in France as a percentage of sales decreased from 15.8% in the first three quarters of fiscal year 2006 to 13.9% in the first three quarters of fiscal year 2007 due primarily to increase in sales and the decrease of direct selling and general administrative expenses.
Depreciation and Amortization
For the first three quarters of fiscal year 2007, depreciation and amortization expense increased by $296,000, compared to the first three quarters of fiscal year 2006, to $1,017,000, as a result of an increased amount of machinery and equipment deployed to meet the production requirements of increased sales. The portions of depreciation and amortization expense that were included in the cost of goods sold were $831,000 and $599,000 in the first three quarters of fiscal years 2007 and 2006, respectively.
Non-operating Income and Expense
For the first three quarters of fiscal year 2007, non-operating expense decreased to $140,000 from $173,000 compared to the first three quarters of fiscal year 2006, due primarily to a net decrease of $142,000 in other expense and the capitalization of $30,000 interest expense related to the funding of various capital projects at the new facility in the U.S.; which was partially offset by an increase of $100,000 in interest expense relating to borrowings in the U.S. and France and a $41,000 decrease in investment interest income for the first three quarters of fiscal year 2006.
Provision for Taxes
We account for our income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss carryforwards. Prior to the third quarter of fiscal year 2007, we recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty of our ability to realize these assets.
During the third quarter of fiscal year 2007, we recorded an income tax benefit of $7.9 million. This benefit is the complete reversal of all the valuation allowance related to our deferred tax assets that will more likely than not be realized. This determination was primarily based on projected taxable income. In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence including our past operating results and our forecast of future taxable income.
Liquidity and Capital Resources
At March 31, 2007, our cash and cash equivalents were $1,276,000, compared with $2,154,000 at June 24, 2006. The decrease is primarily the result of increase in inventory and capital expenditures. There is a restricted cash balance of $55,000 at March 31, 2007 for the asset retirement obligation in the U.S.
Net cash used in operations was $698,000 for the first three quarters of fiscal year 2007, compared to cash provided by operations of $1,372,000 for the same period in fiscal year 2006. This usage was primarily a result of increased demand for raw materials and the higher level of productions along with increases in prepaid expenditures partially offset by operating income for the first three quarters of fiscal year 2007.

Net cash used in investing activities was $3,536,000 for the first three quarters of fiscal year 2007, largely due to the investment in new production facilities and equipment in the amount of $3,486,000. Net cash provided by financing activities was $3,068,000, consisting primarily of borrowings from our line of credit of $2,000,000 and a net increase of long-term debt for the production facilities and equipment in the amount of $1,173,000. As of March 31, 2007, we had outstanding borrowings of $7,650,000, bearing interest at rates ranging from 2.8% to 8.75%. We anticipate investing approximately $2.5 million in acquiring new equipment and renovation at the facilities in the U.S. These capital expenditures will be financed by existing credit facilities and borrowing capabilities.
Our contractual obligations including debt and operating leases, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006, have not changed materially as of March 31, 2007 except as noted below.
On July 10, 2004, we entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line-of-credit to finance our working capital requirements in the U.S. The line-of-credit is secured by our U.S. accounts receivable and inventory and further guaranteed by Food Investors Corporation (“FIC”), an affiliate, and secured by real estate owned by FIC. On December 23, 2005, the maximum borrowing amount of this line-of-credit was increased to $5,000,000 and the maturity date was extended to September 1, 2006 and was further extended to November 1, 2006. On November 1, 2006, this line-of-credit was extended to November 1, 2007 and the interest rate was reduced to the prime interest rate, or 8.25% as of March 31, 2007, from the prime interest rate plus 0.5%. The outstanding principal balance on the line-of-credit as of March 31, 2007 was $3,000,000. We are currently in compliance with all the covenants.
FUTURE PROSPECTS
The Company is working toward and believes that it can be the preeminent company in a new category of premium, fully cooked, frozen food. The Company anticipates solid overall growth in sales in the U.S. and France during the remainder of fiscal year 2007. Relatively equal efforts will be made to grow all channels in both the U.S. and France to minimize the impact of any potential disruption in any one channel in any geographic location. Examples of disruptions were seen in the On Board Services channel in the U.S. in the second quarter of fiscal year 2006 because of natural disasters and increased financial difficulties in much of the airline and passenger train industries and in France in the third quarter of fiscal year 2006 with political demonstrations that disrupted the Food Service channel.
Food Service
In fiscal year 2007, the Company will continue to focus its efforts on large foodservice contractors and event planners rather than sales to individual smaller hotels. Customers in the Food Service sales channel place high value on the labor savings, quality, consistency, and food safety associated with Cuisine Solutions products. Management believes these customers place increased value on these characteristics in the current economic and political situations challenging today’s business environment. The Company intends to focus on large corporate accounts and explore new distribution methods during fiscal year 2007 to improve its ability to more broadly distribute its products in this channel.
On Board Services
The Company will continue to expand its sales efforts in the airline business in fiscal year 2007 by continuing to market for new U.S. accounts and also continuing the focus on the European airline market. While there are continued concerns regarding the financial health of airlines and trains in the U.S., management will seek to strengthen the business relationships with the major airlines, passenger rail lines and harbor and major cruise lines through continued value and an increase in service by offering flexible solutions based upon the demand in the industry. The Company anticipates growth in this channel for fiscal year 2007.
Retail
The Retail Sales channel was formally created during fiscal year 2000 with the objective of penetrating the In-Store Deli category of major North American retailers. Although deli items in the supermarket is still an important part of the Retail channel, the Company’s focus for fiscal year 2007 is to build the Cuisine Solutions brand in the warehouse stores, premium supermarkets, and natural stores. The Company sells primarily private label products in the retail market in France, and it will continue to do so for the remainder of fiscal year 2007, but it is the Company’s goal to begin to work towards Cuisine Solutions branded frozen products in France. In fiscal year 2006 and the first 40 weeks of fiscal year 2007, the Company’s retail sales program showed significant growth in the U.S., particularly with the club retailers, and it is allowing the Company to capture certain of the high volume benefits of U.S. retail without incurring significant costs of marketing investment as are usually required of food suppliers doing business with U.S. retailers. Cuisine Solutions believes that it is also beginning to gain brand awareness from its premium frozen foods sales. Cuisine Solutions expects to continue to introduce new product offerings to the Retail channel in fiscal year 2007. Building the Cuisine Solutions brand will be extremely important in the remainder of fiscal year 2007. The Company anticipates strong growth again in this channel in fiscal year 2007.

Military
The U.S. Military channel continues to be managed via a broker/distributor for the Navy, adding very little in terms of sales and administrative expenses. Sales in this channel have grown in fiscal 2005, fiscal 2006 and the first 40 weeks of fiscal 2007 through sales to both the Army and the Navy, but the Company’s goal is to increase product penetration to other parts of the over $7 billion annual U.S. military food budget. Cuisine Solutions items were tested and selected for a 14 entrée rotating menu (UGRA) that started in October 2004. A Cuisine Solutions entrée was also selected for a thirty day cycle menu overseas called the Concept of Operations (CONOPS) menu at the end of fiscal 2005 which has led to greater growth in this channel. This food is primarily to feed U.S. troops overseas and sold via distributors. There is no guarantee that the military will continue to purchase the items from the Company, but the Company’s items are included in scheduled URG-A menus and the CONOPS menu, which started in fiscal 2007. The military does not give the Company sales forecasts, and therefore, the Company has little visibility into sales and ordering patterns fluctuations, such as the spike in sales experienced in the first quarter of fiscal 2006 and the second quarter of fiscal 2007. The Company cannot anticipate the length of time that U.S. troops will remain in the war zones where the current menus are operational, however, the Company anticipates growth in this channel for fiscal year 2007.
National Restaurant Chains
In fiscal year 2007, the Company intends to further pursue its role as a supplier for national restaurant chains. The Company believes it can provide products to fill out a restaurant chains menu. It can also provide specials for their seasonal menus, and it can solve a chain’s smaller kitchen issues with its fully cooked products. The Company experienced significant sales growth in this channel in fiscal year 2006. Management believes that there is a large untapped market for the Company’s upscale fully cooked products for the same reasons such products are appealing to the hotel and resort restaurants and anticipates solid growth in this channel in the remainder of fiscal year 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates and foreign exchange rates.
Interest Rate Exposure:
Our exposure to market risk for changes in interest rates relates primarily to our debt portfolio. A portion of our debt portfolio has fluctuating interest rates that change with changes in the market. We have not used derivative financial instruments to manage our exposure to interest rate fluctuations.
Foreign Currency Risk:
Operations in France constituted 29.4% of the first three quarters of fiscal year 2007 total sales. The majority of our sales are denominated in U.S. dollars, thereby limiting our risk to changes in foreign currency rates. The functional currency in France is the Euro. Fluctuation in the U.S. dollar/Euro exchange rate impacts the translation of the income statements of our French operations into U.S. dollars and affects year-over-year comparability of our operating results. Sales that are subject to these foreign currency fluctuations are approximately 29.4% of our sales. The assets of our foreign subsidiaries constitute approximately 31.2% of our consolidated total assets and fluctuations in the U.S. dollar/Euro exchange rate similarly impact the translation of the value of these assets into U.S. dollars. We do not enter into hedging transactions to mitigate exposure to exchange rate fluctuations as we currently do not believe that this is justified by the potential exposure of the costs associated with derivative securities. Information about our foreign currency translation policy is set forth in Note 1 to the Notes to the Company’s Unaudited Consolidated Condensed Financial Statements contained in this Form 10-Q.
Item 4. Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There have been no changes in our internal control over financial reporting that occurred during the third fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some people, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (2)

3.3	By-laws. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibit 3-A of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the SEC on April 2, 1993.

(2)	Incorporated by reference to exhibit 3.2 of the Registrant’s Registration Statement on Form 8-A, filed with the SEC on February 22, 2005.

(3)	Incorporated by reference to exhibit 3-B of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed with the SEC on April 2, 1993.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.
Date: May 14, 2007	By:	/s/ Stanislas Vilgrain
Stanislas Vilgrain
Chief Executive Officer and President

By:	/s/ Ronald Zilkowski
Ronald Zilkowski
Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)