Form 10-K
period 2007-06-30
CUISINE SOLUTIONS INC
filed 2007-09-21
CIK 737602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: June 30, 2007

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 1-32439

CUISINE SOLUTIONS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-0948383 (I.R.S. Employer Identification No.)

85 South Bragg Street, Suite 600
Alexandria, VA	22312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 270-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $.01 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐ NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐ NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).YES  ☐ NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 8, 2006 as reported on the American Stock Exchange, was approximately $35,273,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 15, 2007, there were 16,669,591 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.                BUSINESS

Unless the context otherwise requires, when used in this report, the terms “Cuisine Solutions,” the “Company”, “we” and “us” refer to Cuisine Solutions, Inc. and its subsidiary, “Cuisine Solutions France” refers to the Company’s wholly-owned French subsidiary Cuisine Solutions, S.A.S., and “Cuisine Solutions Chile” refers to Cuisine Solutions Chile, S.A., a corporation in which the Company owns a minority interest.

General Development of Business

Cuisine Solutions, Inc. was incorporated in the State of Delaware in 1974. We commenced operations in 1972 as a wholesale producer of French bread for daily delivery to the Washington, D.C. area. We expanded our business into new geographic markets throughout the 1970s. In fiscal year 1979, then known as Vie de France Corporation, we began offering our product through Company-owned retail bakeries where the products could be freshly baked throughout the day. During the 1980s, we expanded our frozen dough product line and developed processes to facilitate the baking of these products at the point-of-sale. As of May 1994, we owned and operated 31 retail units. We sold the Bakery Division and the Restaurant Division to Vie de France Bakery Yamazaki, Inc. in 1991 and 1994, respectively, and changed our name to Cuisine Solutions, Inc.

We began development of the Culinary Division business in 1987, in conjunction with research previously performed by Nouvelle Carte France, a related French company. Due to the growth in high quality frozen products in Europe, our Board of Directors authorized the establishment of the Culinary Division for the express purpose of the research into and development of high quality frozen products for the U.S. market. In 1989, construction began on a plant in Alexandria, Virginia designed to manufacture our sous-vide product line and began operations in May 1990. In 1999, we acquired the French company, Nouvelle Carte France, to supply airline customers in Europe as well as to supply global foodservice and retail customers.

We listed our common stock on the American Stock Exchange on February 24, 2005 under the ticker symbol FZN.

In fiscal year 2005, we obtained a new source of salmon and other white fish raw material from Cuisine Solutions Chile, a company in which we have a 10% minority interest. They own and operate a sous-vide plant in Chile that opened in August 2004. We have exclusive marketing rights in the U.S. and most of Europe for the sous-vide products produced by Cuisine Solutions Chile.

In May 2006, we purchased a new production location in Le Pertre, France and in June 2007 we announced a 60% increase in U.S. manufacturing operations.

Description of Business

We produce and market premium, fully cooked, frozen and prepared foods to a variety of channels and geographic regions. We believe that we are recognized in the market place as having the highest quality frozen food product line in the world.  Our motto is:  exceptional food for exceptional events with ultimate convenience.

The phrase “sous-vide” means “under vacuum” in French. While the words have taken on broad meaning, the original authentic usage is derived from a process that we pioneered and refined by our French operations. sous-vide is a unique and gentle method of cooking which allows the cellular structure of food to remain intact while also pasteurizing the product. The food’s natural moisture and juices are retained, preserving its flavor, aroma, and nutrients. Natural flavors are so enhanced that far less seasoning, especially salt, is required. Natural fibers soften and dissolve, leaving proteins, such as beef, tender enough to cut with a fork. The food is not only improved in taste, it retains its nutritional content; a fact that is very important in today’s health conscious society. As an added benefit, measurable shrinkage of sous-vide products is 10% or less compared to 20% or more on some conventionally cooked products. This entire process is managed through computerized cooking equipment under the supervision of culinary professionals. Heating of our food is easy and can be accomplished with any kitchen oven.

Major Product Classes

The sous-vide process places fresh ingredients in a sealed, protected environment where they are slow cooked at a low and precise temperature to achieve maximum flavor, texture and quality. During the cooking process, the food is also pasteurized, and all forms of vegetative bacteria are destroyed. Once the food is cooked, the package is quickly chilled in nearly freezing water and flash frozen. Flash freezing minimizes crystallization and therefore eliminates the deterioration of the food.

We have an enrobed pasta line with automated packaging equipment that produces a pasta product that provides the customer with a pasta and sauce combination that only needs to be heated in order to serve.

We have recently expanded our offerings to include appetizers and desserts. In May of 2006 we purchased a plant in Le Pertre, France, where we installed the new line for the production of Mini Deliss desserts and Mini Savories hors d’oeuvres. These appetizers and mini desserts are an important addition to Cuisine Solutions’ growing repertoire of premium frozen foods.

Our products do not require additional preservatives normally found in prepared foods due to our unique cooking process. Our management believes that this makes our products especially attractive to any foodservice establishment.

Supported by what we believe to be the best and most experienced technical team in this cooking technology and enhanced by the collaboration of some of the best culinary chefs in the industry, we provide unique value to the market place with our quality consistent products. We offer the struggling, overworked and understaffed foodservice operators expanded menu lines, potential labor savings, flexibility, serving time reduction, reduced yield losses and increased food safety.

We have positioned ourself as a high quality provider of prepared foods, with unique product capabilities at competitive market prices with three operating production facilities; two in Europe and one in the U.S.

Manufacturing

We have manufacturing sites in Alexandria, VA, Louviers and Le Pertre, France and a minority interest in a facility in Puerto Montt, Chile that produces high quality whitefish, shellfish and salmon.

Distribution

Most of our sales are frozen products shipped throughout the U.S. and Europe. We produce a diversified product mix for Europe and the U.S., while we fulfill much of our international distribution of salmon through products produced by Cuisine Solutions Chile. All products are shipped frozen except for some retail sales in France, which are shipped refrigerated. We maintained one additional third-party warehouse for storage in France and five third-party outside warehouses in the U.S. at the end of fiscal year 2007. Most of the warehouses were secured to meet the demands of foodservice customers for short lead times and product availability. We can quickly and easily add or reduce outside warehouses when and where it is deemed necessary.

We sell 100% of our product through our own sales personnel located in either Europe or the U.S. These sales are either made directly to end-users or indirectly through distributors who generally take possession and then re-sell our products to end-users.

We currently distribute products through the following sales channels:

•       On Board Services: Airlines, railroad and cruise lines.

•       Foodservice: Hotel banquets, convention centers, sport stadiums and other special events such as the Olympics.

•       Retail: Supermarket in-store deli, premium frozen packaged foods.

•       Military: Naval carriers, Army field feeding, and military dining halls and clubs.

•       National Restaurant Chains: Casual dining multi-unit restaurants.

Raw Material Status

Our largest cost is the purchase of raw materials, and therefore, senior management participated directly in the procurement process in fiscal year 2007 and 2006. In fiscal year 2008, we intend to seek greater cost savings by negotiating with our suppliers for further price reductions due to increased purchasing volumes, and buying at favorable times during the year when certain raw materials are in less demand or the supply is greater.

Trademarks

We believe that our trademarks are important to our business success. Accordingly, we take steps we believe are necessary to protect these trademarks. For example, we secured, in Europe and in the U.S., the service trademark “Your Culinary Partner” and “Votre Partenaire Culinaire”, which is being used in our international advertising campaign. We continually review the trademarks to determine whether there is value in paying the fees associated with maintaining registered trademarks.

Seasonality

The seasonality of the frozen foodservice channel demands typically peak in September through December, and March through June.

Customer Dependency

During fiscal year 2007 and 2006, Ocean Direct, a distributor to the U.S. Army represented 10.7% and 13.6%, respectively, of our total revenue and a retail customer, Costco, accounted for 15.3% and 12.4% of our total revenue, respectively. We did not have sales to any one customer that represented 10% or more of our total revenue in fiscal year 2005.

Backlog

Historically we have been able to respond quickly to the receipt of orders and, accordingly, we do not maintain a significant sales backlog.

Competition

We consider ourself to be the leader in upscale fully cooked frozen food with our sous-vide product line within the foodservice industry in the U.S. At present, limited but growing competition exists within the U.S. frozen wholesale component of this product line, however, many firms exist in Europe within the retail and refrigerated components of the sous-vide prepared foods. As such, we primarily compete for sales against foodservice providers in the frozen and raw segment, rather than against other upscale frozen or sous-vide suppliers.

We try to develop products that are non-comparable, so we can determine the market price, while we also believe our products can successfully compete with other comparable products in price when product quality, value and convenience are considered. We also offer implementation and menu development services, as well as equipment selections to our customers as another means of building sales. We depend on our product development, marketing, and menu items as a means of maintaining our leadership position within the sous-vide industry.

Research & Development

We spent $909,000, $632,000 and $625,000 in research and development expenses in fiscal years 2007, 2006, and 2005, respectively. We maintain a staff of experienced culinary and food science professionals in order to provide the marketplace with innovative products on a continuous basis. Our chefs and scientists in the U.S. and Europe provide us with the latest in culinary trends from around the world.

Regulations

We are subject to various Federal, state and local laws affecting our business, including health, sanitation and safety regulations. U.S. Department of Agriculture (“USDA”), Food Safety and Inspection Service (“FSIS”) group and the Food and Drug Administration (“FDA”) have promulgated specific regulations containing requirements for the processing of certain meat and poultry products. FSIS permits establishments to develop total quality control (“TQC”) systems. TQC systems encompass all aspects of product processing and must include procedures for raw material control; the nature and frequency of tests to be made; the critical check or control points to be addressed; the nature of charts and other records that will be used; the length of time such charts and records will be maintained; the nature of deficiencies the system is designed to identify and control; the parameters or limits that will be used; and the points at which corrective action will occur and the nature of such corrective action—ranging from the least to the most severe. All of our facilities follow the Hazard Analysis Critical Control Points (“HACCP”) program and are audited by international third-party auditors such as NSF-Cook and Thurber, Steritech or SGS. In addition, our France facilities comply with International Food Standards (“IFS”) as well as the British Retail Consortium (“BRC”). We believe our operations comply in all material respects with applicable laws and regulations.

Employees

As of June 30, 2007 and June 24, 2006 we employed approximately 354 and 302 people, respectively, including full-time and part-time workers and corporate staff. We believe that our relations with our employees are good.

Geographic Sales

Our sales are primarily focused in the U.S. and Europe with sales in the U.S. representing 69.5%, 68.2% and 63.2% of total sales for fiscal years 2007, 2006 and 2005, respectively.

Fiscal year ending:	June 30, 2007	% change	June 24, 2006	% change	June 25, 2005
USA Sales	$55,866,000	27.7%	$43,732,000	49.5%	$29,250,000
Europe Sales	24,150,000	20.7%	20,003,000	19.3%	16,773,000
Rest of World Sales	315,000	(16.9%)	379,000	70.0%	223,000
Net Sales	$80,331,000	25.3%	$64,114,000	38.6%	$46,246,000

EXECUTIVE OFFICERS

The following list and narrative sets forth the name and age of each current executive officer of the Company, all officer positions held by the person with the Company and the year in which the person first became an officer.

Name	Age	Office held with Company	Since
Stanislas Vilgrain	48	Chief Executive Officer and President	1993
Gerard J. Bertholon	47	Vice President of Sales	2002
L. Felipe Hasselmann	38	Chief Operating Officer	2005
Ronald R. Zilkowski	50	Chief Financial Officer, Treasurer and Corporate Secretary	2007

Mr. Vilgrain was appointed Chief Executive Officer in October 1993 and resumed the additional position of President in May 2007. He previously served as President and Chief Operating Officer from June 1991 to October 1993 and has been a director since 1991. He served as President of the Vie de France Culinary Division from July 1987 to June 1991. Previously, he was employed by Vie de France Corporation as Director of Staff Operations from August 1986 through June 1987. He was Manager of the Vie de France Corporation’s San Francisco bakery from January 1986 through August 1986, after having served as Assistant Manager of the Denver bakery from July 1984 through December 1985. Prior to joining Vie de France Corporation, he was Assistant to the Director of Research & Development for the Bakery Division of Grands Moulins de Paris from June 1983 to July 1984, and was Regional Manager of Operations and Sales from July 1982 through May 1983 for O.F.U.P., a publication distributor in Paris, France.

Mr. Bertholon joined Cuisine Solutions in August 1989 as Director of Research & Development then VP of International Sales in 1997 and VP of Marketing in December 2000. He has over 27 years of experience and recognition in the international foodservice industry. Prior to joining the Company, Mr. Bertholon was an Executive Chef for 9 years in the U.S. Mr. Bertholon’s current title is Vice President of Sales.

Mr. Hasselmann was appointed Chief Operating Officer in August 2005. Mr. Hasselmann was made Chief of Staff of Cuisine Solutions in January 2004. Mr. Hasselmann joined Cuisine Solutions in 2000 as an International Development Director in charge of the Brazilian implementation and business development. Prior to his work at Cuisine Solutions, Mr. Hasselmann was the National Director of Business Development in Brazil for L’Oreal Paris, and he was also responsible for the L’Oreal Latin America Sales Committee Area from 1995 to 2000. From 1992 to 1995, Mr. Hasselmann served as Regional Division Manager of Frito Lay, and he was a Regional Sales Manager of Coca Cola from 1989 to 1992.

Mr. Zilkowski was named Chief Financial Officer in March 2007. Mr. Zilkowski was recently at Intermagnetics General Corp. prior to its acquisition by Royal Phillips. Prior to that, he was Senior Vice President of Finance and Controller at Chindex International for twelve years. He also spent six of his over 25 years of corporate financial experience with the International Group of Bristol-Myers Squibb. Mr. Zilkowski is a CPA and holds an MBA from Rutgers University.

ITEM 1A.        RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance or financial condition in the future.

Our foreign operations subject us to a number of risks.

In fiscal year 2007, 30.5% of our sales were generated in foreign countries. Our foreign operations are subject to the risks described in this section, as well as risks related to fluctuations in the value of the U.S. dollar as compared to the local currencies, economic and political uncertainties in such countries. Our subsidiary conducts its business in local currency and, for purposes of financial reporting, its results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, our reported revenues and operating income will be reduced because the local currency will be translated into fewer U.S. dollars. As a result, the foreign exchange fluctuations could adversely affect our profitability.

Increases in interest rates may have an adverse impact on our profitability.

As of June 30, 2007 we had total outstanding short-term borrowings of $1,811,000 which accrue interest at a variable rate based on prevailing interest rates (7.57% as of June 30, 2007). We have not used derivative financial instruments to hedge our interest rate exposure. Therefore, we cannot assure that future interest rate increases will not have a negative impact on our business, financial position or operating results.

Fluctuation in the availability and price of raw materials may increase our operating costs, resulting in an adverse impact on our margins.

We purchase certain raw materials that are subject to availability and price fluctuations caused by seasonality, weather and other factors. While the movements of raw material costs and the fluctuation of availability are uncertain in fiscal 2008, we continue to develop strategic purchasing programs to purchase our raw materials from a number of different suppliers internationally with annual arrangements. However, the implementation of these strategies might not effectively limit or eliminate the exposure to a decline in operating results due to changes in raw material prices and availability. Therefore, we cannot assure you that future costs and availability fluctuations in raw material will not have a negative impact on our margins, which could harm our business, financial position or results of operations. Changes in government regulation may also impact our ability to source products internationally.

We do not enter into long term contracts with our customers, and the loss of one or more significant customers could have a material adverse impact on our business, results of operations and financial condition.

A large portion of our revenue has traditionally come from the supply of our products to travel-related customers. In fiscal year 2002 and 2003, our sales declined tremendously as the travel-related industries experienced a major set back in the wake of the September 11, 2001 terrorist attacks. Since fiscal 2004, we have made a concerted effort to diversify our sales into other sales channels. Growth in those areas continues to reduce our dependency on the travel industry. However, the success in implementing this diversification strategy might not limit or eliminate the risk of concentration of sales to certain number of customers. In fiscal 2007 and 2006, one Military distributor and one Retail customer became our two largest customers. Generally, we do not enter into long term supply contracts with our customers and, as a result, these customers may generally discontinue purchasing our products at any time. For example, we cannot guarantee that the Army will continue to purchase items from us.

We are exposed to a number of risks associated with food production, any of which could result in a material adverse effect on us.

We face all of the risks inherent in the production and distribution of frozen food products, including contamination, adulteration, spoilage, and the associated risks of product liability litigation, which may occur even with an isolated event. Although our modern production facilities have obtained governmental approvals that we believe are required for their operations, and we employ what we believe are the necessary processes and equipment in order to insure food safety, there can be no assurance that our procedures will be adequate to prevent the occurrence of such events. Claims alleging problems with our products, whether or not successful, would likely be expensive to defend, distract management’s attention and could potentially expose us to significant liabilities. Although we maintain insurance to protect ourselves against such liabilities, these policies are subject to exclusions and limitations, and there can be no assurance that such insurance would be sufficient to satisfy such liabilities. In any event, regardless of the merit or ultimate success of any claims, such accusations could significantly harm our reputation, thereby leading to a material adverse effect on our sales and results of operations.

The markets in which we compete are highly competitive.

The food industry is highly competitive. While we currently face little direct competition in the U.S. from very large competitors in the premium, fully cooked, frozen food market, these potential competitors could choose to enter our markets. Such companies are larger and have access to significantly greater financial and other resources than us. If large food companies elect to enter the premium markets in which we compete, they could outspend us and decrease our market share and potentially drive down prevailing prices in these markets, which would have a material adverse impact on our results of operations. Within Europe we face direct sous-vide competition from a number of manufacturers. Many of these are similar or larger in size and compete directly in the same markets of Food Service, On Board Services and Retail channels in Europe.

We depend on common carriers to deliver our products, and the disruption of such delivery channels could have an adverse impact on our ability to deliver our products to market.

Logistics and other transportation-related costs have a significant impact on our earnings and results of operations. We use multiple forms of transportation to bring our products to market. These include trucks, planes, rail cars, and ships. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, or labor shortages in the transportation industry, could have an adverse effect on our ability to serve our customers, and could have a material adverse effect on our financial performance.

As a food company, we are required to comply with many federal, state and local laws and regulations, and the failure to comply with applicable laws could have a material adverse impact on our reputation and results of operations.

Our facilities and products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of our products, and negative publicity.

Our future financial performance is subject to a number of additional uncertainties, any of which could have a material adverse impact on our business, results of operations and financial condition.

Our ability to generate cash to meet our expenses and debt service obligations and to otherwise reduce our debt as anticipated will depend on our future performance, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. Many of these factors are beyond our control. Any factor that negatively affects our results of operations, including our cash flow, may also negatively affect our ability to pay the principal and interest on our outstanding debt. If we are unable to reduce our debt as anticipated, our interest expense could be materially higher than anticipated and our financial performance could be adversely affected. If we do not have enough cash to pay our debt service obligations, we may be required to amend our credit facility or indentures, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. We cannot assure you that we will be able, at any given time, to take any of these actions on terms acceptable to us or at all.

The market price of our common stock may fluctuate significantly for reasons beyond our control and potentially unrelated to our performance.

The market price and marketability of our common stock may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include the following:

•       price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•       significant volatility in the market price and trading volume of shares of food companies, which is not necessarily related to the operating performance of these companies;

•       changes in regulatory policies;

•       changes in our earnings or variations in our operating results;

•       any shortfall in our revenue or net income or any increase in losses from levels expected by securities analysts;

•       departure of our key personnel;

•       operating performance of companies comparable to us;

•       general economic trends and other external factors;

•       loss of one or more of our significant customers; and

•       loss of a major funding source.

Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market for the shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital.

The market for our common stock has recently been characterized by relatively low trading volume, and high trading volume could result in a significant decline in our stock price.

In the past, the market for our common stock has been characterized by low and somewhat sporadic trading volume, which has in the past led to extreme price volatility. A large volume of stock being sold into the market at any one time or over a short period of time, or the perception that such events will occur, could cause our stock price to rapidly decline.

Members of the Vilgrain family and their affiliates control a majority of our common stock and are able to exert significant control over our future direction.

Members of the Vilgrain family and their affiliates together control approximately 59.8% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert significant influence, as a practical matter, on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Additionally, three members of the Vilgrain family serve on our board of directors, including Stanislas Vilgrain, who also serves as our Chief Executive

Officer and President and Mr. Jean-Louis Vilgrain who serves as our Chairman of the Board. As a result, this concentration of ownership and representation on our board of directors and management may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets and might reduce the market price of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We own our French facilities and properties, and lease our U.S. office and manufacturing facilities. One of the French facilities is located in Louviers, France and is approximately 15,000 square feet. In May 2006, we purchased a new production facility in Le Pertre, France with approximately 46,000 square feet. The U.S. plant is located in Alexandria, Virginia. In June 2006, we entered into a new lease agreement with the existing landlord to lease approximately 18,000 additional square feet at the same location which expanded the manufacturing facility from approximately 48,000 square feet to 66,000 square feet. We own substantially all of the equipment used in our facilities. Lease commitments and future minimum lease payments are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 8 to the Consolidated Financial Statements, which is included elsewhere in this report. We believe that our current owned and leased properties are sufficient to meet our needs for the foreseeable future.

ITEM 3.                LEGAL PROCEEDINGS

In 1999, we became a minority partner and provided management services toward a Brazilian joint venture. Over the next several years, we also contributed advances, accounts receivable for services performed and extended a loan. At the end of fiscal year 2002, we filed a civil lawsuit in the Federal District Court of Brasilia against the controlling partner in this joint venture, as a result of the Brazilian partner’s failure to disclose financial information and operating results of Cuisine Solutions do Brasil Ltda to Cuisine Solutions Inc. according to both the joint venture agreement and Brazilian law. We continue to seek full recovery of the amounts owed by Cuisine Solutions do Brasil Ltda, including the loan of $763,000, and management and administrative fees of $895,000 according to the joint venture agreement. The managing directors of Cuisine Solutions do Brasil Ltda, Jose Sanchez Aguayo and Rodrigo Sanchez, were named as nominal defendants in the lawsuit. At the time of filing this Form 10-K, this case is still pending for mediation and/or a court hearing; therefore, management is unable to predict any possible outcome. We have not accrued any potential income, gain or expense related to this matter.

There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company or its subsidiary is a party or to which any of its property is subject. Management does not believe that any amounts it may be required to pay by reason thereof will have a material effect on the Company’s financial position or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

Our common stock is listed on the American Stock Exchange (“Amex”) under the symbol “FZN.” The following table shows the high and low common stock closing prices as quoted on Amex. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended June 24, 2006:
First Quarter—September 17, 2005	$8.70	$4.48
Second Quarter—December 10, 2005	9.80	6.80
Third Quarter—April 1, 2006	11.60	7.85
Fourth Quarter—June 24, 2006	9.47	4.50
Year Ended June 30, 2007:
First Quarter—September 16, 2006	$5.44	$4.55
Second Quarter—December 9, 2006	5.99	4.75
Third Quarter—March 31, 2007	8.04	5.13
Fourth Quarter—June 30, 2007	7.83	5.56

As of September 5, 2007, there were approximately 522 record holders of our common stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation and expansion of our business. We did not repurchase any shares of common stock in the fourth quarter of fiscal 2007.

Dividends

No dividends were paid during fiscal year 2007, 2006 or 2005. Any future determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, restriction in our credit facilities and other factors deemed relevant to the Board of Directors.

Recent Sales of Unregistered Securities

There were no unregistered sales of securities during the fiscal year ended June 30, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

This information is provided in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the NASDAQ Composite Index and the Dow Jones US Food Producers Index for the five years ended June 29, 2007. The graph assumes that $100 was invested on June 28, 2002 in our common stock and each index and that all dividends were reinvested. We have not declared any cash dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*(1)
Among Cuisine Solutions, Inc., the NASDAQ Composite Index
And the Dow Jones US Food Producers Index

.

*$100 invested on 6/28/02 in stock or index—including reinvestment of dividends.
Fiscal year ending June 30.

	6/02	6/03	6/04	6/05	6/06	6/07
Cuisine Solutions, Inc.	100.00	108.33	305.00	1000.00	841.67	1008.33
NASDAQ Composite	100.00	108.29	139.82	140.70	151.54	183.10
Dow Jones US Food Producers	100.00	97.83	118.05	124.06	134.93	158.04

(1)          The stock performance graph shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data for the fiscal years ended 2007, 2006, 2005, 2004 and 2003 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

FIVE YEAR SUMMARY
(in thousands, except per share amounts)

	2007	2006	2005	2004	2003
Net sales	$80,331	$64,114	$46,246	$35,335	$26,626
Gross margin %	22.7%	25.1%	24.6%	21.9%	20.3%
Income (loss) from continuing operations	10,427	3,654	1,886	(343)	(3,359)
Income (loss) from discontinued operations	117	—	(177)	(661)	(733)
Net income (loss)	10,544	3,654	1,709	(1,004)	(4,092)
Income (loss) from continuing operations per share—basic	0.63	0.22	0.12	(0.02)	(0.21)
Income (loss) from continuing operations per share—diluted	0.57	0.20	0.12	(0.02)	(0.21)
Income (loss) from discontinued operations per share—basic	0.01	—	(0.01)	(0.04)	(0.05)
Income (loss) from discontinued operations per share—diluted	0.01	—	(0.01)	(0.04)	(0.05)
Net income (loss) per share—basic	0.64	0.22	0.11	(0.06)	(0.26)
Net income (loss) per share—diluted	0.58	0.20	0.11	(0.06)	(0.26)
Total assets	42,820	26,766	18,986	17,710	16,428
Long-term debt, including current portion	6,300	3,677	1,503	1,903	798
Stockholders’ equity	24,625	13,255	8,651	6,572	7,466

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the audited consolidated financial statements and the accompanying notes included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed in “Risk Factors” and elsewhere in this Form 10-K and those listed in other documents we have filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 1 to the Consolidated Financial Statements, included elsewhere in this report. Management believes that the application of these policies on a consistent basis enables us to provide the users of the financial statements with useful and reliable information about our operating results and financial condition.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods reported. Judgments and assessments of uncertainties are required in applying our accounting policies in the areas of allowance for doubtful accounts, inventory obsolescence reserve, stock-based compensation and income taxes. We base our judgments and estimates on historical experience and other assumptions that we believe are reasonable. Actual results could materially differ from those estimates.

Trade receivables are reported in the consolidated balance sheets net of the allowance for doubtful accounts. Generally, we consider receivables past due 30 days subsequent to the billing date. We perform ongoing credit evaluations of our customers and generally extend credit without requiring collateral. We maintain an allowance for doubtful accounts, which is determined based on historical collection experience or changes in the financial condition of our customers. As these factors change, our allowance for doubtful accounts may change in subsequent accounting periods. Generally, losses have historically been within management’s expectations and have not been significant. As of June 30, 2007 and June 24, 2006, we maintained an allowance for doubtful accounts of approximately $373,000 and $662,000, or 6.0% and 11.0% of gross accounts receivable, respectively.

We determine the inventory obsolescence reserve based on management’s historical experience and establish reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. Total inventory obsolescence reserve as of June 30, 2007 and June 24, 2006 were $256,000 and $281,000, respectively, or 1.7% and 2.9% of total inventory.

We account for corporate income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. The Company had a net operating loss carry-forward for U.S. Federal and state income tax purposes of approximately $13,970,000 as of June 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after the adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Management is currently studying the impact on its financial position upon the adoption of this pronouncement starting the first quarter of the Company’s fiscal year 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). The Company is currently assessing the impact of SFAS 159 which it will be required to adopt at the start of fiscal year 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet assessed the impact of adopting SFAS 157.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). This standard requires an employer to recognize the overfunded or underfunded sta us of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. Currently, the Company does not have a defined benefit pension plan and other postretirement plans; therefore the adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2007 (53 weeks) compared to fiscal year ended June 24, 2006 (52 weeks)

NET SALES

By Geographic Region	June 30, 2007	June 24, 2006	% change
USA Sales	$55,866,000	$43,732,000	27.7%
Europe Sales	24,150,000	20,003,000	20.7%
Rest of World Sales	315,000	379,000	(16.9%)
Net Sales	$80,331,000	$64,114,000	25.3%

	June 30, 2007	June 24, 2006	% change
Existing products	63,603,000	56,134,000	13.3%
New products	16,728,000	7,980,000	109.6%
Net Sales	$80,331,000	$64,114,000	25.3%

By Channel	June 30, 2007	June 24, 2006	% change
On Board Services	$19,385,000	$17,483,000	10.9%
Food Service	13,693,000	13,236,000	3.5%
Retail	23,766,000	15,984,000	48.7%
Military	17,612,000	13,868,000	27.0%
National Restaurant Chain	5,875,000	3,543,000	65.8%
Net Sales	$80,331,000	$64,114,000	25.3%

Net Sales of $80,331,000 for fiscal year 2007 increased $16,217,000 or 25.3% over prior fiscal year sales of $64,114,000. After considering the additional week in 2007, a 53 week year, sales were still up 22.9% compared to the prior fiscal year 2006. We do not have any defined segments since all of our products are produced similarly despite the sales channel or area of distribution. Our new product sales rose dramatically to $16,728,000 in fiscal year 2007 from prior fiscal year 2006 new product sales of $7,980,000, a 109.6% increase. These new product sales are defined as sales over the first year of introduction. For fiscal year 2007 we had gains in all sales channels with Retail now the largest channel with a 48.7% increase over prior fiscal year 2006, a gain of approximately $7.8 million. While we consider new products and channel information helpful to the reader we cannot forecast any particular trends for our sales as a result of such information. Our sales cycle can run over one year in certain markets before recognizing a sale.

GROSS MARGIN

The gross margin decreased this fiscal year 2007 to 22.7% compared the prior fiscal year 2006 of 25.1%. This margin reduction can be attributed to higher raw materials costs, increases in raw materials due solely to a weak U.S. dollar, fuel surcharges, continued increases in facility expansion and increased costs associated with new product introductions. While we strive to attain a 30% gross margin target, our sales growth and new product introductions are below target margins. We anticipate our margins will remain constant with current levels for the foreseeable future.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased in fiscal year 2007 to $909,000 from prior fiscal year 2006 of $632,000, a 43.8% increase. These expenses represented 5% and 8%, respectively, of the amount of new products sold in the past year. Much of research and development occurs well before an actual sale and the cycle can last over one year in certain markets. The increase is primarily related to increased salaries from additional staff.

SELLING AND MARKETING EXPENSES

Our sales and marketing teams are focused on customers primarily in the USA and Europe. Expenses for fiscal year 2007 increased $1,085,000 to $7,688,000 or 16.4% over prior fiscal year 2006 expense of $6,603,000 (selling and marketing expenses represented 9.6% and 10.3% of revenue for fiscal 2007 and 2006, respectively). This increase was primarily related to increased costs associated with in-store demonstrations of $534,000, increased fees to brokers on higher sales of $247,000 and increased salary expense of $156,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for fiscal year 2007 increased $915,000 to $6,051,000, or 17.8%, over prior fiscal year 2006 expenses of $5,136,000 (general and administrative expenses represented 7.5% and 8.0% of revenue for fiscal 2007 and 2006, respectively). Most of this increase was related to increased salaries for additional staff of $1,106,000 offset partially by decreased stock option expenses of $219,000 and lower consulting fees of $119,000.

NON-OPERATING INCOME AND EXPENSE

Non-operating expense increased to $208,000 in fiscal year 2007 from $67,000 in fiscal year 2006, due primarily to the increase in interest expense to $238,000 in fiscal year 2007 from $131,000 in fiscal year 2006, relating to the increased outstanding borrowings in the U.S. and France.

INCOME BEFORE INCOME TAXES

Income before income taxes in fiscal year 2007 of $3,359,000 decreased slightly from fiscal year 2006 of $3,674,000 or a decrease of $315,000. This decrease is primarily related to lower margins percentage principally from higher raw material costs resulting in approximately a $2,000,000 decrease in potential margins offset by lower increases in Selling and Marketing and General Administrative expenses relevant to revenue and decreased by higher Research and Development as well as higher interest expenses.

INCOME TAXES

The effective income tax rate was (210.4)% and 0.5% in fiscal years 2007 and 2006, respectively. In fiscal year 2007, as a result of positive earnings in recent years, the effective income tax rate differed from the applicable mixed statutory rate of approximately 38.0% primarily due to the Company’s current year release of valuation allowances of $9,077,000 resulting in a (248.4)% reduction in effective tax.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). This Statement addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. Management is currently studying the impact on its financial position upon the adoption of this pronouncement starting in the first quarter of the Company’s fiscal year 2008.

DISCONTINUED OPERATIONS

The Company completed the closedown of the Norway facility and received official notice in June 2007. The favorable $117,000 amount represents the final resolution of the estimated expenses related to the closedown effort.

NET INCOME

Net income increased $6,890,000 to $10,544,000 for fiscal year 2007 from $3,654,000 in fiscal year 2006. The primary reason for the increase was a reversal of a valuation allowance on our deferred tax of $9,077,000 offset by increased deferred taxes of $2,008,000 for a net benefit of $7,069,000. Decreased gross margins of 22.7% in fiscal year 2007 compared to 25.1% in fiscal year 2006 were offset by slower increases of selling and marketing expense and general and administrative expense as a percent of sales.

Fiscal year ended June 24, 2006 compared to fiscal year ended June 25, 2005

NET SALES

Net sales by region for fiscal year 2006 and 2005 are as follows:

	June 24, 2006	June 25, 2005	% Change
U.S.	$44,470,000	$29,843,000	49.0%
France	19,644,000	16,403,000	19.8%
Net Sales	$64,114,000	$46,246,000	38.6%

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

The Company’s premium food is sold to airlines, passenger rail lines and harbor cruise lines restaurants, hotel and convention center restaurants and banquets, casinos, retail supermarkets, the U.S. military and restaurant chains. In fiscal year 2006, U.S. sales accounted for 69.4% of total revenue compared to 64.5% of total revenue in fiscal year 2005; while France accounted for 30.6% of total revenue in fiscal year 2006 and 35.5% in fiscal 2005, after eliminating inter-company sales.

Net sales by sales channel for fiscal year 2006 and 2005 are as follows:

	June 24, 2006	June 25, 2005	% Change
On Board Services	$17,483,000	$16,459,000	6.2%
Foodservice	13,236,000	11,370,000	16.4%
Retail	15,934,000	10,162,000	56.8%
Military	13,868,000	6,222,000	122.9%
National Restaurant Chains	3,593,000	2,033,000	76.7%
Total	$64,114,000	$46,246,000	38.6%

The Company’s net sales increased by 38.6% to $64,114,000 in fiscal year 2006 as compared to $46,246,000 in fiscal 2005 due to the improved economy and the successful implementation of new Cuisine Solutions sales strategies resulting in higher demand and sales of the products. Collectively, in the U.S. and France, Company sales grew in all five sales channels and it had at least double digit growth in four of the five channels. Although Retail sales of Cuisine Solutions branded items grew substantially in the U.S. in fiscal 2006, Retail sales grew cautiously in France with its private label items after management chose to discontinue certain low margin products in fiscal 2005. During fiscal year 2006, Retail, Military and National Restaurant Chains sales increased substantially by 56.8%, 122.9%, and 76.7%, respectively, while Foodservices and On Board Services sales increased by 16.4% and 6.2%, respectively.

Cuisine Solutions fiscal year 2006 and 2005 sales in the U.S. by sales channel are as follows:

	Year Ended		%
	June 24, 2006	June 25, 2005	Change
On Board Services	$8,616,000	$10,866,000	(20.7%)
Foodservice	8,473,000	6,198,000	36.7%
Retail	9,970,000	4,580,000	117.7%
Military	13,868,000	6,222,000	122.9%
National Restaurant Chains	3,543,000	1,977,000	79.2%
Total	$44,470,000	$29,843,000	49.0%

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

Cuisine Solutions fiscal year 2006 and 2005 sales in France by sales channel are as follows:

	June 24, 2006	June 25, 2005	% Change
On Board Services	$8,867,000	$5,593,000	58.5%
Foodservice	4,763,000	5,172,000	(7.9%)
Retail	5,964,000	5,582,000	6.8%
New Business	50,000	56,000	(10.7%)
Total	$19,644,000	$16,403,000	19.8%

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

GROSS MARGIN

A comparison of net sales, gross margin and gross margin percentages for fiscal year 2006 and 2005 are as follows:

	Year Ended
	June 24, 2006	June 25, 2005
Net sales	$64,114,000	$46,246,000
Gross margin	$16,112,000	$11,374,000
Gross margin percentage	25.1%	24.6%

Gross margin increased 41.7% in fiscal year 2006 compared to fiscal year 2005, due primarily to significantly higher sales, and to a lesser extent increased production efficiencies, and better control over procurement costs. Gross margin as a percent of sales increased to 25.1% for fiscal 2006 compared to 24.6% in fiscal 2005. Cuisine Solutions has developed new sales channels in the U.S. over the past few years to include military and retail accounts and meals for passenger rail lines, and has seen relatively consistent results in its French subsidiary. We expect gross margins as a percentage of sales to continue to increase as sales continue to grow and we benefit from economies of scale although operating costs are expected to increase in fiscal year 2007 due to increased facility space and equipment in both the U.S. and France.

During fiscal year 2006, the management re-evaluated the presentation of its French financial statements and determined that certain manufacturing and depreciation costs should be reclassified to conform to the current year presentation. As a result, in fiscal year 2005, cost of goods sold, other operating income and other income increased by $909,000, $23,000 and $3,000, respectively; while selling and administrative expenses and interest expenses decreased by $882,000 and $1,000. There was no impact to the Company’s results of operations for either year as a result of these reclassifications.

SELLING AND ADMINISTRATIVE EXPENSES

A comparison of selling and administrative expenses by region are as follows:

	June 24, 2006	June 25, 2005	% Change
U.S.	$9,203,000	$6,670,000	38.0%
France	3,090,000	2,585,000	19.5%
Total selling and administrative expenses	$12,293,000	$9,255,000	32.8%

Selling and administrative expenses increased $3,038,000, or 32.8% in fiscal 2006 to $12,293,000, compared to $9,255,000 in fiscal 2005. These expenses as a percentage of net sales decreased to 19.2% in fiscal 2006 from 20.0% in fiscal 2005. The decrease in selling and general administrative expenses as a percentage of sales from fiscal 2006 versus fiscal 2005 is a result of continued cost reduction, efficient use of existing resources and the significant increase in sales described above. Payroll and related expenses, marketing and sales promotion, and travel expenses increased by $1,924,000, $1,056,000, and $229,000, respectively, in fiscal year 2006, compared to fiscal year 2005, as a result of the increased sales activities. Also included in the selling and administrative expenses in fiscal year 2006 is a $217,000 non-cash compensation charge as the result of implementing the new accounting standard SFAS No. 123(R), Share-Based Payment.

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

NON-OPERATING INCOME AND EXPENSE

Non-operating expense decreased to $50,000 in fiscal year 2006 from $99,000 in fiscal year 2005, due primarily to the decrease in interest expense, to $122,000 in fiscal year 2006 from $168,000 in fiscal year 2005, relating to the outstanding borrowings in the U.S. and France, offset by the loss of $49,000 in selling the long-term investment in fiscal year 2006 and the decreases of investment interest income to $57,000 in fiscal year 2006 from $64,000 in fiscal year 2005. Foreign exchange gains of $17,000 and $2,000 are included in non-operating expense for 2006 and 2005.

INCOME FROM CONTINUING OPERATIONS

A comparison of income from continuing operations for fiscal year 2006 and 2005 are as follows:

	Year Ended
	June 24, 2006	June 25, 2005
Income from continuing operations	$3,654,000	$1,886,000

The Company reported income from continuing operations of $3,654,000 in fiscal year 2006, or a 93.7% increase, compared to the income from continuing operations of $1,886,000 in fiscal year 2005. The increase in income from continuing operations was primarily driven by a 38.6% increase in sales and lower cost of goods sold due to manpower and production efficiencies and lower raw material cost.

DISCONTINUED OPERATIONS

The Company’s Board of Directors approved a plan to discontinue its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. The Company liquidated the investments and satisfied the outstanding debt obligation during fiscal year 2006 with no impact to the net income. The discontinued operations in Norway had reported a $177,000 loss for the fiscal year 2005.

NET INCOME

A comparison of net income for fiscal year 2006 and 2005 are as follows:

	June 24, 2006	June 25, 2005
Net income	$3,654,000	$1,709,000

The Company reported net income of $3,654,000 for fiscal year 2006, or a 113.8% increase, compared to the net income of $1,709,000 for fiscal year 2005. The increase in income was primarily driven by a 38.6% increase in sales and lower cost of goods sold due to manpower and production efficiencies and lower raw material cost.

Net income (loss) by region are as follows:

	June 24, 2006	June 25, 2005
U.S.	$3,277,000	$1,677,000
France	377,000	372,000
Norway (discontinued operations)	—	(340,000)
Total net income	$3,654,000	$1,709,000

Cuisine Solutions increased its net income in the U.S. fiscal year 2006 by $1,600,000, or 95.4%, from net income of $1,677,000 in fiscal year 2005 to $3,277,000 in fiscal year 2006. This increase in net income in the U.S. is due primarily to a 49.0% increase in sales, strong growth in the Military and Retail channels, and a 52.4% increase in gross margin.

Cuisine Solutions France had its seventh consecutive profitable year since the acquisition by Cuisine Solutions in 1999. Net income increased $5,000, or 1.3%, to $377,000 in fiscal year 2006. Profits in France in fiscal year 2005 were $372,000. In spite of the lackluster economy during the last four years in Europe, the French subsidiary reported profitable results and double-digit growth in the On Board Service channel in France. However, in fiscal 2006, the growth in the On Board Service channel was offset by the decline in demand in the Foodservice channel due to political demonstrations and strikes in France that affected the hospitality industry during early February to early April as well as reduced poultry consumption due to initial scares of an avian flu outbreak in Europe during the third quarter of fiscal 2006.

IMPACT OF INFLATION AND THE ECONOMY

Inflation in labor and ingredient costs can significantly affect the Company’s operations. In fiscal 2007, many of the Company’s employees were paid hourly rates related to, but generally higher than the federal minimum rates. The Company’s sales pricing structure allows for the fluctuation of raw material prices and fuel costs. As a result, market price variations do not significantly affect the gross margin realized on product sales. However, most customers require a sixty-day notice for price changes in order to update their internal systems and evaluate the impact of price changes. Therefore, in the event of a continuous commodity price increase, the Company must either absorb the price increase during that sixty-day period or discontinue sales to the customer, and risk losing the long-term business relationship.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of fiscal years 2007 and 2006 are as follows:

	June 30,	June 24,
	2007	2006
Liquidity Ratios
Current ratio	1.9	1.8
Receivables turnover	14.3	14.1
Days sales in receivables	26.6	30.5
Inventory turnover	5.1	5.9
Days sales in inventory	88.6	71.9
Leverage Ratio
Long-term debt to equity	25.6%	27.7%
Operating Ratios
Return on investment	42.8%	27.6%
Return on assets	24.6%	13.7%

Cash, cash equivalents, and short-term marketable securities were $546,000 at the end of fiscal year 2007 compared to $2,154,000 at the end of fiscal year 2006.

During fiscal 2007, cash provided by operating activities was $242,000 compared to $2,819,000 in fiscal 2006. The decrease in cash by operating activities was primarily due to changes in working capital items: increases in inventory of $5,323,000 were only slightly offset by increases in accounts payable and accrued expenses of $842,000.

Cash used in investing activities was $5,242,000 in fiscal year 2007, compared to $3,573,000 in fiscal year 2006. The increase was due primarily to expansion activities at the USA facility, including increased capacity as well as additional production related expenses in France. Projected capital expenditures for fiscal year 2008 are estimated to be between $2,000,000 and $4,000,000.

Cash provided by financing activities was $3,356,000 in fiscal 2007 compared to $691,000 in fiscal 2006. The Company increased its borrowing capacity (see below) and secured a $1,718,000 equipment loan.

On June 15, 2007, the Company entered into two separate lines of credit with Branch Banking and Trust Company (“BB&T”) with a total maximum borrowing amount of $13.5 million. Both lines of credit bear an annual interest rate of LIBOR plus 2.25%. The first line of credit, with a maximum borrowing amount of $7.5 million and a maturity date of June 15, 2009, is secured by our accounts receivables and inventory; while the second line of credit, with a maximum borrowing amount of $6 million and a maturity of June 15, 2010, is guaranteed by Food Investors Corporation (“FIC”), an affiliate of us, and secured by real estate owned by FIC. These two lines of credit replace our $5 million line of credit with the Bank of Charles Town, which was scheduled to mature on November 1, 2007 and has been terminated. As of June 30, 2007 there is $1,811,000 outstanding on the new first line of credit with a current interest rate of 7.57%.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our significant contractual obligations as of June 30, 2007 were for debt, asset retirement obligation, and capital and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt payable—current	$2,578,000	$2,578,000	$—	$—	$—
Debt payable—long term	5,499,000	—	1,717,000	1,582,000	2,200,000
Capital leases	34,000	10,000	13,000	11,000	—
Operating leases	5,020,000	795,000	1,209,000	1,143,000	1,873,000
Interest	1,003,000	181,000	287,000	194,000	341,000
Total	$14,134,000	$3,564,000	$3,226,000	$2,930,000	$4,414,000

Assuming that there are no significant changes to our business plan, management also anticipates generating positive cash flow from operations during fiscal year 2008. Management believes that the combination of cash on hand, cash flows from operations and available credit facilities will provide sufficient liquidity to meet our ongoing cash requirements for the foreseeable future.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are: interest rates and foreign exchange rates.

Interest Rate Exposure:

Our exposure to market risk for changes in interest rates relates primarily to our debt portfolio. We have not used derivative financial instruments in our debt portfolio. A portion of the debt portfolio has fluctuating interest rates that change with changes in the market.

Foreign Currency Exchange Rate Exposure:

Sales generated in foreign countries were 30.5% of fiscal year 2007 sales. The majority of our sales are denominated in U.S. dollars, thereby limiting our risk to changes in foreign currency rates. The functional currency in France is the Euro. Fluctuation in the U.S. dollar/Euro exchange rate impacts the translation of the income statements of our French operations into U.S. dollars and affects year-over-year comparability of our operating results. The assets of our foreign subsidiary constituted approximately 31.7% of the our consolidated total assets and fluctuations in the U.S. dollar/Euro exchange rate similarly impact the translation of the value of these assets into U.S. dollars. We do not enter into hedging transactions to mitigate exposure to exchange rate fluctuations as we currently do not believe that this is justified by the potential exposure of the costs associated with derivative securities. Information about our foreign currency translation policy is set forth in Note 1 to the Notes to our Audited Consolidated Financial Statements contained in this Form 10-K.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal year 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) with the SEC pursuant to Regulation 14A not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2007 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be included in this Item 10 is hereby incorporated by reference from the 2007 Proxy Statement under the captions “Election of Directors,” “Section 16 Compliance” and “Code of Ethics.”

ITEM 11.         EXECUTIVE COMPENSATION

The information required to be included in this Item 11 is hereby incorporated by reference from the 2007 Proxy Statement under the caption “Executive Compensation.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included in this Item 12 is hereby incorporated by reference from the 2007 Proxy Statement under the captions “Stock Option Plans” and “Voting Securities and Principal Holders Thereof.”

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be included in this Item 13 is hereby incorporated by reference from the 2007 Proxy Statement under the caption “Certain Related Person Transactions” and “Director Independence.”

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be included in this Item 14 is hereby incorporated by reference from the 2007 Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Index to Financial Statements

(1)   Financial Statements

Report of Independent Registered Public Accounting Firm BDO Seidman, LLP as of and for the year ended June 30, 2007 and June 24, 2006

Consolidated Balance Sheets as of June 30, 2007 and June 24, 2006.
Consolidated Statements of Income for the Fiscal Years Ended June 30, 2007, June 24, 2006 and June 25, 2005
Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income for the Fiscal Years Ended June 30, 2007, June 24, 2006 and June 25, 2005
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2007, June 24, 2006 and June 25, 2005
Notes to Consolidated Financial Statements

(2)          Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)          Exhibits:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation, as amended. (1)
3.2	Certificate of Amendment of Restated Certificate of Incorporation. (2)
3.3	By-laws. (3)
10.1*	The Company’s 1992 Stock Option Plan. (4)
10.2*	The Company’s 1999 Stock Option Plan. (4)
10.3	Loan Contract dated April 19, 2006 with Credit Industriel de Normandie. (5)
10.4	Loan Contract dated May 23, 2006 with BNP Paribas. (6)
10.5	Lease and Lease Addendum No. 1 to Lease with Duke Shirley LLC, dated June 7, 2006. (7)
10.6	Loan and Security Agreement dated June 15, 2007 by and between Branch Banking and Trust Company and the Company(10,1). (8)
10.7	Promissory Note dated June 15, 2007 by and between Branch Banking and Trust Company and the Company(10.2). (8)
10.8	Loan Agreement dated June 15, 2007 by and between Branch Banking and Trust Company and the Company(10.3). (8)
10.9	Security Agreement dated June 15, 2007 by and between Branch Banking and Trust Company and the Company(10.4). (8)
21.1	Subsidiary of the Company

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)          Incorporated by reference from the Registrant’s two Registration Statements on Form S-8, dated April 5, 1993.

(5)          Incorporated by reference to exhibit 10.61 of the Registrant’s Form 8-K filed with the SEC on April 25, 2006.

(6)          Incorporated by reference to exhibit 10.62 of the Registrant’s Form 8-K filed with the SEC on May 30, 2006.

(7)          Incorporated by reference to exhibit 10.63 of the Registrant’s Form 8-K filed with the SEC on June 13, 2006.

(8)          Incorporated by reference to the exhibit in the preceeding parenthetical of the Registrant’s Form 8-K filed with the SEC on June 15, 2007.

(b)          Exhibits:

Exhibits required to be filed in response to this paragraph of Item 15 are listed above in subparagraph (a)(3).

(c)           Financial Statement Schedule:

Schedules and reports thereon by independent registered public accountants required to be filed in response to this paragraph of Item 15 are listed in Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

CUISINE SOLUTIONS, INC.
(Registrant)
By:	/s/ STANISLAS VILGRAIN
Stanislas Vilgrain
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STANISLAS VILGRAIN	Chief Executive Officer and President	September 18, 2007
Stanislas Vilgrain	(Principal Executive Officer)
/s/ RONALD ZILKOWSKI	Chief Financial Officer, Treasurer and	September 18, 2007
Ronald Zilkowski	Corporate Secretary (Principal Financial and Accounting Officer)
/s/ JEAN-LOUIS VILGRAIN	Chairman of the Board	September 18, 2007
Jean-Louis Vilgrain
/s/ SEBASTIEN VILGRAIN	Director	September 18, 2007
Sebastien Vilgrain
/s/ CHARLES C. MCGETTIGAN	Director	September 18, 2007
Charles C. McGettigan
/s/ ROBERT VAN ROIJEN	Director	September 18, 2007
Robert van Roijen
/s/ HUGUES PRINCE	Director	September 18, 2007
Hugues Prince
/s/ JOHN D. FIRESTONE	Director	September 18, 2007
John D. Firestone
/s/ ROBERT N. HERMAN	Director	September 18, 2007
Robert N. Herman

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cuisine Solutions, Inc.
Alexandria, Virginia

We have audited the accompanying consolidated balance sheets of Cuisine Solutions, Inc. and subsidiary as of June 30, 2007 and June 24, 2006 and the related consolidated statements of income, changes in stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended June 30, 2007. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc. and subsidiary at June 30, 2007 and June 24, 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein, for each of the three years in the period ended June 30, 2007.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Bethesda, Maryland
September 18, 2007

CUISINE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	June 24, 2006
ASSETS
Current assets
Cash and cash equivalents	$546,000	$2,154,000
Trade accounts receivable, net (Note 2 and 5)	5,864,000	5,360,000
Inventory, net (Note 3 and 5)	15,081,000	9,461,000
Prepaid expenses	521,000	373,000
Accounts receivable, related party	57,000	25,000
Other current assets	638,000	616,000
Assets from discontinued operations (Note 13)	—	6,000
TOTAL CURRENT ASSETS	22,707,000	17,995,000
Investments, non-current	375,000	375,000
Fixed assets, net (Note 4 and 5)	12,520,000	8,321,000
Restricted cash (Note 12)	66,000	5,000
Deferred tax assets, net (Note 6)	7,069,000	—
Other assets	83,000	70,000
TOTAL ASSETS	$42,820,000	$26,766,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,999,000	$5,831,000
Accrued payroll and related liabilities	2,486,000	2,455,000
Line-of-credit (Note 5)	1,811,000	1,000,000
Current portion of long-term debt (Note 5)	777,000	356,000
Liabilities from discontinued operations (Note 13)	—	150,000
TOTAL CURRENT LIABILITIES	12,073,000	9,792,000
Long-term debt, less current portion (Note 5)	5,523,000	3,321,000
Asset retirement obligation (Note 9)	499,000	398,000
Deferred rent	100,000	0
TOTAL LIABILITIES	18,195,000	13,511,000
Commitments and Contingencies (Note 8)	—	—
Stockholders’ equity
Common stock—$.01 par value, 20,000,000 shares authorized, 16,623,191 and 16,439,191 shares issued and outstanding at June 30, 2007 and June 24, 2006, respectively	166,000	165,000
Class B Stock—$.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	27,934,000	27,516,000
Accumulated deficit	(4,583,000)	(15,127,000)
Accumulated other comprehensive income
Cumulative translation adjustment	1,108,000	701,000
TOTAL STOCKHOLDERS’ EQUITY	24,625,000	13,255,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,820,000	$26,766,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Net sales (Note 12)	$80,331,000	$64,114,000	$46,246,000
Cost of goods sold (Note 10)	62,116,000	48,002,000	34,872,000
Gross margin	18,215,000	16,112,000	11,374,000
Research and development	909,000	632,000	625,000
Selling and marketing	7,688,000	6,603,000	4,912,000
General and administrative	6,051,000	5,136,000	3,865,000
Income before non operating expense and income taxes	3,567,000	3,741,000	1,972,000
Non operating income (expense)
Investment income	—	57,000	80,000
Interest expense	(238,000)	(131,000)	(170,000)
Loss on sale of investment	—	(49,000)	—
Other income, net	30,000	56,000	23,000
Total non-operating expense	(208,000)	(67,000)	(67,000)
Income before income taxes	3,359,000	3,674,000	1,905,000
Provision for income tax benefit (expense) (Note 6)	7,068,000	(20,000)	(19,000)
Income from continuing operations	10,427,000	3,654,000	1,886,000
Income (loss) from discontinued operations (Note 13)
Loss from operations of Cuisine Solutions Norway	—	—	(67,000)
Gain from dissolution of Cuisine Solutions Norway, net of tax	117,000	—	—
Loss from translation adjustment	—	—	(110,000)
Net income (loss) from discontinued operations	117,000	—	(177,000)
NET INCOME	$10,544,000	$3,654,000	$1,709,000
Per common share data
Basic earnings:
Income from continuing operations	$0.63	$0.22	$0.12
Income (loss) from discontinued operations	0.01	—	(0.01)
Net income	$0.64	$0.22	$0.11
Diluted earnings:
Income from continuing operations	$0.57	$0.20	$0.11
Income (loss) from discontinued operations	0.01	—	(0.01)
Net income	$0.58	$0.20	$0.10
Weighted average shares outstanding—basic	16,477,272	16,249,566	15,927,524
Common stock equivalents	1,851,379	1,922,799	1,610,746
Weighted average shares outstanding—diluted	18,328,651	18,172,365	17,538,270

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
OTHER COMPREHENSIVE INCOME

			Retained	Unrealized Gains
		Additional	Earnings	(Losses) on Debt	Cumulative	Total
	Common	Paid-In	(Accumulated	and Equity	Translation	Stockholders’
	Stock	Capital	Deficit)	Investments	Adjustment	Equity
Balance, June 26, 2004	$159,000	$26,380,000	$(20,490,000)	$17,000	$506,000	$6,572,000
Exercise of common stock options	2,000	208,000	—	—	—	210,000
Stock-based compensation	—	166,000	—	—	—	166,000
2005 Net income	—	—	1,709,000	—	—	1,709,000
Other comprehensive income
Unrealized losses on debt and equity investments	—	—	—	(24,000)	—	(24,000)
Translation adjustment	—	—	—	—	18,000	18,000
Total comprehensive income						1,703,000
Balance, June 25, 2005	161,000	26,754,000	(18,781,000)	(7,000)	524,000	8,651,000
Exercise of common stock options	4,000	411,000	—	—	—	415,000
Stock-based compensation	—	351,000	—	—	—	351,000
2006 Net income	—	—	3,654,000	—	—	3,654,000
Other comprehensive income
Unrealized gain on debt and equity investments	—	—	—	7,000	—	7,000
Translation adjustment	—	—	—	—	177,000	177,000
Total comprehensive income						3,838,000
Balance, June 24, 2006	165,000	27,516,000	(15,127,000)	—	701,000	13,255,000
Exercise of common stock options	1,000	172,000	—	—	—	173,000
Stock-based compensation	—	246,000	—	—	—	246,000
2007 Net income	—	—	10,544,000	—	—	10,544,000
Other comprehensive income
Translation adjustment	—	—	—	—	407,000	407,000
Total comprehensive income						10,951,000
Balance, June 30, 2007	$166,000	$27,934,000	$(4,583,000)	$—	$1,108,000	$24,625,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,544,000	$3,654,000	$1,709,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,445,000	730,000	901,000
Allowance for doubtful accounts	(300,000)	164,000	441,000
Inventory obsolescence reserve	(27,000)	(52,000)	317,000
Deferred tax credit	(7,069,000)	—	—
Loss on sale of investments	—	49,000	—
Stock-based compensation	246,000	351,000	166,000
Gain on disposal of assets of discontinued operations	—	—	(577,000)
Changes in assets and liabilities, net of effects of non-cash transactions:
Decrease (increase) in trade accounts receivable	9,000	(1,701,000)	(445,000)
Increase in inventory	(5,323,000)	(2,389,000)	(1,826,000)
Increase in prepaid expenses	(152,000)	(37,000)	(204,000)
(Increase) decrease in accounts receivable, related parties	(32,000)	70,000	(36,000)
Increase (decrease) in other assets	85,000	(393,000)	11,000
Increase (decrease) in accounts payable and accrued expenses	842,000	1,463,000	(33,000)
Increase in accrued payroll and related liabilities	18,000	896,000	291,000
Increase in deferred rent	100,000	—	—
Changes in assets and liabilities of discontinued operations	(144,000)	14,000	(300,000)
Net cash provided by operating activities	242,000	2,819,000	415,000
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(61,000)	(5,000)	—
Proceeds from investments	—	1,048,000	—
Capital expenditures	(5,181,000)	(4,616,000)	(1,241,000)
Net cash used in investing activities	(5,242,000)	(3,573,000)	(1,241,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	173,000	415,000	210,000
Net borrowings (repayment) on line-of-credit	811,000	(774,000)	1,774,000
Proceeds from debts	2,726,000	3,182,000	295,000
Repayment of debts	(354,000)	(1,101,000)	(695,000)
Repayment of note payable from discontinued operations	—	(1,031,000)	—
Net cash provided by financing activities	3,356,000	691,000	1,584,000
Effect of foreign exchange rate changes on cash and cash equivalents	36,000	46,000	18,000
Net (decrease) increase in cash and cash equivalents	(1,608,000)	(17,000)	776,000
Cash and cash equivalents, beginning of year	2,154,000	2,171,000	1,395,000
CASH and CASH EQUIVALENTS, END OF YEAR	$546,000	$2,154,000	$2,171,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$394,000	$189,000	$188,000
Cash paid during the year for income taxes	$1,000	$20,000	$19,000
Fixed assets acquired through capital leases	$31,000	$—	$—
Addition to fixed assets due to recognition of asset retirement obligation	$101,000	$398,000	$—

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company produces and markets premium, fully cooked, frozen and prepared foods to a variety of channels and geographic regions. The Company has manufacturing facilities in U.S.A. and France and its products are sold primarily to the U.S.A. and European Union business customers in Foodservice, On Board Services, Retail, Military and National Restaurant Chains.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Cuisine Solutions, Inc. and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

FISCAL PERIODS

The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. For the fiscal year 2007, the first and second quarters of fiscal years contain 12 weeks while the third quarter and fourth quarter contain 16 weeks and 13 weeks respectively. For the fiscal year 2006 and 2005, the first, second and fourth quarters contain 12 weeks and the third quarter contains 16 weeks.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in the areas of sales rebates, tax assets and liabilities, allowance for doubtful accounts, stock base compensation cost and inventory obsolescence reserved. The Company bases its judgments and estimates on historical experience and other assumptions that it believes are reasonable. Actual results may or may not differ from estimated results.

REVENUE RECOGNITION

Revenues are recognized when the earnings process is complete. This occurs when products are shipped and when title and risk of loss transfer to customers, collection is probable and pricing is fixed or determinable. Revenues are recognized net of provisions for returns, discounts, allowances and coupon redemption costs.

SEGMENT REPORTING

The Company operates only in one business segment, the foodservice industry.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. As of June 30, 2007 and June 24, 2006, $204,000 and $1,300,000, respectively, of cash were held in foreign financial institutions.

INVESTMENTS

The Company’s only investment is a minority interest in Cuisine Solutions Chile, which is accounted for under the cost method.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial instruments, which consist primarily of cash and cash equivalents trade receivables, accounts payable, line-of-credit and long-term debt to approximate the fair value of the respective assets and liabilities at June 30, 2007 and June 24, 2006.

FIXED ASSETS

Fixed assets are stated at cost. Machinery, equipment and furniture and fixtures which cost $1,000 or above and have an estimated useful life of two years or more are capitalized and are depreciated using the straight-line method over estimated useful lives which range from two to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the leases which range from four to twenty years, or the estimated useful life of the improvement. Buildings are depreciated using the straight-line method over the estimated useful lives which range from twenty to thirty years. The Company periodically evaluates whether current events or circumstances indicate the carrying value of its depreciable assets may not be recoverable.

CAPITALIZED SOFTWARE

The Company capitalizes certain costs to obtain internal use software for significant systems and amortizes them over the estimated useful life of the software which ranges from two to ten years. Costs to obtain software for projects that are not significant are expensed as incurred.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed when incurred and are classified as cost of goods sold in the accompanying consolidated statements of income.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Included in research and development is 70% of our culinary team expenses as well as 100% of direct costs.

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

VALUATION OF STOCK-BASED AWARDS

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period of the individual equity instrument. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes calculation for option grants is based on historical volatility as options on our stock are not traded. When establishing the expected life assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

The following table illustrates the effect on net income and earnings per share for the fiscal year ended June 25, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option—pricing formula and amortized to expense over the options’ vesting periods.

June 25, 2005
Net income applicable to common shareholders	$1,709,000
Add: Stock-based employee compensation cost included in reported net income (loss)	$166,000
Less: Total stock-based compensation expense determined under the fair value method	$(716,000)
Pro forma net income	$1,159,000
Net Income per common share:
Basic—as reported	$0.11
Diluted—as reported	$0.10
Basic—pro forma	$0.07
Diluted—pro forma	$0.07
Weighted average common shares outstanding—basic	15,927,524
Common stock equivalents	1,610,746
Weighted average common shares outstanding—diluted	17,538,270

EARNINGS PER SHARE

Basic earnings per common share are computed using the weighed-average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of shares outstanding during the year plus the incremental shares outstanding assuming the exercise of diluted stock options. Anti-dilutive options of 15,000 were not included in the computation for fiscal year 2007. There were no anti-dilutive shares or options in fiscal years 2006 or 2005.

FOREIGN CURRENCY TRANSLATION

The statements of income of the Company’s foreign subsidiaries are translated to U.S. dollars using average exchange rates. Foreign subsidiaries’ balance sheets have been translated using the current exchange rates. The impact of the exchange rate changes on the translation of the Subsidiary’s balance sheet is reflected as a component of Other Comprehensive Income in the Statements of Changes in Stockholders’ Equity and Other Comprehensive Income. In fiscal 2005, the Company recognized a loss from translation adjustment of $110,000 related to winding down substantially all of the Norwegian operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after the adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Management is currently studying the impact on its financial position upon the adoption of this pronouncement starting the first quarter of the Company’s fiscal year 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). The Company is currently assessing the impact of SFAS 159 which it will be required to adopt.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet assessed the impact of adopting SFAS 157.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 2—TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable consisted of:

	June 30, 2007	June 24, 2006
Trade accounts receivable	$6,237,000	$6,022,000
Allowance for doubtful accounts	(373,000)	(662,000)
Trade accounts receivable, net	$5,864,000	$5,360,000

The Company provides allowances for estimated credit losses, product returns, and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such accounts. The allowances are based on reviews of individual accounts by customer, their financial conditions, and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts and other receivables is also dependent on future economic and other conditions that may be beyond management’s control.

NOTE 3—INVENTORY, NET

Inventory consisted of the following:

	June 30, 2007	June 24, 2006
Raw material	$4,626,000	$3,371,000
Frozen product & other finished goods	9,722,000	5,297,000
Packaging	989,000	1,074,000
	15,337,000	9,742,000
Less obsolescence reserve	(256,000)	(281,000)
	$15,081,000	$9,461,000

NOTE 4—FIXED ASSETS, NET

The components of fixed assets were as follows:

	June 30, 2007	June 24, 2006
Land	$484,000	$450,000
Buildings	5,869,000	4,541,000
Machinery & equipment	14,488,000	13,564,000
Leasehold improvements	3,509,000	3,095,000
Furniture & fixtures	183,000	274,000
Capitalized software	1,010,000	1,127,000
Construction in progress	2,953,000	482,000
Capital leases	64,000	34,000
	28,560,000	23,567,000
Less: Accumulated depreciation and amortization	(16,017,000)	(15,232,000)
Less: Accumulated amortization on capital leases	(23,000)	(14,000)
	$12,520,000	$8,321,000

Construction in progress includes $2,442,000 in projects related to the acquisition and installation of equipment and $458,000 in leasehold improvements. Also included in this amount is $78,000 in capitalized interest. These projects are expected to be completed in the first quarter of fiscal year 2008 with an estimated additional cost of $661,000.

NOTE 5—DEBT

Debt, at June 30, 2007 and June 24, 2006 was as follows:

		2007 Principal Outstanding In Foreign	Interest	2007 Principal	2006 Principal
Description	Maturity	Currency	Rates	Outstanding	Outstanding
Term Loan	October 22, 2012	115,000	€5.7%	$155,000	$167,000
Term Loan	June 3, 2008	60,000	€3.3%	81,000	148,000
Term Loan	June 15, 2008	15,000	€4.0%	20,000	37,000
Term Loan	June 20, 2010	40,000	€3.8%	54,000	65,000
Term Loan	November 28, 2012	225,000	€2.8%	304,000	330,000
Term Loan	June 12, 2019	1,900,000	€3.6%	2,560,000	2,019,000
Term Loan	October 23, 2013	569,000	€3.8%	766,000	125,000
Term Loan	June 5, 2012		7.0%	1,718,000	—
Term Loan	October 5, 2010		7.3%	490,000	612,000
Term Loan	March 15, 2010		6.8%	118,000	156,000
Line of credit	June 15, 2009		LIBOR+2.25%	1,811,000	—
Line of credit	November 1, 2006		Prime+0.5%	—	1,000,000
Capital Lease	January 28, 2008		8.3%	—	8,000
Capital Lease	September 18, 2008		19.4%	6,000	10,000
Capital Lease	December 31, 2011		8.4%	28,000	—
			Total	$8,111,000	$4,677,000
			Less: current portion	2,588,000	1,356,000
			Non-current portion	$5,523,000	$3,321,000

From time to time, the Company enters into separate term loans in purchasing new equipment and improvement projects. As of June 30, 2007, the total principal balance of all these term loans was $6,266,000; among which $3,940,000 was denominated in Euros in the amount of 2,924,000€. These loans bear interest rates from 2.8% to 7.3% and with maturity dates range from June 3, 2008 to October 23, 2013. The loans are typically secured by the equipment.

On June 15, 2007, the Company entered into two separate lines of credit with Branch Banking and Trust Company (BB&T). Both lines of credit bear an annual interest rate of LIBOR plus 2.25% which was 7.57% as of June 30, 2007. The first line of credit, with a maximum borrowing amount of $7.5 million and a maturity date of June 15, 2009, is secured by the Company’s accounts receivables and inventory. The outstanding balance of this line of credit was $1,811,000 as of June 30, 2007. The second line of credit, with a maximum borrowing amount of $6.0 million and a maturity date of June 15, 2010, is guaranteed by Food Investors Corporation (“FIC”), an affiliate of the Company, and secured by real estate owned by FIC. This second line of credit had no balance as of June 30, 2007.

As of June 30, 2007, the total loan balance under capital leases was $34,000, bearing interest rates from 8.3% to 19.4% with maturity dates ranging from September 18, 2008 to December 31, 2011.

Debt maturities during each of the next five fiscal years and thereafter on an aggregate basis at June 30, 2007 are as follows:

2008	$2,588,000
2009	821,000
2010	909,000
2011	809,000
2012	784,000
Thereafter	2,200,000
Total	$8,111,000

NOTE 6—INCOME TAXES

Income before income tax provision includes the following:

	Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Domestic	$3,044,000	$3,277,000	$1,514,000
Foreign	315,000	397,000	391,000
Total	$3,359,000	$3,674,000	$1,905,000

The composition of the provision for income taxes attributable to operations was:

	Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Current:
Federal	$—	$—	$—
State	1,000	—	—
Foreign	—	20,000	19,000
	1,000	20,000	19,000
Deferred:
Federal	$824,000	$—	$—
State	145,000	—	—
Foreign	1,039,000	—	—
	2,008,000	—	—
Reversal of valuation allowance:	$(9,077,000)	$—	$—
Income tax (benefit) expense	$(7,068,000)	$20,000	$19,000

The differences between amounts computed by applying the statutory federal income tax rates to income from operations and the total income tax benefit applicable to operations were as follows:

	Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Federal tax expense at statutory rates	$1,242,000	$1,114,000	$581,000
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	564,000	151,000	(584,000)
State income taxes, net	145,000	203,000	57,000
France minimum taxes	—	20,000	19,000
Credits	—	—	(27,000)
Period effect of change in valuation allowance	(9,077,000)	(1,505,000)	222,000
Permanent differences	38,000	40,000	(249,000)
Other, net	19,000	(3,000)	—
Total	$(7,069,000)	$20,000	$19,000

The significant components of deferred tax assets are as follows:

	Year Ended
	June 30, 2007	June 24, 2006
Deferred tax assets:
NOL—US	$5,588,000	$5,992,000
NOL—Norway	—	1,356,000
NOL—France	794,000	415,000
Capital losses	43,000	63,000
Foreign other	12,000	74,000
Inventory adjustment	90,000	121,000
Basis difference in investments	—	793,000
Property and equipment	302,000	249,000
Allowance for bad debts	84,000	210,000
Stock options	220,000	241,000
Other	156,000	191,000
Total deferred tax assets	7,289,000	9,705,000
Less: Deferred tax liabilities
Worthless stock—Norway	—	408,000
Net deferred tax assets	7,289,000	9,297,000
Less: Valuation allowance	(220,000)	9,297,000
Net deferred tax	$7,069,000	$—

In fiscal year 2007 the Company reversed substantially all of the valuation allowance related to our deferred tax assets since it is more likely than not these assets will be realized. This determination was primarily based on cumulative positive earnings in recent years and projected taxable income. In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence including our past operating results and our forecast of future taxable income. The Company has previously provided a valuation allowance against its deferred tax assets since the realization of these tax benefits could not be reasonably assured. The net changes in total valuation allowance for the years ended June 30, 2007 and June 24, 2006 were a decrease of $9,077,000 and a decrease of $222,000, respectively, using an estimated tax rate of 40%.

The foreign net operating loss carry-forward can only be used to offset taxable income in the country where the loss carry-forward was generated. These operating loss carry-forwards are available to offset future foreign income, if any, through 2015.

The Company has net operating loss carry-forwards for U.S. Federal and state income tax purposes of $13,970,000 at June 30, 2007, which is available to offset future federal and state taxable income, if any, through 2025. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, are greater than 50%. The effects of any potential ownership changes, if any, have not been analyzed by the Company. Management believes there have been no significant ownership changes that would impact the use of net operating losses.

NOTE 7—EMPLOYEE BENEFITS

The Company sponsors a qualified employee savings plan (the “Plan”) pursuant to the provisions of Section 401(k) of the Internal Revenue Code. All employees who are at least age 18 and have one year of service with the Company eligible to participate in the Plan. The Company makes matching contributions to the Plan of one-third of the first 6% of the participant’s voluntary contributions to the plan. Participants are immediately vested in their own tax deferred contributions plus actual earnings thereon. Participants vest 20% each year of the Company’s contribution plus actual earnings and are fully vested after five years. The Company expensed $37,000, $36,000 and $30,000 in fiscal years 2007, 2006 and 2005, respectively, for matching contributions made to the Plan.

The Company expensed $34,000, $33,000, and $28,000 for a separate health and retirement plan for the CEO of the Company and two other non-officers but key employees in fiscal years 2007, 2006, and 2005, respectively.

During fiscal year 1993 and amended in 1998, the Company established, upon stockholder approval, the 1992 Stock Option Plan which provided for up to 1,753,000 shares of the Company’s Common Stock to be made available to employees at various prices as established by the Board of Directors at the date of grant. Only 134,500 non-qualified stock options are still outstanding under this plan.

During fiscal year 2000, the Company adopted the 1999 Stock Option Plan which provides for up to 2,600,000 shares of the Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. As of June 30, 2007, there are 285,597 shares are available for future option grants under the 1999 Plan. All of the grants under this plan have been issued as non-qualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007, 2006 and 2005 as follows:

	June 30, 2007	June 24, 2006	June 25, 2005
Expected dividend yield	—	—	—
Risk-free interest rate	4.61%	3.9%	4.2%
Total option life	10	10	10
Expected life (in years)	4	5	6
Expected volatility	73%	179%	251%

The expected life of option is based on the weighted-average years of post-vesting employment termination and employees’ exercises or forfeiture history. The expected volatility is estimated based on the past three-year average closing prices of the Company’s stock. None of the Company’s outstanding option awards have post-vesting restrictions.

The following is a summary of stock option activity during the years ended June 30, 2007, June 24, 2006 and June 25, 2005:

		Weighted	Aggregate		Weighted	Aggregate		Weighted
		Average	Intrinsic		Average	Intrinsic		Average	Aggregate
		Exercise	Value		Exercise	Value		Exercise	Intrinsic
	2007	Price	(in 000’s)	2006	Price	(in 000’s)	2005	Price	Value
Options outstanding, beginning of year	2,448,099	$0.99		2,795,968	$1.02		2,893,616	$1.02
Granted	72,000	6.00		18,034	0.01		188,852	1.34
Exercised	(184,000)	0.94		(365,903)	1.13		(238,500)	.088
Forfeited or expired	(82,000)	—		0	—		(48,000)	—
Options outstanding, end of year	2,254,500	$1.13	$11,160	2,448,099	$0.99	$488	2,795,968	$1.02	$ ***
Weighted average remaining contractual term	5.12			5.45			4.86
Options exercisable at end of year	2,204,500	$1.00	$11,140	2,194,349	$0.99	$483	2,252,218	$1.04	$ ***
Weighted average remaining contractual term	5.02			5.20			4.73
Options exercisable at end of year and expected to be exercisable **	2,254,500	$1.13	$11,160	2,448,099	$0.99	$488	***	***	***

*                      The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on fiscal year end 2007, 2006 and 2005 and the exercise price of the underlying options. The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2007 and June 24, 2006 were $897,798 and $2,803,000, respectively.

**                 Options exercisable at fiscal year end 2007, 2006 and 2005, and expected to be exercisable include both vested options and non-vested options outstanding less our expected forfeiture rate of 0%.

***            Not calculated in prior years.

As of June 30, 2007 the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date is $155,000, which is expected to be recognized over a weighted average period of 2.75 years. The Company recorded cash from the exercise of stock options of $173,000 and zero related tax benefits for the fiscal year ending June 30, 2007.

Effective June 26, 2005, the Company adopted the fair value recognition provisions of FASB SFAS Statement No. 123(R). Share-Based Payment (“SFAS 123(R)”), using modified prospective-transition method. Under that transition method, compensation cost recognized in the fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 25, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to June 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result, a non-cash charge of $134,000 was charged to compensation expense during fiscal year 2006.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company leases office and plant space, vehicles, and certain office equipment under operating leases, which expire on various dates through 2014. Certain leases provide for escalations in rent based upon increases in the lessor’s annual operating costs or the consumer price index. Future minimum lease payments under these agreements at June 30, 2007 were as follows:

2008	$795,000
2009	652,000
2010	557,000
2011	561,000
2012	582,000
Thereafter	1,873,000
Total	$5,020,000

Rent expense for operations approximated $1,104,000, $603,000 and $559,000 for fiscal years 2007, 2006 and 2005, respectively. We recognize rent expense on a straight-line basis over the expected lease term. Differences between amounts paid and amounts expensed are recorded as deferred rent.

NOTE 9—ASSET RETIREMENT OBLIGATION

According to the terms and conditions of the amended lease agreement, effective June 2006, for the manufacturing facility in the U.S., the Company is required to restore a portion of the premises to its conditions as in existence prior to the alterations and improvements made by the Company. The present value of the estimated restoration cost is $499,000 and $398,000 at June 30, 2007 and June 24, 2006, respectively and is also included in fixed assets. In addition, the Company is required to make monthly deposits of $5,000, adjusted annually, to a restricted bank account (restricted cash) as security in fulfilling this obligation.

NOTE 10—TRANSACTIONS WITH RELATED PARTIES

The Company’s 10% equity investment in Cuisine Solutions Chile for $375,000 is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile. During the fiscal year 2007, 2006 and 2005, the Company purchased $7,969,000, $4,159,000 and $2,574,000, respectively, of products from Cuisine Solutions Chile for resale in the U.S. and Europe.  The balance owed by the Company to Cuisine Solutions Chile as of June 30, 2007 and June 24, 2006 is $558,000 and $291,000, respectively.

On July 10, 2004, the Company entered into an agreement with the Bank of Charles Town in West Virginia for a $2,500,000 line-of-credit to finance its working capital requirements in the U.S. The line-of-credit is secured by the Company’s U.S. accounts receivable and inventory and further guaranteed by Food Investors Corporation (“FIC”), an affiliate of the Company, and secured by real estate owned by FIC. On December 23, 2005, the maximum borrowing amount of this line-of-credit was increased to $5,000,000 and the maturity date was extended to September 1, 2006. This line of credit bears an interest rate of 0.5% over the prime interest rate, or 8.5% as of June 24, 2006. During fiscal year 2007, the Company paid FIC $75,000 as a compensation for its guarantee on this line-of-credit. As of September 1, 2006, the expiration date of this line-of-credit was extended to November 1, 2007 and this line of credit was paid off and closed out after the Company obtained a new line of credit from BB&T.

NOTE 11—GEOGRAPHIC INFORMATION

Revenues to external customers are attributed to individual countries based upon the location of the customer. Revenue by geographic area are as follows:

Fiscal year ended:	June 30, 2007	June 24, 2006	June 25, 2005
USA Sales	$55,866,000	$43,732,000	$29,250,000
France	18,296,000	16,018,000	14,482,000
UK	4,071,000	3,611,000	2,136,000
Germany	1,540,000	601,000	375,000
Spain	558,000	152,000	3,000
Net Sales	$80,331,000	$64,114,000	$46,246,000

Long lived assets consisting of property and equipment by geographic area are as follows:

	June 30, 2007	June 24, 2006
USA	$6,903,000	$3,824,000
France	5,617,000	4,497,000
Total	$12,520,000	$8,321,000

NOTE 12—SIGNIFICANT CUSTOMERS/SUPPLIERS

One retail customer accounted for 15.3% and 12.4% of the Company’s total revenue during fiscal year 2007 and 2006, respectively; while another military distributor represented 10.7% and 13.6% of the Company’s total revenue during fiscal year 2007 and 2006, respectively.  There were no customers that represented over 10% of revenue in fiscal year 2005.

There are no purchases from any one supplier that exceed 10% of total expenses.

NOTE 13—DISCONTINUED OPERATIONS

The Company discontinued its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. Cuisine Solutions Norway was dissolved and its business registration was deleted in Norway in fiscal year 2007.

The assets and liabilities from discontinued operations at June 30, 2007, and June 24, 2006 are as follows:

	June 30, 2007	June 24, 2006
Assets from discontinued operations:
Cash and cash equivalents	$—	$—
Other assets	—	6,000
Total assets from discontinued operations	$—	$6,000
Liabilities from discontinued operations:
Accounts payable and accrued expenses	$—	$150,000
Note payable	—	—
Total liabilities from discontinued operations	$—	$150,000

The following amounts related to Cuisine Solutions Norway have been segregated from continuing operations and reflected are as follows:

	Year ended
	June 30, 2007	June 24, 2006	June 25, 2005
Net Sales	$—	$—	$32,000
Expenses:
Cost of goods sold	—	—	127,000
Selling and administrative expenses	—	—	1,000
Other operating expense	—	—	463,000
Interest expense	—	—	86,000
Other income	—	—	(1,000)
Loss from discontinued operations	—	—	(644,000)
Gain from disposal of assets	—	—	577,000
Loss from translation adjustments	—	—	(110,000)
Gain on dissolution, net of tax	117,000	—	—
Income (loss) from discontinued operations	$117,000	$—	$(177,000)

NOTE 14—QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

In management’s opinion, the interim financial data below reflects all adjustments necessary to fairly state the results of the interim period presented. All adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

	FISCAL YEAR 2007 QUARTERS ENDED
	September 16, 2006	December 9, 2006	March 31, 2007*	June 30, 2007
	(in thousands, except per share amounts)
Net sales	$14,206	$23,248	$23,898	$18,979
Gross margin	3,170	5,782	5,046	4,216
Income from continuing operations*	525	1,628	8,498	(224)
Income from discontinued operations, net of tax	—	—	116	1
Net income	525	1,628	8,614	(223)
Net income per share—basic	$0.03	$0.10	$0.52	($0.01)
Net income per share—diluted	$0.03	$0.09	$0.47	($0.01)

*                    3rd quarter results reflect $7,900 deferred tax valuation reserve reversal

	FISCAL YEAR 2006 QUARTERS ENDED
	September 17, 2005	December 10, 2005	April 1, 2006	June 24, 2006
Net sales**	$14,752	$16,595	$17,967	$14,800
Gross margin**	4,109	4,124	4,427	3,452
Income from continuing operations	1,522	787	659	686
Net income	1,522	787	659	686
Net income per share—basic	$0.09	$0.05	$0.04	$0.04
Net income per share—diluted	$0.08	$0.04	$0.04	$0.04

**             reflects minor presentation changes for fiscal year 2006

SCHEDULE II
CUISINE SOLUTIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions	Reduction/	Balance at
	Beginning	charged to	write-off to	End of
	of Period	operations	allowance	Period
Year ended June 25, 2005
Allowance for doubtful accounts	$68,000	$441,000	$16,000	$493,000
Allowance for obsolete inventory	$162,000	$317,000	$148,000	$331,000
Year ended June 24, 2006
Allowance for doubtful accounts	$493,000	$173,000	$4,000	$662,000
Allowance for obsolete inventory	$331,000	$—	$50,000	$281,000
Year ended June 30, 2007
Allowance for doubtful accounts	$662,000	$—	$289,000	$373,000
Allowance for obsolete inventory	$281,000	$—	$25,000	$256,000