Form 10-Q
period 2007-09-22
CUISINE SOLUTIONS INC
filed 2007-11-05
CIK 737602

Form 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 22, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-32439

CUISINE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-0948383
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

85 S. Bragg Street, Suite 600, Alexandria, VA 22312

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of outstanding of each of the issuer’s classes of common stock, $0.01 par value, outstanding as of October 31, 2007 was 16,693,091.

CUISINE SOLUTIONS, INC.

PART I:   FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CUISINE SOLUTIONS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 22,	June 30,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$390,000	$546,000
Trade accounts receivable, net	8,614,000	5,864,000
Inventory, net	14,774,000	15,081,000
Prepaid expenses	785,000	521,000
Accounts receivable, related parties	67,000	57,000
Deferred tax assets	1,919,000	—
Other current assets	374,000	638,000
TOTAL CURRENT ASSETS	26,923,000	22,707,000

Fixed assets, net	13,266,000	12,520,000
Deferred tax assets, net	5,185,000	7,069,000
Investments, non-current	375,000	375,000
Restricted cash	81,000	66,000
Other assets	77,000	83,000
TOTAL ASSETS	$45,907,000	$42,820,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,401,000	$6,999,000
Line-of-credit	3,861,000	1,811,000
Accrued payroll and related liabilities	1,851,000	2,486,000
Current portion of long-term debt	776,000	777,000
CURRENT LIABILITIES	14,889,000	12,073,000

Long-term debt, less current portion	5,523,000	5,523,000
Asset retirement obligation	499,000	499,000
Deferred rent	116,000	100,000
TOTAL LIABILITIES	21,027,000	18,195,000

Commitments and contingencies
Stockholders’ equity
Common Stock
Class A Stock - $.01 par value, 20,000,000 shares authorized, 16,693,091 and 16,623,191 shares and issued and outstanding at September 22, 2007 and June 30, 2007	167,000	166,000
Class B Stock - $.01 par value, 175,000 shares authorized, none issued	—	—
Additional paid-in capital	27,978,000	27,934,000
Accumulated deficit	(4,576,000)	(4,583,000)
Accumulated other comprehensive income
Cumulative translation adjustment	1,311,000	1,108,000
TOTAL STOCKHOLDERS’ EQUITY	24,880,000	24,625,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,907,000	$42,820,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
	September 22,	September 16,
	2007	2006

Net sales	$17,480,000	$14,206,000
Cost of goods sold	13,933,000	11,036,000
Gross margin	3,547,000	3,170,000

Research and development	236,000	173,000
Selling and marketing	1,535,000	1,284,000
General and administrative	1,700,000	1,119,000
Income before non-operating expense and income taxes	76,000	594,000

Non-operating income (expense)
Interest expense	(81,000)	(71,000)
Other income, net	16,000	8,000
Total non-operating expense	(65,000)	(63,000)

Income before income tax	11,000	531,000
Provision for income tax expense	(4,000)	(6,000)

NET INCOME	$7,000	$525,000

Per common share data
Basic earnings:
Net income	$0.00	$0.03

Diluted earnings:
Net income	$0.00	$0.03

Weighted average shares outstanding-basic	16,663,780	16,439,191
Common stock equivalents	1,769,350	1,763,703
Weighted average shares outstanding-diluted	18,433,130	18,202,894

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Retained
		Additional	Earnings	Cumulative	Total
	Common	Paid-In	(Accumulated	Translation	Stockholders’
	Stock	Capital	Deficit)	Adjustment	Equity

Balance, June 24, 2006	$165,000	$27,516,000	$(15,127,000)	$701,000	$13,255,000

Exercise of common stock options	—	—	—	—	—
Stock-based compensation	—	71,000	—	—	71,000
Twelve weeks 2007 net income	—	—	525,000	—	525,000
Other Comprehensive Income
Translation adjustment	—	—	—	56,000	56,000
Total Comprehensive income					581,000
Balance, September 16, 2006	$165,000	$27,587,000	$(14,602,000)	$757,000	$13,907,000

			Retained
		Additional	Earnings	Cumulative	Total
	Common	Paid-In	(Accumulated	Translation	Stockholders’
	Stock	Capital	Deficit)	Adjustment	Equity

Balance, June 30, 2007	$166,000	$27,934,000	$(4,583,000)	$1,108,000	$24,625,000

Exercise of common stock options	1,000	13,000	—	—	14,000
Stock-based compensation	—	31,000	—	—	31,000
Twelve weeks 2008 net income	—	—	7,000	—	7,000
Other Comprehensive Income
Translation adjustment	—	—	—	203,000	203,000
Total Comprehensive income					210,000
Balance, September 22, 2007	$167,000	$27,978,000	$(4,576,000)	$1,311,000	$24,880,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year to date
	Twelve weeks ended
	September 22,	September 16,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,000	$525,000

Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	404,000	255,000
Allowance for doubtful accounts	14,000	(26,000)
Inventory obsolescence reserve	130,000	80,000
Change in deferred tax assets	3,000	—
Stock-based compensation	31,000	71,000
Changes in assets and liabilities, net of effects of non-cash transactions:
Increase in accounts receivable	(2,634,000)	(488,000)
Decrease (increase) in inventory	384,000	(1,403,000)
Increase in prepaid expenses	(79,000)	(217,000)
Increase in accounts receivable, related parties	(10,000)	(17,000)
Decrease in other assets	101,000	—
Increase in accounts payable and accrued expenses	923,000	1,104,000
Decrease in accrued payroll and related liabilities	(393,000)	(861,000)
Changes in assets and liabilities of discontinued operations	—	(7,000)
Net cash used in operating activities	(1,119,000)	(984,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(16,000)	(15,000)
Capital expenditures	(902,000)	(1,509,000)
Net cash used in investing activities	(918,000)	(1,524,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt	(174,000)	(78,000)
Proceeds from debt	—	567,000
Net borrowing on line-of-credit	2,038,000	2,000,000
Proceeds from stock issuance	14,000	—
Net cash provided by financing activities	1,878,000	2,489,000

Net decrease in cash and cash equivalents	(159,000)	(19,000)
Change in cumulative translation adjustment	3,000	16,000
Cash and cash equivalents, beginning of period	546,000	2,154,000
CASH and CASH EQUIVALENTS, END OF PERIOD	$390,000	$2,151,000

See accompanying notes to consolidated condensed financial statements.

Cuisine Solutions, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 22, 2007

NOTE 1 - DESCRIPTION OF OPERATIONS

The Company produces and markets premium, fully cooked, frozen and prepared foods to a variety of channels and geographic regions. The Company has manufacturing facilities in the U.S.A. and France and its products are sold primarily to the U.S.A. and European Union business customers in the Foodservice, On Board Services, Retail, Military and National Restaurant Chains channels.

NOTE 2 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes as reported in the Company’s 2007 Annual Report on Form 10-K as filed with the SEC on September 21, 2007.

In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed financial position, results of operations, and cash flow at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at June 30, 2007 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the twelve week period ended September 22, 2007 may not be indicative of the results that may be expected for the fiscal year ended June 28, 2008, or any other period within the fiscal year 2008.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after the adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Effective July 1, 2007, the Company adopted the provisions of FIN 48 and the effect of the adoption was not material.

NOTE 4 – TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable consisted of:

	September 22, 2007	June 30, 2007
Trade accounts receivable	$9,008,000	$6,237,000
Allowance for doubtful accounts	(394,000)	(373,000)
Trade accounts receivable, net	$8,614,000	$5,864,000

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

NOTE 5 – INVENTORY, NET

Inventory consisted of the following:

	September 22, 2007	June 30, 2007
Raw material	$4,388,000	$4,626,000
Frozen product & other finished goods	9,629,000	9,722,000
Packaging	1,076,000	989,000
	15,093,000	15,337,000
Less obsolescence reserve	(319,000)	(256,000)
	$14,774,000	$15,081,000

NOTE 6 – DEBT

Debt, at September 22, and June 30, 2007 was as follows:

		September 22, 2007 Principal
		Outstanding In Foreign	Interest	September 22, 2007 Principal	June 30, 2007 Principal
Description	Maturity	Currency	Rates	Outstanding	Outstanding
Term Loan	October 22, 2012	112,000	€5.7%	$157,000	$155,000
Term Loan	June 3, 2008	45,000	€3.3%	63,000	81,000
Term Loan	June 15, 2008	11,000	€4.0%	16,000	20,000
Term Loan	June 20, 2010	37,000	€3.8%	52,000	54,000
Term Loan	November 28, 2012	219,000	€2.8%	308,000	304,000
Term Loan	June 12, 2019	1,900,000	€3.6%	2,674,000	2,560,000
Term Loan	October 23, 2013	556,000	€3.8%	782,000	766,000
Line of Credit	June 2008	316,000	€5.2% - 5.5%	445,000	—
Term Loan	June 5, 2012		7.0%	1,648,000	1,718,000
Term Loan	October 5, 2010		7.3%	458,000	490,000
Term Loan	March 15, 2010		6.8%	109,000	118,000
Line of Credit	June 15, 2009		LIBOR+2.25%	3,416,000	1,811,000
Capital Lease	September 18, 2008		19.4%	5,000	6,000
Capital Lease	December 31, 2011		8.4%	27,000	28,000
			Total	$10,160,000	$8,111,000
			Less: current portion	4,637,000	2,588,000
			Non-current portion	$5,523,000	$5,523,000

From time to time, the Company enters into separate term loans to purchase new equipment and for improvement projects. As of September 22, 2007, the total principal balance of all these term loans was $6,267,000; among which $4,052,000 was denominated in Euros in the amount of 2,880,000€. These loans bear interest rates ranging from 2.8% to 7.3%, with maturity dates ranging from June 3, 2008 to June 12, 2019. The loans are typically secured by the equipment.

As of September 22, 2007, the total loan balance under capital leases was $32,000, bearing interest rates ranging from 8.4% to 19.4% with maturity dates ranging from September 18, 2008 to December 31, 2011.

NOTE 7 - INCOME TAXES

The Company’s effective tax rate of 36.4% for the three months ended September 22, 2007, increased 35.3% from 1.1% for the three months ended September 16, 2006. The increase in the effective rate resulted from the reversal of our tax valuation reserve in the third quarter of fiscal year 2007; however, the Company still retains its net operating loss carryforward of $13,970,000 for U.S. Federal and state income tax purposes and does not expect to pay any taxes in fiscal year 2008.  The Company has reclassed $1,919,000 of the Deferred Tax asset to current assets to more accurately reflect the distribution in accordance with GAAP.

NOTE 8 – STOCKHOLDERS’ EQUITY

Effective June 26, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective-transition method. Under that transition method, compensation cost recognized in the fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 25, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to June 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result, a non-cash charge of $31,000 and $71,000 were charged to compensation expense during the twelve week period ended September 22, 2007 and September 16, 2006, respectively. The Company allocated share-based compensation expense under SFAS 123(R) in the unaudited condensed consolidated statements of income as follows:

	Twelve weeks ended
	September 22, 2007	September 16, 2006
Cost of goods sold	$—	$9,000
Selling and marketing	—	21,000
General and administrative	31,000	41,000
	31,000	71,000
Income tax benefit	(12,000)	(27,000)
Total share-base compensation, net of tax benefits	$19,000	$44,000

The Company did not grant any stock options during the twelve week periods ended September 22, 2007 and September 16, 2006. Options exercised during the first quarter of fiscal year 2008 were 69,900 with an intrinsic value of $409,000 and no options were exercised during the first quarter of fiscal year 2007.

As of September 22, 2007 the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $141,000, which is expected to be recognized over a weighted average period of 1.38 years.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per common share are computed using the weighted-average number of shares outstanding during the period. Diluted earnings per common share are computed using the weighted-average number of shares outstanding during the period, plus the incremental shares outstanding assuming the exercise of diluted stock options. Anti-dilutive options of 15,000 were not included in the computation for the first quarter of fiscal year 2008 and there were no anti-dilutive shares or options during the first quarter of fiscal year 2007.

NOTE 10 – TRANSACTIONS WITH RELATED PARTIES

The Company’s 10% equity investment in Cuisine Solutions Chile for $375,000 is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile. During the first quarter of fiscal year 2008 and 2007, the Company purchased $1,185,000 and $827,000, respectively, of products from Cuisine Solutions Chile for resale in the U.S. and Europe. The balance owed by the Company to Cuisine Solutions Chile as of first quarter of fiscal year 2008 and 2007 were $751,000 and $804,000, respectively.

The Company’s line-of-credit with Branch Banking and Trust with a maximum borrowing amount of $6.0 million and a maturity date of June 15, 2010, is guaranteed by Food Investors Corporation (“FIC”), an affiliate of the Company, and secured by real estate owned by FIC. The Company has agreed to pay compensation for this guarantee from FIC of 1.5% on the maximum borrowing amount payable quarterly.

NOTE 11 – SUBSEQUENT EVENTS

During the Company’s Annual Meeting on October 25, 2007, the Company’s stockholders approved an increase in the number of authorized shares of capital stock from 20,000,000 to 40,000,000 and the issuance of two classes of stock to be designated, respectively, common stock and blank-check preferred stock of which 38,000,000 were designated common stock and 20,000,000 were designated blank-check preferred stock. In addition, the Company’s stockholders also approved the adoption of the Company’s 2007 Equity Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) a significant change of the Company’s relationship with its customers in channels where concentration of sales to a certain number of customers exists; (2) the impact on the Company’s profitability from the fluctuations in the availability and cost of raw materials; (3) the impact on the Company’s reported earnings from fluctuations in currency exchange rates, particularly the Euro; and (4) those factors listed under the caption “risk factors” of the Annual Report on Form 10-K as filed with the SEC on September 21, 2007. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

BUSINESS OVERVIEW

We produce and market premium, fully cooked, frozen and prepared foods to a variety of channels and geographic regions. We believe that we are recognized in the market place as having the highest quality frozen food product line in the world. Our motto is:  exceptional food - ultimate convenience.

Cuisine Solutions currently distributes products through the following sales channels:

•                  On Board Services: Airlines, railroad and cruise lines.

•                  Foodservice: Hotel banquets, convention centers, sport stadiums and other special events such as the Olympics.

•                  Retail: Supermarket in-store deli and premium frozen packaged foods.

•                  Military: Naval carriers, Army field feeding, and military dining halls and clubs.

•                  National Restaurant Chains: Casual dining multi-unit restaurants.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our accounting policies, which are in compliance with U.S. GAAP, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our 2007 Annual Report on Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to the policies during the fiscal quarter ended September 22, 2007.

RESULTS OF OPERATIONS

Comparison of the twelve weeks ended September 22, 2007 to the twelve weeks ended September 16, 2006

NET SALES

By Geographic Region	September 22, 2007	September 16, 2006	% change
USA Sales	$11,599,000	$9,796,000	18.4%
Europe Sales	5,833,000	4,393,000	32.8%
Rest of World Sales	48,000	17,000	182.4%
Net Sales	$17,480,000	$14,206,000	23.0%

	September 22, 2007	September 16, 2006	% change
Existing products	13,873,000	12,082,000	14.8%
New products	3,607,000	2,124,000	69.8%
Net Sales	$17,480,000	$14,206,000	23.0%

By Channel	September 22, 2007	September 16, 2006	% change
On Board Services	$5,611,000	$4,128,000	35.9%
Food Service	2,628,000	2,413,000	8.9%
Retail	3,843,000	3,055,000	25.8%
Military	3,932,000	3,833,000	2.6%
National Restaurant Chain	1,466,000	777,000	88.7%
Net Sales	$17,480,000	$14,206,000	23.0%

Net Sales of $17,480,000 for the first quarter of fiscal year 2008 increased $3,274,000, or 23.0%, over the first quarter of fiscal year 2007 sales of $14,206,000. We do not have any defined segments since all of our products are produced similarly despite the sales channel or area of distribution. Our new product sales increased significantly to $3,607,000 in the first quarter of fiscal year 2008 from the first quarter of fiscal year 2007 new product sales of $2,124,000, a 69.8% increase. These new product sales are defined as sales over the first year of introduction. For the first quarter fiscal year 2008 we had gains in all sales channels with National Restaurant Chains increasing 88.7% to $1,466,000 over the first quarter fiscal 2007 reflecting continued product acceptance in larger chain restaurants. On Board Services increased 35.9% to $5,611,000 for first quarter fiscal year 2008 from sales to additional new airlines and continued expansion in existing carriers. Retail increased 25.8% to $3,843,000 over first quarter fiscal year 2007 from increased consumer purchases. While we consider new products and channel information helpful to the reader we cannot forecast any particular trends for our sales as a result of such information. Our sales development cycle can run over one year in certain markets before recognizing a sale.

GROSS MARGIN

The gross margin decreased during the first quarter of fiscal year 2008 to 20.3%, compared to 22.0% in the prior year. This margin reduction was primarily attributable to higher raw materials costs, increased costs in raw materials due solely to a weak U.S. dollar, fuel surcharges, continued increases in facility expansion and increased costs associated with new product introductions. We have started to introduce price increases through all the channels but due to the cyclical nature of some products we will not fully implement the price increase program until the third quarter of fiscal year 2008.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased in the first quarter of fiscal year 2008 to $236,000 from the first quarter of fiscal year 2007 of $173,000, a 36.4% increase. Most of the research and development costs are incurred well before an actual sale and the cycle can last over one year in certain markets. The expense increase is primarily related to increased salaries from additional staff, offset partially by lower consulting fees.

SELLING AND MARKETING EXPENSES

Our sales and marketing teams are focused on customers primarily in the USA and Europe. Expenses for the first quarter of fiscal year 2008 increased $251,000 to $1,535,000, or 19.5%, over the first quarter of fiscal year 2007 expense of $1,284,000 (selling and marketing expenses represented 8.8% and 9.0% of revenue for first quarters of fiscal years 2008 and 2007, respectively). This increase was primarily related to increased salaries of $128,000 and costs associated with in-store demonstrations of $105,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first quarter of fiscal year 2008 increased $581,000 to $1,700,000, or 51.9%, over the first quarter of prior fiscal year 2007 expenses of $1,119,000 (general and administrative expenses represented 9.7% and 7.9% of revenue for the first quarters of fiscal 2008 and 2007, respectively). This increase was due to travel and consulting fees of $135,000 and $119,000, respectively, as well as additional staff and salary increases of $91,000, insurance increases of $56,000 and bad debt increase of $40,000.

NON-OPERATING INCOME AND EXPENSE

Non-operating expense increased to $65,000 in the first quarter of fiscal year 2008 from $63,000 in first quarter of fiscal year 2007, due primarily to the increase in interest expense of $10,000 relating to the increased outstanding borrowings in the U.S. and France.

INCOME BEFORE INCOME TAXES

Income before income taxes in the first quarter of fiscal year 2008 of $11,000 decreased substantially from the first quarter fiscal year 2007 of $531,000, or 97.9%. This decrease was primarily related to lower gross margin percentages principally from higher raw material costs resulting in approximately a $350,000 decrease in potential margins as well as higher selling and marketing, general administrative and research and development expenses.

INCOME TAXES

We recorded a provision for income taxes of $4,000 and $6,000 for the first quarter of fiscal years 2008 and 2007, respectively. Our effective income tax rate for the first quarter of fiscal year 2008 was computed to be 36.4% as compared to 1.1% for the first quarter of fiscal year 2007 which was based on minimum tax payments.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  This Statement addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted FIN 48 on July 1, 2007 and the effect of applying the provisions of this interpretation was not material.

NET INCOME

Net income decreased $518,000 to $7,000 for the first quarter fiscal year 2008 from $525,000 in first quarter of fiscal year 2007. The primary reason for the decrease was lower gross margin and increases in all research, selling and marketing, and general administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the first quarters of fiscal years 2008 and 2007 were as follows:

	September 22,	September 16,
	2007	2006
Liquidity Ratios
Current ratio	1.7	1.7
Receivables turnover	2.4	2.7
Days sales in receivables	41.3	34.9
Inventory turnover	1.1	1.2
Days sales in inventory	89.1	81.9
Leverage Ratio
Long-term debt to equity	25.4%	30.2%
Operating Ratios
Return on investment	0%	3.8%
Return on assets	0%	1.7%

Cash, cash equivalents, and short-term marketable securities were $390,000 at the end of the first quarter fiscal year 2008 compared to $546,000 at the end of fiscal year 2007.

During the first quarter of fiscal year 2008, cash used by operating activities was $1,119,000, compared to $984,000 in the first quarter of fiscal year 2007. The decrease in cash by operating activities was primarily due to changes in working capital items: increases in accounts receivable of $2,634,000 were only slightly offset by increases in accounts payable and accrued expenses of $530,000.

Cash used in investing activities was $918,000 in the first quarter of fiscal year 2008, compared to $1,524,000 in the first quarter of fiscal year 2007. The decrease was due primarily to final expansion activities at the USA facility. Projected capital expenditures for fiscal year 2008 are estimated to be between $5,000,000 and $7,000,000.

Cash provided by financing activities was $1,878,000 in the first quarter of fiscal year 2008, compared to $2,489,000 in the first quarter of fiscal year 2007. The Company’s new line of credit now sweeps automatically and debt proceeds are not individual transactions as in the past.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our significant contractual obligations as of September 22, 2007 were for debt, asset retirement obligation, and capital and operating leases. Debt by year of maturity and future rental payments under operating lease agreements as of June 30, 2007, are presented below and there were no material changes during the first quarter of fiscal year 2008. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

		Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	4 - 5 years	5 years
Debt payable – current	$2,578,000	$2,578,000	$—	$—	$—
Debt payable – long term	5,499,000	—	1,717,000	1,582,000	2,200,000
Capital leases	34,000	10,000	13,000	11,000	—
Operating leases	5,020,000	795,000	1,209,000	1,143,000	1,873,000
Interest	1,003,000	181,000	287,000	194,000	341,000
Total	$14,134,000	$3,564,000	$3,226,000	$2,930,000	$4,414,000

Assuming that there are no significant changes to our business plan, management also anticipates generating positive cash flow from operations during fiscal year 2008. Management believes that the combination of cash on hand, cash flows from operations and available credit facilities will provide sufficient liquidity to meet our ongoing cash requirements for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.

Interest Rate Exposure.  Based on our overall interest rate exposure during the first quarter of fiscal year 2008 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.

Foreign Currency Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders’ equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the first quarter of fiscal year 2008, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $8,000.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 22, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CUISINE SOLUTIONS, INC.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the year ended June 30, 2007 as filed with the SEC on September 21, 2007.

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

CUISINE SOLUTIONS, INC.

Date:	November 2, 2007	By:	/s/Stanislas Vilgrain
Stanislas Vilgrain
Chief Executive Officer

		By:	/s/Ronald Zilkowski
Ronald Zilkowski
Chief Financial Officer, Treasurer and
Corporate Secretary