Form 10-Q
period 2007-12-15
CUISINE SOLUTIONS INC
filed 2008-01-24
CIK 737602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 15, 2007

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to_____

CUISINE SOLUTIONS, INC.
(Exact name of registrant as specified in charter)

DELAWARE	1-32439	52-0948383
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

85 S. Bragg Street, Suite 600, Alexandria, VA 22312
(Address of principal executive offices)

(703) 270-2900
(Registrant’s Telephone Number, including Area Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of January 23, 2008 was 16,693,091.

PART I:   FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (unaudited)

CUISINE SOLUTIONS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	December 15,	June 30,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$593,000	$546,000
Trade accounts receivable, net	9,444,000	5,864,000
Inventory, net	13,248,000	15,081,000
Prepaid expenses	641,000	521,000
Accounts receivable, related parties	45,000	57,000
Deferred tax assets	1,806,000	—
Other current assets	601,000	638,000
TOTAL CURRENT ASSETS	26,378,000	22,707,000
Fixed assets, net	13,612,000	12,520,000
Deferred tax assets, net	5,152,000	7,069,000
Investments, non-current	375,000	375,000
Restricted cash	97,000	66,000
Other assets	71,000	83,000
TOTAL ASSETS	$45,685,000	$42,820,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,587,000	$6,999,000
Line-of-credit	2,058,000	1,811,000
Accrued payroll and related liabilities	1,748,000	2,486,000
Current portion of long-term debt	926,000	777,000
TOTAL CURRENT LIABILITIES	14,319,000	12,073,000
Long-term debt, less current portion	5,425,000	5,523,000
Asset retirement obligation	499,000	499,000
Deferred rent	132,000	100,000
TOTAL LIABILITIES	20,375,000	18,195,000
Commitments and contingencies
Stockholders' equity
Preferred Stock - $.01 par value, 2,000,000 shares authorized, none issued	__	__
Common Stock - $.01 par value, 38,000,000 shares authorized, 16,693,091 and 16,623,191 shares
issued and outstanding at December 15, 2007 and June 30, 2007	167,000	166,000
Additional paid-in capital	27,992,000	27,934,000
Accumulated deficit	(4,351,000)	(4,583,000)
Accumulated other comprehensive income
Cumulative translation adjustment	1,502,000	1,108,000
TOTAL STOCKHOLDERS' EQUITY	25,310,000	24,625,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,685,000	$42,820,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	December 15, 2007	December 9, 2006	December 15, 2007	December 9, 2006

Net sales	$23,738,000	$23,248,000	$41,218,000	$37,454,000
Cost of goods sold	18,934,000	17,466,000	32,867,000	28,502,000
Gross margin	4,804,000	5,782,000	8,351,000	8,952,000
Research and development	263,000	184,000	499,000	357,000
Selling and marketing	2,314,000	2,405,000	3,849,000	3,689,000
General and administrative	1,775,000	1,501,000	3,475,000	2,620,000
Income before non-operating expense and income taxes	452,000	1,692,000	528,000	2,286,000
Non-operating income (expense)
Interest expense	(101,000)	(68,000)	(182,000)	(139,000)
Other income, net	27,000	8,000	43,000	16,000
Total non-operating expense	(74,000)	(60,000)	(139,000)	(123,000)
Income before income tax	378,000	1,632,000	389,000	2,163,000
Provision for income tax expense	(153,000)	(4,000)	(157,000)	(10,000)
NET INCOME	$225,000	$1,628,000	$232,000	$2,153,000
Per common share data
Basic earnings:
Net income	$0.01	$0.10	$0.01	$0.13
Diluted earnings:
Net income	$0.01	$0.09	$0.01	$0.12
Weighted average shares outstanding-basic	16,693,091	16,439,191	16,678,523	16,439,191
Common stock equivalents	1,719,076	1,664,453	1,747,497	1,647,271
Weighted average shares outstanding-diluted	18,412,167	18,103,644	18,426,020	18,086,462

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Cumulative Translation Adjustment	Total Stockholders’ Equity
Balance, June 24, 2006	$165,000	$27,516,000	$(15,127,000)	$701,000	$13,255,000
Exercise of common stock options	—	—	—	—	—
Stock-based compensation	—	141,000	—	—	141,000
Twenty-four weeks 2007 net income	—	—	2,153,000	—	2,153,000
Other Comprehensive Income
Translation adjustment	—	—	—	265,000	265,000
Total Comprehensive income					2,418,000
Balance, December 9, 2006	$165,000	$27,657,000	$(12,974,000)	$966,000	$15,814,000

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Cumulative Translation Adjustment	Total Stockholders' Equity
Balance, June 30, 2007	$166,000	$27,934,000	$(4,583,000)	$1,108,000	$24,625,000
Exercise of common stock options	1,000	13,000	—	—	14,000
Stock-based compensation	—	45,000	—	—	45,000
Twenty-four weeks 2008 net income	—	—	232,000	—	232,000
Other Comprehensive Income
Translation adjustment	—	—	—	394,000	394,000
Total Comprehensive income					626,000
Balance, December 15, 2007	$167,000	$27,992,000	$(4,351,000)	$1,502,000	$25,310,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year to date Twenty-four weeks ended
	December 15, 2007	December 9, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$232,000	$2,153,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	889,000	608,000
Allowance for doubtful accounts	18,000	(92,000)
Inventory obsolescence reserve	13,000	142,000
Change in deferred tax assets	113,000	—
Stock-based compensation	45,000	141,000
Changes in assets and liabilities, net of effects of non-cash transactions:
Increase in accounts receivable	(3,338,000)	(2,026,000)
Decrease (increase) in inventory	2,194,000	(684,000)
Increase in prepaid expenses	(110,000)	(308,000)
Decrease (increase) in accounts receivable, related parties	12,000	(12,000)
Decrease in other assets	88,000	230,000
Increase in accounts payable and accrued expenses	2,263,000	3,589,000
Decrease in accrued payroll and related liabilities	(831,000)	(574,000)
Changes in assets and liabilities of discontinued operations	—	(3,000)
Net cash provided by operating activities	1,588,000	3,164,000
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(32,000)	(30,000)
Capital expenditures	(1,530,000)	(2,236,000)
Net cash used in investing activities	(1,562,000)	(2,266,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt	(406,000)	(159,000)
Proceeds from debt	141,000	992,000
Net borrowing (repayment) on line-of-credit	214,000	(840,000)
Proceeds from stock issuance	14,000	—
Net cash used in financing activities	(37,000)	(7,000)
Net (decrease) increase in cash and cash equivalents	(11,000)	891,000
Change in cumulative translation adjustment	58,000	22,000
Cash and cash equivalents, beginning of period	546,000	2,154,000
CASH and CASH EQUIVALENTS, END OF PERIOD	$593,000	$3,067,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 15, 2007

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

NOTE 2 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed financial position, results of operations, and cash flow at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at June 30, 2007 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the twenty-four week period ended December 15, 2007 may not be indicative of the results that may be expected for the fiscal year ended June 28, 2008, or any other period within the fiscal year 2008.

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

NOTE 4 - TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable consisted of:

	December 15, 2007	June 30, 2007
Trade accounts receivable	$9,848,000	$6,237,000
Allowance for doubtful accounts	(404,000)	(373,000)
Trade accounts receivable, net	$9,444,000	$5,864,000

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

NOTE 5 - INVENTORY, NET

Inventory consisted of the following:

	December 15, 2007	June 30, 2007
Raw material	$4,339,000	$4,626,000
Frozen product & other finished goods	8,048,000	9,722,000
Packaging	1,133,000	989,000
	13,520,000	15,337,000
Less obsolescence reserve	(272,000)	(256,000)
	$13,248,000	$15,081,000

NOTE 6 - DEBT

Debt, at December 15, and June 30, 2007 was as follows:

Description	Maturity	December 15, 2007 Principal Outstanding In Foreign Currency	Interest Rates	December 15, 2007 Principal Outstanding	June 30, 2007 Principal Outstanding
Term Loan	22-Oct-12	107000€	5.70%	$156,000	$155,000
Term Loan	3-Jun-08	30000€	3.30%	44,000	81,000
Term Loan	15-Jun-08	9000€	4.00%	13,000	20,000
Term Loan	20-Jun-10	34000€	3.80%	50,000	54,000
Term Loan	28-Nov-12	209000€	2.80%	304,000	304,000
Term Loan	12-Jun-19	1872000€	3.60%	2,725,000	2,560,000
Term Loan	23-Oct-13	537000€	3.80%	782,000	766,000
Term Loan	Mar-15	100000€	4.30%	146,000	—
Line of Credit	Jun-08	665000€	5.2% - 5.5%	968,000	—
Term Loan	5-Jun-12		7.00%	1,574,000	1,718,000
Term Loan	5-Oct-10		7.30%	426,000	490,000
Term Loan	15-Mar-10		6.80%	102,000	118,000
Line of Credit	15-Jun-09		LIBOR+2.25%	1,090,000	1,811,000
Capital Lease	18-Sep-08		19.40%	4,000	6,000
Capital Lease	31-Dec-11		8.40%	25,000	28,000
			Total	$8,409,000	$8,111,000
		Less: current portion		2,984,000	2,588,000
		Non-current portion		$5,425,000	$5,523,000

From time to time, the Company enters into separate term loans to purchase new equipment and for improvement projects.  As of December 15, 2007, the total principal balance of all these term loans was $6,322,000; of which $4,220,000 was denominated in Euros in the amount of 2,898,000€. These loans bear interest rates ranging from 2.8% to 7.3%, with maturity dates ranging from June 3, 2008 to June 12, 2019.  The loans are typically secured by the equipment.

As of December 15, 2007, the total loan balance under capital leases was $29,000; bearing interest rates ranging from 8.4% to 19.4% with maturity dates ranging from September 18, 2008 to December 31, 2011.

NOTE 7 - INCOME TAXES

The Company’s effective tax rate of 40.2% for the twenty-four weeks ended December 15, 2007 increased 39.7% from 0.5% for the twenty-four weeks ended December 9, 2006. The increase in the effective rate resulted from the reversal of our tax valuation reserve in the third quarter of fiscal year 2007; however, the Company still retains its net operating loss carryforward of $13,970,000 at June 30, 2007 for U.S. Federal and state income tax purposes and does not expect to pay any taxes in fiscal year 2008.

NOTE 8 - STOCKHOLDERS’ EQUITY

Effective June 26, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective-transition method. Under that transition method, compensation cost recognized in the fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 25, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to June 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result, a non-cash charge of $45,000 and $141,000 were charged to compensation expense during the twenty-four week period ended December 15, 2007 and December 9, 2006, respectively. The Company allocated share-based compensation expense under SFAS 123(R) in the unaudited condensed consolidated statements of income as follows:

	Twenty-four weeks ended
	December 15, 2007	December 9, 2006
Cost of goods sold	$—	$17,000
Selling and marketing	—	41,000
General and administrative	45,000	83,000
	45,000	141,000
Income tax benefit	(17,000)	(53,000)
Total share-base compensation, net of tax benefits	$28,000	$88,000

During the twenty-four week periods ended December 15, 2007 and December 9, 2006, the Company granted zero and 12,401 stock options, respectively.  Options exercised during the first two quarters of fiscal year 2008 were 69,900, with an intrinsic value of $409,000 and no options were exercised during the first two quarters of fiscal year 2007.

As of December 15, 2007, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $126,000, which is expected to be recognized over a weighted average period of 1.25 years.

NOTE 9 - EARNINGS PER SHARE

Basic earnings per common share are computed using the weighted-average number of shares outstanding during the period. Diluted earnings per common share are computed using the weighted-average number of shares outstanding during the period, plus the incremental shares outstanding assuming the exercise of diluted stock options. Anti-dilutive options of 15,000 were not included in the computation for the first two quarters of fiscal year 2008 and there were no anti-dilutive shares or options during the first two quarters of fiscal year 2007.

NOTE 10 - TRANSACTIONS WITH RELATED PARTIES

The Company’s 10% equity investment in Cuisine Solutions Chile for $375,000 is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile.  During the first two quarters of fiscal year 2008 and 2007, the Company purchased $2,016,000 and $2,186,000, respectively, of products from Cuisine Solutions Chile for resale in the U.S. and Europe. The balance owed by the Company to Cuisine Solutions Chile as of the second quarter of fiscal year 2008 and 2007 were $364,000 and $489,000, respectively, and recorded to accounts payable.

The Company’s line-of-credit with Branch Banking and Trust Company (“BB&T”), with a maximum borrowing amount of $6.0 million and a maturity date of June 15, 2010, is guaranteed by Food Investors Corporation (“FIC”), an affiliate of the Company, and secured by real estate owned by FIC. The Company has agreed to pay compensation for this guarantee from FIC of 1.5%, or $90,000, per year payable quarterly.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) a significant change of the Company’s relationship with its customers in channels where concentration of sales to a certain number of customers exists; (2) the impact on the Company’s profitability from the fluctuations in the availability and cost of raw materials; (3) the impact on the Company’s reported earnings from fluctuations in currency exchange rates, particularly the Euro; and (4) those factors listed under the caption “risk factors” of this Report and the Annual Report on Form 10-K as filed with the SEC on September 21, 2007. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

•

National Restaurant Chains: Casual dining multi-unit restaurants.

We utilize the “sous vide” technology and methods, which means that the products are vacuum sealed and then slowly cooked in water at very low temperatures. The sous vide technology involves knowing the precise time and temperature that food changes molecular structure during cooking. This enables us to cook the food for optimum taste, color, and texture while also pasteurizing.  Since the products are immediately flash-frozen, there is no need for preservatives in the product and most of our products have a guaranteed 18 month shelf life.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our accounting policies, which are in compliance with U.S. GAAP, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our 2007 Annual Report on Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application.  There have been no material changes to the policies during the fiscal quarter ended December 15, 2007.

RESULTS OF OPERATIONS

Comparison of the twelve weeks ended December 15, 2007 to the twelve weeks ended December 9, 2006

NET SALES

By Geographic Region	December 15, 2007	December 9, 2006	% change
U.S. Sales	$15,692,000	$16,510,000	-5.0%
Europe Sales	7,766,000	6,701,000	15.9%
Rest of World Sales	280,000	37,000	656.8%
Net Sales	$23,738,000	$23,248,000	2.1%

	December 15, 2007	December 9, 2006	% change
Existing products	$19,732,000	$18,668,000	5.7%
New products	4,006,000	4,580,000	-12.5%
Net Sales	$23,738,000	$23,248,000	2.1%

By Channel	December 15, 2007	December 9, 2006	% change
On Board Services	$6,358,000	$4,634,000	37.2%
Food Service	3,999,000	3,681,000	8.6%
Retail	8,069,000	9,434,000	(14.5%)
Military	3,087,000	4,666,000	(33.8%)
National Restaurant Chain	2,225,000	833,000	167.1%
Net Sales	$23,738,000	$23,248,000	2.1%

Net Sales of $23,738,000 for the second quarter of fiscal year 2008 increased $490,000, or 2.1%, over the second quarter of fiscal year 2007 sales of $23,248,000.  We do not have any defined segments since all of our products are produced similarly despite the sales channel or area of distribution.  Our new product sales were $4,006,000 in the second quarter of fiscal year 2008, a $574,000, or 12.5%, decrease from the second quarter of fiscal year 2007 new product sales of $4,580,000.  These new product sales are defined as sales during the first year of introduction.  For the second quarter of fiscal year 2008 we had gains in three of our five sales channels with National Restaurant Chains sales increasing 167.1% to $2,225,000 over the second quarter of fiscal 2007, reflecting continued product acceptance in larger chain restaurants.  On Board Services sales increased 37.2% to $6,358,000 for the second quarter of fiscal year 2008 from sales to additional new airlines and continued expansion in existing carriers. Food Service sales increased 8.6%, to $3,999,000, over the second quarter of fiscal year 2007 from increased hotel banqueting.  Military sales decreased by 33.8%, to $3,087,000, due primarily to the restructuring of the CONOPS menu in Iraq, which resulted in a decrease in the frequency in which our approved items were served.  A further reason for the decrease has been political pressure to cut costs associated with the war, which has resulted in a decreased basic daily food allowance (“BDFA”), and resulting decreased sales by the prime contractors to whom we sell our products.  At this time we are unable to determine if sales in the military channel will return to normal growth in the near future, if at all, or if sales will continue to decline.  Retail sales decreased 14.5% to $8,069,000, primarily due to reduced promotions for our products in Costco.  While we consider new products and channel information helpful to the reader we cannot forecast any particular trends for our sales as a result of such information.  Our sales development cycle can run over one year in certain markets before recognizing a sale.

GROSS MARGIN

The gross margin decreased during the second quarter of fiscal year 2008 to 20.2%, compared to 24.9% in the prior year. This margin reduction was primarily attributable to higher raw materials costs, fuel surcharges, continued increases in facility expansion and increased costs associated with new product introductions. We have started to introduce price increases through all the sales channels but due to the cyclical nature of some products the price increase program will not be fully implemented until the end of the third quarter of fiscal year 2008. In addition, our France plant incurred some operational expense increases as compared to the prior year period. We are working closely with local management to find improvements.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased in the second quarter of fiscal year 2008 to $263,000 from the second quarter of fiscal year 2007 of $184,000, a 42.9% increase.  Most of the research and development costs are incurred well before an actual sale and the cycle can last over one year in certain markets.  The expense increase is primarily related to increased salaries for additional staff.

SELLING AND MARKETING EXPENSES

Our selling and marketing teams are focused on customers primarily in the U.S. and Europe.  Expenses for the second quarter of fiscal year 2008 decreased $91,000 to $2,314,000, or 3.8%, from the second quarter of fiscal year 2007 expenses of $2,405,000 (selling and marketing expenses represented 9.7% and 10.3% of revenue for the second quarters of fiscal years 2008 and 2007, respectively).  This decrease was primarily related to decreased in store demonstration costs of $210,000, reclassification of certain costs to general and administrative expenses of $68,000 and decreased salaries of $52,000, partially offset by increased broker fees of $124,000 and promotional expenses related to the rugby world cup of $156,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the second quarter of fiscal year 2008 increased $274,000 to $1,775,000, or 18.3%, over the second quarter of the prior fiscal year 2007 expenses of $1,501,000 (general and administrative expenses represented 7.5% and 6.5% of revenue for the second quarters of fiscal 2008 and 2007, respectively).  This increase was primarily due to additional staff and salary increases of $62,000, insurance increases of $54,000 and reclassification of certain costs from selling and marketing expenses of $68,000.

NON-OPERATING INCOME AND EXPENSE

Non-operating expenses increased to $74,000 in the second quarter of fiscal year 2008 from $60,000 in the second quarter of fiscal year 2007, due primarily to the increase in interest expense of $33,000 relating to the increased outstanding borrowings in the U.S. and France.

INCOME BEFORE INCOME TAXES

Income before income taxes in the second quarter of fiscal year 2008 of $378,000 decreased substantially from the second quarter fiscal year 2007 of $1,632,000, or 76.8%.  This decrease was primarily related to lower gross margin percentages, principally from higher raw material costs resulting in approximately a $1,116,000 decrease in margins as well as higher general and administrative and research and development expenses.

INCOME TAXES

We recorded a provision for income taxes of $153,000 and $4,000 for the second quarter of fiscal years 2008 and 2007, respectively. Our effective income tax rate for the second quarter of fiscal year 2008 was computed to be 40.5% as compared to .25% for the second quarter of fiscal year 2007, which was based on minimum tax payments and a full valuation allowance on our net deferred tax assets.

NET INCOME

Net income decreased $1,403,000 to $225,000 for the second quarter of fiscal year 2008 from $1,628,000 in the second quarter of fiscal year 2007.  The primary reason for the decrease was lower gross margin and higher general and administrative, research and development expenses, and provision for income taxes.

Comparison of the twenty-four weeks ended December 15, 2007 to the twenty-four weeks ended December 9, 2006

NET SALES

By Geographic Region	December 15, 2007	December 9, 2006	% change
U.S. Sales	$27,291,000	$26,306,000	3.7%
Europe Sales	13,599,000	11,094,000	22.6%
Rest of World Sales	328,000	54,000	507.4%
Net Sales	$41,218,000	$37,454,000	10.0%

	December 15, 2007	December 9, 2006	% change
Existing products	$33,605,000	$30,750,000	9.3%
New products	7,613,000	6,704,000	13.6%
Net Sales	$41,218,000	$37,454,000	10.0%

By Channel	December 15, 2007	December 9, 2006	% change
On Board Services	$11,969,000	$8,762,000	36.6%
Food Service	6,627,000	6,094,000	8.7%
Retail	11,912,000	12,489,000	(4.6%)
Military	7,019,000	8,499,000	(17.4%)
National Restaurant Chain	3,691,000	1,610,000	129.3%
Net Sales	$41,218,000	$37,454,000	10.0%

Net Sales of $41,218,000 for the first two quarters of fiscal year 2008 increased $3,764,000, or 10.0%, over the first two quarters of fiscal year 2007 sales of $37,454,000.  We do not have any defined segments since all of our products are produced similarly despite the sales channel or area of distribution.  Our new product sales increased to $7,613,000 in the first two quarters of fiscal year 2008 from the first two quarters of fiscal year 2007 new product sales of $6,704,000, a 13.6% increase.  These new product sales are defined as sales during the first year of introduction.  For the first two quarters of fiscal year 2008 we had gains in three channels.  National Restaurant Chains sales increased 129.3% to $3,691,000 over the first two quarters of fiscal 2007, reflecting continued product acceptance in larger chain restaurants.  On Board Services sales increased 36.6% to $11,969,000 for the first two quarters of fiscal year 2008 from sales to additional new airlines and continued expansion in existing carriers.  Food Service sales increased 8.7% to $6,627,000 over the first two quarters of fiscal year 2007 from increased hotel banqueting purchases. Military sales decreased 17.4% to $7,019,000, due primarily to the restructuring of the CONOPS menu in Iraq, which resulted in a decrease in the frequency in which our approved items were served.  A further reason for the decrease has been political pressure to cut costs associated with the war, which has resulted in a decreased BDFA and resulting decreased sales by the prime contractors to whom we sell our products.  At this time we are unable to determine if sales in the military channel will return to normal growth in the near future, if at all, or if sales will continue to decline.  Retail sales decreased 4.6% to $11,912,000, primarily due to reduced promotions for our products in Costco.  While we consider new products and channel information helpful to the reader we cannot forecast any particular trends for our sales as a result of such information.  Our sales development cycle can run over one year in certain markets before recognizing a sale.

GROSS MARGIN

The gross margin decreased during the first two quarters of fiscal year 2008 to 20.3%, compared to 23.9% in the prior year. This margin reduction was primarily attributable to higher raw materials costs, fuel surcharges, continued increases in facility expansion and increased costs associated with new product introductions. We have started to introduce price increases through all the sales channels but due to the cyclical nature of some products the price increase program will not be fully implemented until the end of the third quarter of fiscal year 2008. In addition, our France plant incurred some operational expense increases as compared to the prior year period. We are working closely with local management to find improvements.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased in the first two quarters of fiscal year 2008 to $499,000 from the first two quarters of fiscal year 2007 expenses of $357,000, a 39.8% increase.  Most of the research and development costs are incurred well before an actual sale and the cycle can last over one year in certain markets.  The expense increase is primarily related to increased salaries for additional staff.

SELLING AND MARKETING EXPENSES

Our selling and marketing teams are focused on customers primarily in the U.S. and Europe.  Expenses for the first two quarters of fiscal year 2008 increased $160,000 to $3,849,000, or 4.3%, over the first two quarters of fiscal year 2007 expenses of $3,689,000 (selling and marketing expenses represented 9.3% and 9.8% of revenue for the first two quarters of fiscal years 2008 and 2007, respectively).  This increase was primarily related to increased promotional expenses related to the rugby world cup of $201,000, salaries of $88,000, consulting expenses of $69,000, reclassification of certain costs to general and administrative expenses of $68,000 and travel expenses of $52,000, partially offset by a reduction in costs associated with in-store demonstrations of $126,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first two quarters of fiscal year 2008 increased $855,000 to $3,475,000, or 24.6%, over the first two quarters of prior fiscal year 2007 expenses of $2,620,000 (general and administrative expenses represented 8.4% and 7.0% of revenue for the first two quarters of fiscal 2008 and 2007, respectively).  This increase was primarily due to salaries and benefits from additional staff and salary expenses of $286,000, public company expenses of $83,000, reclassification of certain costs to selling and marketing expenses of $68,000, financing charges of $65,000, supplies expenses of $65,000, travel and entertainment expenses of $62,000, rent expenses of $52,000 and broker fees $48,000.

NON-OPERATING INCOME AND EXPENSE

Non-operating expense increased to $139,000 in the first two quarters of fiscal year 2008 from $123,000 in the first two quarters of fiscal year 2007, due primarily to the increase in interest expense of $43,000 relating to the increased outstanding borrowings in the U.S. and France.

INCOME BEFORE INCOME TAXES

Income before income taxes in the first two quarters of fiscal year 2008 of $389,000 decreased substantially from the first two quarters of fiscal year 2007 of $2,163,000, or 82.0%.  This decrease was primarily related to lower gross margin percentages, principally from higher raw material costs resulting in approximately a $1,525,000 decrease in margins as well as higher general and administrative, selling and marketing and research and development expenses.

INCOME TAXES

We recorded a provision for income taxes of $157,000 and $10,000 for the first two quarters of fiscal years 2008 and 2007, respectively. Our effective income tax rate for the first two quarters of fiscal year 2008 was computed to be 40.4% as compared to 0.5% for the first two quarters of fiscal year 2007, which was based on minimum tax payments and a full valuation allowance on our deferred tax assets.

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

NET INCOME

Net income decreased $1,921,000 to $232,000 for the first two quarters fiscal year 2008 from $2,153,000 in the first two quarters of fiscal year 2007.  The primary reason for the decrease was lower gross margin and increases in research and development, sales and marketing, general and administrative expenses and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios for the twenty-four weeks ended December 15, 2007 and December 9, 2006 were as follows:

	December 15,	December 9,
	2007	2006
Liquidity Ratios
Current ratio	1.73	1.48
Receivables turnover	9.6	11.1
Days sales in receivables	38.5	34.6
Inventory turnover	5.6	6.6
Days sales in inventory	67.7	60.1
Leverage Ratio
Long-term debt to equity	25.1%	30.9%
Operating Ratios
Return on investment	2.1%	14.5%
Return on assets	1.2%	7.0%

Cash, cash equivalents, and short-term marketable securities were $593,000 at the end of the second quarter of fiscal year 2008 compared to $546,000 at the end of fiscal year 2007.

During the first two quarters of fiscal year 2008, cash generated by operating activities was $1,588,000, compared to $3,164,000 in the first two quarters of fiscal year 2007. The increase in cash generated by operating activities was primarily due to changes in working capital: decreases in inventory of $2,194,000 and increases in accounts payable and accrued expenses of $2,263,000 were partially offset by increases in accounts receivable of $3,338,000.

Cash used in investing activities was $1,562,000 in the first two quarters of fiscal year 2008, compared to $2,266,000 in the first two quarters of fiscal year 2007. The decrease was due primarily to the completion of expansion activities at the U.S. facility. Projected capital expenditures for fiscal year 2008 are estimated to be between $3,000,000 and $5,000,000.

Cash used in financing activities was $37,000 in the first two quarters of fiscal year 2008, compared to $7,000 in the first two quarters of fiscal year 2007.  Our line of credit now sweeps automatically and debt proceeds are not individual transactions as in the past.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our significant contractual obligations as of December 15, 2007 were for debt, asset retirement obligations, and capital and operating leases. Debt by year of maturity and future rental payments under operating lease agreements as of December 15, 2007 are presented below and there were no material changes during the first two quarters of fiscal year 2008.  We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt payable – current	$2,975,000	$2,975,000	$—	$—	$—
Debt payable – long term	5,405,000	—	1,993,000	1,421,000	1,991,000
Capital leases	29,000	9,000	12,000	8,000	—
Operating leases	4,538,000	809,000	1,301,000	1,166,000	1,262,000
Interest	887,000	228,000	326,000	157,000	176,000
Total	$13,834,000	$4,021,000	$3,632,000	$2,752,000	$3,429,000

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

Interest Rate Exposure.  Based on our overall interest rate exposure during the first two quarters of fiscal year 2008 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.

Foreign Currency Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the first two quarters of fiscal year 2008, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $9,000.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 15, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CUISINE SOLUTIONS, INC.

PART II: OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

Neither we, nor our subsidiary are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.

ITEM 1A.

RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed by us with the Securities and Exchange Commission (the “SEC”) on September 21, 2007. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Moreover, because we sell to the government indirectly through a number of prime contractors, if governmental investigations or audits uncover improper or illegal activities by a prime contractor to whom we sell our products, or if the Military sales to a prime contractor are discontinued or decreased, then our revenue and results of operations may be negatively impacted.   We are aware that one prime contractor through which we sell our products is the subject of a governmental investigation.  To date, we have not been adversely impacted as a result of the investigation; however, this or other similar investigations or audits may have a material adverse effect on our revenues and results of operations in the future.

Force majeure events, such as terrorist attacks, other acts of violence or war, political instability and health epidemics may adversely affect us.

Terrorist attacks, war, and political instability, along with health epidemics, may disrupt our ability to generate revenues.  These events may negatively affect our ability to maintain sales revenue and to develop new business relationships.  For example, one reason for the decrease in our Military sales during the second quarter of fiscal 2008 has been U.S. political pressure to cut costs associated with the war in the Middle East, which resulted in a decreased basic daily food allowance (“BDFA”) and, consequently, decreased sales by the prime contractors to whom we sell our products.

Moreover, because a significant and growing part of our revenues is derived from sales to customers outside of the United States, terrorist attacks, war and international political instability anywhere may decrease international demand for our products and inhibit customer development opportunities abroad, disrupt our supply chain, or impair our ability to deliver our products, which could materially adversely affect our net revenues or results of operations.

Any of these events may also disrupt global financial markets and precipitate a decline in the price of our common stock.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 25, 2007, the Company held its 2007 Annual Meeting of Stockholders. At the meeting, the Company’s stockholders voted on, and approved, the following matters:

1.

The election of the following directors to serve until the Company’s 2008 Annual Meeting of Stockholders:

Nominee	Shares voted for	Authority withheld
Jean-Louis Vilgrain	11,697,229	835,435
Stanislas Vilgrain	11,697,029	835,635
Charles C. McGettigan	12,178,662	354,002
Sebastien Vilgrain	11,697,779	834,885
Robert van Roijen	12,178,412	354,252
Hugues Prince	11,697,729	834,935
John D. Firestone	12,178,962	353,702
Robert N. Herman	12,178,762	353,902

2.

Proposal to approve the Company’s 2007 Equity Incentive Plan:

Shares voted for	Shares voted against	Shares abstained
11,559,527	968,238	4,899

3a.

Proposal to approve the proposed amendment to the Company’s restated certificate of incorporation to increase the authorized number of shares of capital stock from 20,000,000 to 40,000,000 shares:

Shares voted for	Shares voted against	Shares abstained
11,414,739	1,111,126	6,799

3b.

Proposal to approve the proposed amendment to the Company’s restated certificate of incorporation to authorize the issuance of two classes of stock to be designated, respectively, common stock and preferred stock, of which 38,000,000 shall be designated common stock and 2,000,000 shall be designated blank-check preferred stock:

Shares voted for	Shares voted against	Shares abstained
11,346,529	1,123,177	62,958

3c.

Proposal to approve the proposed amendment to the Company’s restated certificate of incorporation to restate the Company’s business purpose:

Shares voted for	Shares voted against	Shares abstained
12,216,651	30,909	285,104

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6.

EXHIBITS

See the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.

January 24, 2008	By:	/s/ Ronald Zilkowski
Ronald Zilkowski
Chief Financial Officer, Treasurer and
Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 31, 2007.

3.2	By-laws, incorporated by reference to Exhibit 3-B of the Registrant’s Form 10-K/A for the year ended June 27, 1992, filed on April 2, 1993.

3.3	First Amendment to By-laws incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K/A, filed on January 23, 2008.

10.1	Cuisine Solutions, Inc. 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 31, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________