Form 10-Q
period 2008-04-05
CUISINE SOLUTIONS INC
filed 2008-05-15
CIK 737602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 5, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 14, 2008 was 17,185,591

PART I:   FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (unaudited)

CUISINE SOLUTIONS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	April 5,	June 30,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$209,000	$546,000
Trade accounts receivable, net	8,144,000	5,864,000
Inventory, net	13,357,000	15,081,000
Prepaid expenses	656,000	521,000
Accounts receivable, related parties	12,000	57,000
Deferred tax assets, current portion	605,000	—
Other current assets	525,000	638,000
TOTAL CURRENT ASSETS	23,508,000	22,707,000
Fixed assets, net	14,013,000	12,520,000
Deferred tax assets, net	6,740,000	7,069,000
Investments, non-current	375,000	375,000
Restricted cash	118,000	66,000
Other assets	94,000	83,000
TOTAL ASSETS	$44,848,000	$42,820,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,809,000	$6,999,000
Line-of-credit	2,079,000	1,811,000
Accrued payroll and related liabilities	1,780,000	2,486,000
Current portion of long-term debt	882,000	777,000
TOTAL CURRENT LIABILITIES	12,550,000	12,073,000
Long-term debt, less current portion	5,791,000	5,523,000
Asset retirement obligation	601,000	499,000
Deferred rent	154,000	100,000
TOTAL LIABILITIES	19,096,000	18,195,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred Stock - $.01 par value, 2,000,000 shares authorized, none issued	—	—
Common Stock - $.01 par value, 38,000,000 shares authorized, 17,130,591 and 16,623,191 shares issued and outstanding at April 5, 2008 and June 30, 2007, respectively.	171,000	166,000
Additional paid-in capital	28,415,000	27,934,000
Accumulated deficit	(4,761,000)	(4,583,000)
Accumulated other comprehensive income
Cumulative translation adjustment	1,927,000	1,108,000
TOTAL STOCKHOLDERS' EQUITY	25,752,000	24,625,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,848,000	$42,820,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Sixteen Weeks Ended		Forty Weeks Ended
	April 5, 2008	March 31, 2007	April 5, 2008	March 31, 2007

Net sales	$25,245,000	$23,898,000	$66,463,000	$61,352,000
Cost of goods sold	20,294,000	18,851,000	53,161,000	47,353,000
Gross margin	4,951,000	5,047,000	13,302,000	13,999,000
Research and development	320,000	290,000	819,000	647,000
Selling and marketing	2,451,000	2,378,000	6,300,000	6,067,000
General and administrative	2,946,000	1,752,000	6,421,000	4,372,000
(Loss) income before non-operating expense and income taxes	(766,000)	627,000	(238,000)	2,913,000
Non-operating income (expense)
Interest expense	(149,000)	(29,000)	(331,000)	(168,000)
Other income, net	141,000	11,000	184,000	27,000
Total non-operating expense	(8,000)	(18,000)	(147,000)	(141,000)
(Loss) income before income tax	(774,000)	609,000	(385,000)	2,772,000
Provision for income tax benefit	364,000	7,889,000	207,000	7,879,000
(Loss) income from continuing operations before discontinued operations	(410,000)	8,498,000	(178,000)	10,651,000
Discontinued operations
Net gain from dissolution of CS Norway	—	116,000	—	116,000
Net gain from discontinued operations	—	116,000	—	116,000
NET (LOSS) INCOME	$(410,000)	$8,614,000	$(178,000)	$10,767,000
Per common share data
Basic earnings:
From continuing operations	$(0.02)	$0.51	$(0.01)	$0.64
From discontinued operations	0.00	0.01	0.00	0.01
Net (loss) income	$(0.02)	$0.52	$(0.01)	$0.65
Diluted earnings:
From continuing operations	$(0.02)	$0.46	$(0.01)	$0.58
From discontinued operations	0.00	0.01	0.00	0.01
Net (loss) income	$(0.02)	$0.47	$(0.01)	$0.59
Weighted average shares outstanding-basic	16,950,904	16,471,879	16,787,866	16,452,149
Common stock equivalents	—	1,960,536	—	1,913,645
Weighted average shares outstanding-diluted	16,950,904	18,432,415	16,787,866	18,365,794

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year to date Forty weeks ended
	April 5, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(178,000)	$10,767,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	1,517,000	1,101,000
Allowance for doubtful accounts	14,000	(225,000)
Inventory obsolescence reserve	309,000	127,000
Change in deferred tax assets	(232,000)	(7,900,000)
Stock-based compensation	59,000	187,000
Changes in assets and liabilities, net of effects of non-cash transactions:
Increase in accounts receivable	(1,797,000)	(3,560,000)
Decrease (increase) in inventory	2,138,000	(3,294,000)
Increase in prepaid expenses	(111,000)	(815,000)
Decrease (increase) in accounts receivable, related parties	45,000	(14,000)
Decrease (increase) in other assets	179,000	(164,000)
Increase in accounts payable and accrued expenses	247,000	3,628,000
Decrease in accrued payroll and related liabilities	(881,000)	(187,000)
Changes in assets and liabilities of discontinued operations	—	(123,000)
Net cash provided by (used in) operating activities	1,309,000	(472,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(53,000)	(50,000)
Capital expenditures	(1,988,000)	(3,290,000)
Net cash used in investing activities	(2,041,000)	(3,340,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt	(734,000)	(272,000)
Proceeds from debt	443,000	1,035,000
Net borrowing on line-of-credit	163,000	2,000,000
Proceeds from stock issuance	427,000	126,000
Net cash provided by financing activities	299,000	2,889,000
Net decrease in cash and cash equivalents	(433,000)	(923,000)
Change in cumulative translation adjustment	96,000	45,000
Cash and cash equivalents, beginning of period	546,000	2,154,000
CASH and CASH EQUIVALENTS, END OF PERIOD	$209,000	$1,276,000

See accompanying notes to consolidated condensed financial statements.

CUISINE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 5, 2008

NOTE 1 - DESCRIPTION OF OPERATIONS

The Company produces and markets premium, fully cooked, frozen and prepared foods to a variety of channels and geographic regions.  The Company has manufacturing facilities in the U.S.A. and France and its products are sold primarily to the U.S.A. and European Union business customers in the Food Service, On Board Services, Retail, Military and National Restaurant Chain channels.

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

In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed financial position, results of operations and cash flow at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at June 30, 2007 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm, BDO Seidman, LLP, as indicated in their report incorporated by reference to the Company’s 2007 Annual Report on Form 10-K as filed with the SEC on September 21, 2007. The results of operations for the forty week period ended April 5, 2008 may not be indicative of the results that may be expected for the fiscal year ended June 28, 2008, or any other period within the fiscal year 2008.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. (“FIN 48”) is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after the adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Effective July 1, 2007, the Company adopted the provisions of FIN 48 and the effect of the adoption was not material.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141R”).  SFAS 141R clarifies the information that a reporting entity provides in its financial reports about a business combination and it replaces SFAS No. 141. SFAS 141R revises the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post-acquisition exit activities of acquired businesses. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will be effective for the Company during our fiscal year beginning June 28, 2009.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires noncontrolling (minority) interests to be reported as a component of equity on the balance sheet, to include all earnings of a consolidated subsidiary in consolidated results of operations and to treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. SFAS 160 will be effective for the Company during our fiscal year beginning June 28, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 and is intended to provide users of financial statements with an enhanced understanding of (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning June 28, 2009. The Company is currently evaluating the provisions of SFAS 161 to determine the impact on its consolidated financial statements.

NOTE 4 - TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable consisted of:

	April 5, 2008	June 30, 2007
Trade accounts receivable	$8,559,000	$6,237,000
Allowance for doubtful accounts	(415,000)	(373,000)
Trade accounts receivable, net	$8,144,000	$5,864,000

The Company provides allowances for estimated credit losses, product returns and adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such accounts. The allowances are based on reviews of individual accounts by customer, their financial conditions and other factors that deserve recognition in estimating potential losses. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts and other receivables is also dependent on future economic and other conditions that may be beyond management’s control.

NOTE 5 - INVENTORY, NET

Inventory consisted of the following:

	April 5, 2008	June 30, 2007
Raw material	$4,937,000	$4,626,000
Frozen product & other finished goods	7,913,000	9,722,000
Packaging	1,081,000	989,000
	13,931,000	15,337,000
Less obsolescence reserve	(574,000)	(256,000)
Inventory, net	$13,357,000	$15,081,000

NOTE 6 - DEBT

Debt, at April 5, 2008 and June 30, 2007 was as follows:

Description	Maturity	April 5, 2008 Principal Outstanding In Foreign Currency	Interest Rates	April 5, 2008 Principal Outstanding	June 30, 2007 Principal Outstanding
Term Loan	22-Oct-12	101,000€	5.70%	$158,000	$155,000
Term Loan	3-Jun-08	10,000€	3.30%	16,000	81,000
Term Loan	15-Jun-08	4,000€	4.00%	6,000	20,000
Term Loan	20-Jun-10	30,000€	3.80%	47,000	54,000
Term Loan	28-Nov-12	196,000€	2.80%	308,000	304,000
Term Loan	12-Jun-19	1,833,000€	3.60%	2,881,000	2,560,000
Term Loan	23-Oct-13	511,000€	3.80%	803,000	766,000
Term Loan	1-Mar-15	308,000€	4.30%	484,000	—
Line of Credit	Jun-08	761,000€	5.2% - 5.5%	1,195,000	—
Term Loan	5-Jun-12		7.00%	1,474,000	1,718,000
Term Loan	5-Oct-10		7.30%	381,000	490,000
Term Loan	15-Mar-10		6.80%	88,000	118,000
Line of Credit	15-Jun-09		LIBOR+2.25%	884,000	1,811,000
Capital Lease	18-Sep-08		19.40%	3,000	6,000
Capital Lease	31-Dec-11		8.40%	24,000	28,000
			Total	$8,752,000	$8,111,000
		Less: current portion		2,961,000	2,588,000
		Non-current portion		$5,791,000	$5,523,000

From time to time, the Company enters into separate term loans to purchase new equipment and for improvement projects.  As of April 5, 2008, the total principal balance of all these term loans was $8,752,000 of which $5,898,000 was denominated in Euros in the amount of 3,754,000€. These loans bear interest rates ranging from 2.8% to 7.3% and have maturity dates ranging from June 3, 2008 to June 12, 2019.  The loans are typically secured by the related equipment.

As of April 5, 2008, the total loan balance under capital leases was $27,000.  These loans bear interest rates ranging from 8.4% to 19.4% and have maturity dates ranging from September 18, 2008 to December 31, 2011.

NOTE 7 - INCOME TAXES

The Company’s effective tax rate of 53.8% for the forty weeks ended April 5, 2008 increased 13.8% from 40.0% for the forty weeks ended March 31, 2007. The increase in the effective rate resulted from the reversal of our tax valuation reserve in the third quarter of fiscal year 2007; however, the Company still retains its net operating loss carryforward of $13,970,000 at June 30, 2007 for U.S. Federal and state income tax purposes and does not expect to pay any taxes in fiscal year 2008.  Effective July 1, 2007 the Company adopted the provisions of FIN 48 and the effect of the adoption was not material.

NOTE 8 - STOCKHOLDERS’ EQUITY

Effective June 26, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective-transition method. Under that transition method, compensation cost recognized in the fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 25, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to June 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result, a non-cash charge of $59,000 and $187,000 were charged to compensation expense during the forty week period ended April 5, 2008 and March 31, 2007, respectively. The Company allocated share-based compensation expense under SFAS 123(R) in the unaudited condensed consolidated statements of income as follows:

	Forty weeks ended
	April 5, 2008	March 31, 2007
Cost of goods sold	$—	$26,000
Selling and marketing	—	62,000
General and administrative	59,000	99,000
	59,000	187,000
Income tax benefit	(24,000)	(71,000)
Total share-base compensation, net of tax benefits	$35,000	$116,000

During the forty week periods ended April 5, 2008 and March 31, 2007, the Company granted zero and 72,401 stock options, respectively.  Options exercised during the first three quarters of fiscal year 2008 and 2007 were 507,400 and 98,350, with an intrinsic value of $3,794,000 and $592,000, respectively.

As of April 5, 2008, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $112,000, which is expected to be recognized over a weighted average period of 2 years.

NOTE 9 - EARNINGS PER SHARE

Basic earnings per common share are computed using the weighted-average number of shares outstanding during the period. Diluted earnings per common share are computed using the weighted-average number of shares outstanding during the period, plus the incremental shares outstanding assuming the exercise of diluted stock options. Anti-dilutive options of 30,000 and 15,000 were not included in the computation for the first three quarters of fiscal year 2008 and 2007, respectively.

NOTE 10 - TRANSACTIONS WITH RELATED PARTIES

The Company’s 10% equity investment in Cuisine Solutions Chile for $375,000 is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile.  During the first three quarters of fiscal year 2008 and 2007, the Company purchased $3,860,000 and $4,362,000, respectively, of products from Cuisine Solutions Chile for resale in the U.S. and Europe. The balance owed by the Company to Cuisine Solutions Chile as of the third quarter of fiscal year 2008 and 2007 were $676,000 and $2,069,000, respectively and recorded to accounts payable.

The Company’s line-of-credit with Branch Banking and Trust Company (“BB&T”), with a maximum borrowing amount of $6.0 million and a maturity date of June 15, 2010, is guaranteed by Food Investors Corporation (“FIC”), an affiliate of the Company and it is secured by real estate owned by FIC. The Company has agreed to pay compensation for FIC’s guarantee from FIC of 1.5% of the maximum borrowing amount, or $90,000 per year, which is payable quarterly.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “estimate,” “future,” “could,” “project,” “growth,” “ “intend,” “expect,” “should,” “would,” “if,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) a significant change of our relationship with our customers in channels where concentration of sales to a certain number of customers exists; (2) the impact on our profitability from the fluctuations in the availability and cost of raw materials; (3) the impact on our reported earnings from fluctuations in currency exchange rates, particularly the Euro; and (4) those factors listed under the caption “risk factors” of this Report and the Annual Report on Form 10-K as filed with the SEC on September 21, 2007. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

•

Military: Naval carriers, Army field feeding and military dining halls and clubs.

•

National Restaurant Chain: Casual dining multi-unit restaurants.

We utilize the “sous vide” technology and methods, which means that the products are vacuum sealed and then slowly cooked in water at very low temperatures. The sous vide technology involves knowing the precise time and temperature that food changes molecular structure during cooking. This enables us to cook the food for optimum taste, color and texture while also pasteurizing.  Since the products are immediately flash-frozen, there is no need for preservatives in the product and most of our products have a guaranteed 18 month shelf life.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our accounting policies, which are in compliance with U.S. GAAP, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our 2007 Annual Report on Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application.  There were no material changes to the policies during the fiscal quarter ended April 5, 2008.

RESULTS OF OPERATIONS

Comparison of the sixteen weeks ended April 5, 2008 to the sixteen weeks ended March 31, 2007

NET SALES

By Geographic Region	April 5, 2008	March 31, 2007	% change
U.S. Sales	$16,641,000	$16,401,000	1.5%
Europe Sales	8,570,000	7,268,000	17.9%
Rest of World Sales	34,000	229,000	(85.2%)
Net Sales	$25,245,000	$23,898,000	5.6%

	April 5, 2008	March 31, 2007	% change
Existing products	$19,333,000	$18,253,000	5.9%
New products	5,912,000	5,645,000	4.7%
Net Sales	$25,245,000	$23,898,000	5.6%

By Channel	April 5, 2008	March 31, 2007	% change
On Board Services	$6,139,000	$5,319,000	15.4%
Food Service	4,316,000	4,102,000	5.2%
Retail	5,789,000	7,104,000	(18.2%)
Military	5,862,000	5,086,000	15.3%
National Restaurant Chain	3,139,000	2,287,000	35.4%
Net Sales	$25,245,000	$23,898,000	5.6%

Our net sales of $25,245,000 for the third quarter of fiscal year 2008 increased $1,347,000, or 5.6%, over the third quarter of fiscal year 2007 sales of $23,898,000.  We do not have any defined segments since all of our products are produced similarly despite the sales channel or area of distribution.  Our new product sales of $5,912,000 for the third quarter of fiscal year 2008, increased $267,000, or 4.7%, over the third quarter of fiscal year 2007 new product sales of $5,645,000.  These new product sales are defined as sales during the first year of introduction.

For the third quarter of fiscal year 2008 we had gains in four of our five sales channels.  Our National Restaurant Chain sales of $3,139,000 for the third quarter of fiscal year 2008 increased 852,000, or 35.4% over the third quarter of fiscal 2007 sales of $2,287,000, which reflects our continued product acceptance in larger chain restaurants.  Our On Board Services sales of $6,139,000 increased $820,000, or 15.4% over the third quarter of fiscal year 2007sales of $5,319,000, which reflects sales to additional new airlines and continued expansion in existing carriers.  Military sales of $5,862,000 for the third quarter of fiscal year 2008 increased $762,000 or 15.3% over the third quarter of fiscal year 2007 sales of $5,086,000..  While there has been some restructuring in Military contracting, which slowed the growth Military sales in the second quarter of fiscal year 2008, we regained some of our business in the third quarter of fiscal year 2008.  Our Food Service sales of $4,316,000 for the third quarter of fiscal year 2008 increased $214,000 or 5.2% over the third quarter of fiscal year 2007 sales of $4,102,000 due primarily from increased revenues from hotel banqueting.    Retail sales decreased 18.2% from $7,104,000 in the third quarter of fiscal year 2007 to $5,789,000 in the third quarter of fiscal year 2008, which is due primarily to reduced promotions for our products in Costco.  While we consider new products and channel information helpful to the reader we cannot forecast any particular trends for our sales as a result of such information.  Our sales development cycle can run over one year in certain markets before recognizing a sale.

GROSS MARGIN

The gross margin decreased during the third quarter of fiscal year 2008 to 19.6% compared to 21.1% in the same period during the prior year. This margin reduction was primarily attributable to higher raw materials costs, fuel surcharges, continued increases in facility expansion and increased costs associated with new product introductions. We have completed price increases through all the sales channels but with continued rising costs it may be necessary to raise prices further.  In addition, our France plant incurred some operational expense increases as compared to the prior year period.  Our French operation is under close review by management and is undergoing some changes to improve operations, purchasing and development.  We expect that these changes will be effected during the fourth quarter of fiscal year 2008  and we believe that such changes will improve margins by the end of the first quarter of fiscal year 2009.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the third quarter of fiscal year 2008 increased $30,000, or 10.3%, to $320,000 from the third quarter of fiscal year 2007 expenses of $290,000.  Most of the research and development costs are incurred well before an actual sale and the cycle can last over one year in certain markets.  The expense increase is primarily related to increased salaries for additional staff.

SELLING AND MARKETING EXPENSES

Our selling and marketing teams are focused on customers primarily in the U.S. and Europe.  Expenses for the third quarter of fiscal year 2008 increased $73,000, or 3.1%, to $2,451,000 from the third quarter of fiscal year 2007 expenses of $2,378,000 (selling and marketing expenses represented 9.7% and 10.0% of revenue for the third quarters of fiscal years 2008 and 2007, respectively).  This increase was primarily related to increased consulting fees of $306,000 offset by decreased in store demonstration costs of $112,000, reclassification of certain costs to general and administrative expenses of $25,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the third quarter of fiscal year 2008 increased $1,194,000, or 68.2%, to $2,946,000, from the third quarter of the prior fiscal year 2007 expenses of $1,752,000 (general and administrative expenses represented 11.7% and 7.3% of revenue for the third quarters of fiscal 2008 and 2007, respectively).  This increase was primarily due to costs associated with personnel reductions in our French operations totaling $590,000, additional staff and salary increases of $275,000, bad debt increase of $150,000, increases in public company expenses of $107,000 and reclassification of certain costs from selling and marketing expenses of $25,000.

NON-OPERATING INCOME AND EXPENSE

Non-operating expenses decreased to $8,000 for the third quarter of fiscal year 2008 from $18,000 in the third quarter of fiscal year 2007.  This decrease is due primarily to the increase in Other income from consulting and some sous-vide training outside of Europe offset by interest expense of $149,000 related to the increased outstanding borrowings in the U.S. and France.

(LOSS) INCOME BEFORE INCOME TAXES

(Loss) Income before income taxes in the third quarter of fiscal year 2008 of ($774,000) decreased substantially from the third quarter fiscal year 2007 income of $609,000, or a decrease of 227.1%.  This decrease was primarily related to lower gross margin percentages, principally from higher raw material costs resulting in approximately a $505,000 decrease in margins as well as higher general and administrative due to the costs associated with personnel reductions in France of $590,000.

INCOME TAXES

We recorded a benefit for income taxes of $364,000 and $7,889,000 for the third quarter of fiscal years 2008 and 2007, respectively. Our effective income tax rate for the third quarter of fiscal year 2008 was computed to be 47.0% as compared to 0.25% for the third quarter of fiscal year 2007, which was based on minimum tax payments and a full reversal of our valuation allowance on our net deferred tax assets of $7,900,000.

NET (LOSS) INCOME

Net loss of $410,000 for the third quarter of fiscal year 2008 decreased $9,024,000 from $8,614,000 in the third quarter of fiscal year 2007.  The primary reason for the decrease was lower gross margin, higher general and administrative and research and development expenses offset by a prior year reversal of a $7,900,000 valuation allowance reserve related to income taxes.

Comparison of the forty weeks ended April 5, 2008 to the forty weeks ended March 31, 2007

NET SALES

By Geographic Region	April 5, 2008	March 31, 2007	% change
U.S. Sales	$43,932,000	$42,708,000	2.9%
Europe Sales	22,169,000	18,362,000	20.7%
Rest of World Sales	362,000	282,000	28.3%
Net Sales	$66,463,000	$61,352,000	8.3%

	April 5, 2008	March 31, 2007	% change
Existing products	$52,938,000	$48,129,000	10.0%
New products	13,525,000	13,223,000	2.3%
Net Sales	$66,463,000	$61,352,000	8.3%

By Channel	April 5, 2008	March 31, 2007	% change
On Board Services	$18,108,000	$14,081,000	28.6%
Food Service	10,943,000	10,196,000	7.3%
Retail	17,701,000	19,593,000	(9.5%)
Military	12,881,000	13,585,000	(5.2%)
National Restaurant Chain	6,830,000	3,897,000	73.9%
Net Sales	$66,463,000	$61,352,000	8.3%

Our net sales of $66,463,000 for the first three quarters of fiscal year 2008 increased $5,111,000, or 8.3%, over the first three quarters of fiscal year 2007 sales of $61,352,000.  We do not have any defined segments since all of our products are produced similarly despite the sales channel or area of distribution.  Our new product sales of $13,525,000 in the first three quarters of fiscal year 2008 increased $202,000, or 2.3%, over the first three quarters of fiscal year 2007 new product sales of $13,223,000.  These new product sales are defined as sales during the first year of introduction.

For the first three quarters of fiscal year 2008 we had gains in three of our five channels.  Our National Restaurant Chain sales of $6,830,000 for the first three quarters of fiscal 2008 increased $2,933,000, or 73.9%, over the first three quarters of fiscal 2007 sales of $3,897,000, reflecting continued product acceptance in larger chain restaurants.  Our On Board Services sales of $18,108,000 for the first three quarters of fiscal year 2008 increased $4,027,000, or 28.6%, over the first three quarters of fiscal year 2007 sales of $14,081,000, which reflects sales to additional new airlines and continued expansion in existing carriers.  Our Food Service sales of $10,943,000 for the third quarter of fiscal year 2008 increased $747,000 or 7.3%, over the first three quarters of fiscal year 2007 sales of $10,196,000 due primarily from increased revenues from hotel banqueting. Retail sales decreased 9.5% from $19,593,000 in the first three quarters of fiscal 2007 to $17,701,000 in the first three quarters of fiscal 2008, which is due primarily to reduced promotions for our products in Costco.  Military sales decreased 5.2% from $13,585,000 in the first three quarters of fiscal 2007 to $12,881,000 in the first three quarters of fiscal 2008, which is due primarily to some restructuring in Military contracting.  While we consider new products and channel information helpful to the reader we cannot forecast any particular trends for our sales as a result of such information.  Our sales development cycle can run over one year in certain markets before recognizing a sale.

GROSS MARGIN

The gross margin decreased during the first three quarters of fiscal year 2008 to 20.0%, compared to 22.8% in the prior year. This margin reduction was primarily attributable to higher raw materials costs, fuel surcharges, continued increases in facility expansion and increased costs associated with new product introductions. We have completed price increases through all the sales channels but with continued rising costs it may be necessary to raise prices further.  In addition, our France plant incurred some operational expense increases as compared to the prior year period.  Our French operation is under close review by management and is undergoing some changes to improve operations, purchasing and development.  We expect that these changes will be effected during the fourth quarter of fiscal year 2008 and we believe that such changes will improve margins by the end of first quarter of fiscal year 2009.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the first three quarters of fiscal year 2008 increased $172,000, or 26.6%, to $819,000 from the first three quarters of fiscal year 2007 expenses of $647,000.  Most of the research and development costs are incurred well before an actual sale and the cycle can last over one year in certain markets.  The expense increase is primarily related to increased salaries for additional staff.

SELLING AND MARKETING EXPENSES

Our selling and marketing teams are focused on customers primarily in the U.S. and Europe.  Expenses for the first three quarters of fiscal year 2008 increased $233,000, or3.8%, to $6,300,000 over the first three quarters of fiscal year 2007 expenses of $6,067,000 (selling and marketing expenses represented 9.5% and 9.9% of revenue for the first three quarters of fiscal years 2008 and 2007, respectively).  This increase was primarily related to increased promotional expenses related to the rugby world cup of $201,000, salaries of $128,000, consulting expenses of $390,000, reclassification of certain costs to general and administrative expenses of $93,000, partially offset by a reduction in costs associated with in-store demonstrations of $237,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first three quarters of fiscal year 2008 increased $2,049,000, or 46.9%, to $6,421,000 over the first three quarters of prior fiscal year 2007 expenses of $4,372,000 (general and administrative expenses represented 9.7% and 7.1% of revenue for the first three quarters of fiscal 2008 and 2007, respectively).  This increase was primarily due to layoffs in our French operation totaling $590,000, salaries and benefits from additional staff and salary expenses of $342,000, public company expenses of $185,000, bad debt increase of $183,000, reclassification of certain costs to selling and marketing expenses of $93,000, financing charges of $110,000, information technology expenses of $93,000, rent expenses of $55,000 and broker fees $62,000.

NON-OPERATING INCOME AND EXPENSE

Non-operating expenses increased to $147,000 for the first three quarters of fiscal year 2008 from $141,000 in the first three quarters of fiscal year 2007.  This decrease is due primarily to the increase in Other income from consulting and some sous-vide training outside of Europe offset by interest expense of $149,000 relating to the increased outstanding borrowings in the U.S. and France.

(LOSS) INCOME BEFORE INCOME TAXES

Loss before income taxes in the first three quarters of fiscal year 2008 of $385,000 decreased substantially (114.9%) from income before income taxes of $2,772,000 for the first three quarters of fiscal year 2007.  This decrease was primarily related to lower gross margin percentages, principally from higher raw material costs resulting in approximately a $1,525,000 decrease in margins as well as higher general and administrative, selling and marketing and research and development expenses.

INCOME TAXES

We recorded a benefit for income taxes of $207,000 and $7,879,000 for the first three quarters of fiscal years 2008 and 2007, respectively. Our effective income tax rate for the first three quarters of fiscal year 2008 was computed to be 53.8% as compared to 284.2% for the first three quarters of fiscal year 2007, which was based on minimum tax payments and a full valuation allowance on our deferred tax assets.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  We adopted FIN 48 on July 1, 2007 and the effect of applying the provisions of this interpretation was not material.

NET (LOSS) INCOME

Net loss of $178,000 for the first three quarters fiscal year 2008 decreased $10,945,000 from $10,767,000 in the first three quarters of fiscal year 2007.  The primary reason for the decrease was lower gross margin and increases in research and development, sales and marketing, general and administrative expenses and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios for the forty weeks ended April 5, 2008 and March 31, 2007 were as follows:

	April 5,	March 31,
	2008	2007
Liquidity Ratios
Current ratio	1.91	1.72
Receivables turnover	15.2	16.7
Days sales in receivables	34.3	42.6
Inventory turnover	8.1	8.5
Days sales in inventory	70.4	75.9
Leverage Ratio
Long-term debt to equity	25.9%	18.9%
Operating Ratios
Return on investment	-0.7%	43.7%
Return on assets	-0.4%	24.0%

Cash, cash equivalents and short-term marketable securities were $209,000 at the end of the third quarter of fiscal year 2008 compared to $546,000 at the end of fiscal year 2007.

During the first three quarters of fiscal year 2008, cash generated by operating activities was $1,309,000, compared to a usage of $472,000 in the first three quarters of fiscal year 2007. The increase in cash generated by operating activities was primarily due to changes in working capital: decreases in inventory of $2,138,000 and increases in accounts payable and accrued expenses of $247,000, which were partially offset by increases in accounts receivable of $1,797,000.

Cash used in investing activities was $2,041,000 in the first three quarters of fiscal year 2008, compared to $3,340,000 in the first three quarters of fiscal year 2007. The decrease was due primarily to the completion of expansion activities at the U.S. facility. Projected capital expenditures for fiscal year 2008 are estimated to be between $3,000,000 and $5,000,000.

Cash provided by financing activities was $299,000 in the first three quarters of fiscal year 2008, compared to $2,889,000 in the first three quarters of fiscal year 2007.  Our line of credit now sweeps automatically and debt proceeds are not individual transactions as in the past.  Our lines of credit total over $2,000,000 with a variable interest rate between 4.95% and 5.5%,

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our significant contractual obligations as of April 5, 2008 were for debt, asset retirement obligations and capital and operating leases. Debt by year of maturity and future rental payments under operating lease agreements as of April 5, 2008 are presented below and there were no material changes during the first two quarters of fiscal year 2008.  We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt payable – current	$2,953,000	$2,953,000	$—	$—	$—
Debt payable – long term	5,772,000	—	2,358,000	1,369,000	2,045,000
Capital leases	27,000	8,000	13,000	6,000	—
Operating leases	4,347,000	776,000	1,284,000	1,176,000	1,111,000
Interest	838,000	208,000	307,000	147,000	176,000
Total	$13,937,000	$3,945,000	$3,962,000	$2,698,000	$3,332,000

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

Interest Rate Exposure.  Based on our overall interest rate exposure during the first three quarters of fiscal year 2008 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.

Foreign Currency Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the first three quarters of fiscal year 2008, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $72,000.

ITEM 4.

CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 5, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CUISINE SOLUTIONS, INC.

PART II: OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

Neither we, nor our subsidiary are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiary.

ITEM 1A.

RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed by us with the SEC on September 21, 2007 and our Quarterly Report on Form 10-Q for the quarter ended December 15, 2007 filed by us with the SEC on January 24, 2008.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.

OTHER INFORMATION

On February 7, 2008, our Board of Directors approved amended and restated bylaws of the Company in order to, among other things, impose certain advance notice requirements that must be met for nominations of persons for election to the board of directors and the proposal of business to be considered by stockholders.

ITEM 6.

EXHIBITS

See the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.

May 14, 2008	By:	/s/ Ronald Zilkowski
Ronald Zilkowski
Chief Financial Officer, Treasurer and
Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 31, 2007.

3. 2	Amended and Restated Bylaws of Cuisine Solutions, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on February 14, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________