Form 10-K/A
period 2007-06-30
CUISINE SOLUTIONS INC
filed 2008-09-17
CIK 737602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

———————

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

CUISINE SOLUTIONS, INC.

 (Exact name of registrant as specified in its charter)

DELAWARE	1-32439	52-0948383
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

85 South Bragg Street, Suite 600, Alexandria, VA 22312

(Address of Principal Executive Office) (Zip Code)

(703) 270-2900

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock - $.01 par value per share		American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	X	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 15, 2007, there were 16,669,591 shares outstanding of the Registrant's Common Stock.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

This Amendment No. 1 to Form 10-K(this “Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007, which the Registrant previously filed with the Securities and Exchange Commission on September 21, 2007 (the “Original Filing”).  The Registrant is filing this Amendment because during fiscal years 2005, 2006 and 2007, the Registrant improperly recorded certain windfall tax benefits resulting from option exercises as part of its net operating loss carryforward and its corresponding deferred tax assets and valuation allowance.  This resulted in windfall tax benefits (tax-effected) in the amount of $1,819,000 that erroneously reduced income tax expense in fiscal year 2007 upon the release of the valuation allowance.  There was no impact to cash or income from operations as a result of this change.

Prior to the Company’s adoption of Statement of Financial Accounting Standards 123R, Share Based Payment (“FAS 123R”) in fiscal year 2006, the proper accounting treatment of the windfall tax benefits was to include the amount of any such benefit in the deferred tax assets and in the valuation allowance.  Upon release of the valuation allowance, the amount related to the windfall tax benefits would increase stockholders’ equity in accordance with FAS 109, paragraphs 36(c) and 48.  Following the adoption of FAS 123R, however, the amount of the windfall tax benefits is not recognized until the tax deduction actually reduces taxes payable.

The Company erroneously included the windfall tax benefit from options exercised in fiscal years 2005, 2006 and 2007 in its deferred tax assets.  Upon release of the valuation allowance in the fourth quarter of 2007, the Company improperly recorded a tax benefit of $1,819,000 related to the windfall tax benefits from options exercised in fiscal years 2005, 2006 and 2007 and failed to record an increase in paid in capital relating to options exercised during these periods.  To correct these errors in the fiscal year 2007 financials, the Company has reduced the tax benefit by $1,819,000, increased additional paid-in capital by $314,000 and decreased total deferred tax assets by $1,505,000.

The following table summarizes the impact of the restatement for the fiscal year ended June 30, 2007:

BALANCE SHEET CHANGES	As Reported June 30, 2007	Restatement		As Restated June 30, 2007
Deferred tax assets (Note 7)	$0		$680,000	$680,000
TOTAL CURRENT ASSETS	22,707,000		680,000	23,387,000
Deferred tax assets, net (Note 7)	7,069,000		(2,185,000)	4,884,000
TOTAL ASSETS	$42,820,000		$(1,505,000)	$41,315,000

TOTAL CURRENT LIABILITIES	$12,073,000		$0	$12,073,000

TOTAL LIABILITIES	18,195,000		0	18,195,000

Additional paid-in capital	27,934,000		314,000	28,248,000
Accumulated deficit	(4,583,000)		(1,819,000)	(6,402,000)
TOTAL STOCKHOLDERS' EQUITY	24,625,000		(1,505,000)	23,120,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,820,000		$(1,505,000)	$41,315,000

STATEMENT OF INCOME CHANGES
Provision for income tax benefit (expense) (Note 7)	$7,068,000		$(1,819,000)	$5,249,000
Income from continuing operations	10,427,000		(1,819,000)	8,608,000
Net Income	$10,544,000		$(1,819,000)	$8,725,000
Per common share data
Basic earnings:
Income from continuing operations	$0.63		$(0.11)	$0.52
Income (loss) from discontinued operations	0.01		-	0.01
Net income	$0.64	$	(0.11)	$0.53
Diluted earnings:
Income from continuing operations	$0.57		$(0.10)	$0.47
Income (loss) from discontinued operations	0.01		-	0.01
Net income	$0.58		$(0.10)	$0.48

Except as described above, the Original filing has not been amended, updated or otherwise modified.

1

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

The phrase “sous-vide” means “under vacuum” in French. While the words have taken on broad meaning, the original authentic usage is derived from a process that we pioneered and refined by our French operations. sous-vide is a unique and gentle method of cooking which allows the cellular structure of food to remain intact while also pasteurizing the product. The food's natural moisture and juices are retained, preserving its flavor, aroma, and nutrients. Natural flavors are so enhanced that far less seasoning, especially salt, is required. Natural fibers soften and dissolve, leaving proteins, such as beef, tender enough to cut with a fork. The food is not only improved in taste, it retains its nutritional content; a fact that is very important in today's health conscious society. As an added benefit, measurable shrinkage of sous-vide products is 10% or less compared to 20% or more on some conventionally cooked products.  This entire process is managed through computerized cooking equipment under the supervision of culinary professionals.  Heating of our food is easy and can be accomplished with any kitchen oven.

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

We have recently expanded our offerings to include appetizers and desserts. In May of 2006 we purchased a plant in Le Pertre, France, where we installed the new line for the production of Mini Deliss desserts and Mini Savories hors d’oeuvres. These appetizers and mini desserts are an important addition to Cuisine Solutions' growing repertoire of premium frozen foods.

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

Trademarks

We believe that our trademarks are important to our business success. Accordingly, we take steps we believe are necessary to protect these trademarks. For example, we secured, in Europe and in the U.S., the service trademark "Your Culinary Partner" and "Votre Partenaire Culinaire", which is being used in our international advertising campaign.  We continually review the trademarks to determine whether there is value in paying the fees associated with maintaining registered trademarks.

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

Regulations

We are subject to various Federal, state and local laws affecting our business, including health, sanitation and safety regulations. U.S. Department of Agriculture (“USDA”), Food Safety and Inspection Service (“FSIS”) group and the Food and Drug Administration (“FDA”) have promulgated specific regulations containing requirements for the processing of certain meat and poultry products.  FSIS permits establishments to develop total quality control (“TQC”) systems.  TQC systems encompass all aspects of product processing and must include procedures for raw material control; the nature and frequency of tests to be made; the critical check or control points to be addressed; the nature of charts and other records that will be used; the length of time such charts and records will be maintained; the nature of deficiencies the system is designed to identify and control; the parameters or limits that will be used; and the points at which corrective action will occur and the nature of such corrective action -- ranging from the least to the most severe.  All of our facilities follow the Hazard Analysis Critical Control Points (“HACCP”) program and are audited by international third-party auditors such as NSF-Cook and Thurber, Steritech or SGS.  In addition, our France facilities comply with International Food Standards (“IFS”) as well as the British Retail Consortium (“BRC”).  We believe our operations comply in all material respects with applicable laws and regulations.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

 PROPERTIES

We own our French facilities and properties, and lease our U.S. office and manufacturing facilities. One of the French facilities is located in Louviers, France and is approximately 15,000 square feet.  In May 2006, we purchased a new production facility in Le Pertre, France with approximately 46,000 square feet. The U.S. plant is located in Alexandria, Virginia.  In June 2006, we entered into a new lease agreement with the existing landlord to lease approximately 18,000 additional square feet at the same location which expanded the manufacturing facility from approximately 48,000 square feet to 66,000 square feet. We own substantially all of the equipment used in our facilities.  Lease commitments and future minimum lease payments are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 9 to the Consolidated Financial Statements, which is included elsewhere in this report. We believe that our current owned and leased properties are sufficient to meet our needs for the foreseeable future.

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

None.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

Our common stock is listed on the American Stock Exchange (“Amex”) under the symbol “FZN.” The following table shows the high and low common stock closing prices as quoted on Amex. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended June 24, 2006:
First Quarter – September 17, 2005	$8.70	$4.48
Second Quarter – December 10, 2005	9.80	6.80
Third Quarter – April 1, 2006	11.60	7.85
Fourth Quarter – June 24, 2006	9.47	4.50
Year Ended June 30, 2007:
First Quarter – September 16, 2006	$5.44	$4.55
Second Quarter – December 9, 2006	5.99	4.75
Third Quarter – March 31, 2007	8.04	5.13
Fourth Quarter – June 30, 2007	7.83	5.56

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

[1]The stock performance graph shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

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

FIVE YEAR SUMMARY

(in thousands, except per share amounts)

	2007 (Restated)	2006	2005	2004	2003
Net sales	$80,331	$64,114	$46,246	$35,335	$26,626
Gross margin %	22.7%	25.1%	24.6%	21.9%	20.3%
Income (loss) from continuing operations	8,608	3,654	1,886	(343)	(3,359)
Income (loss) from discontinued operations	117	-	(177)	(661)	(733)
Net income (loss)	8,725	3,654	1,709	(1,004)	(4,092)
Income (loss) from continuing operations per share – basic	0.52	0.22	0.12	(0.02)	(0.21)
Income (loss) from continuing operations per share – diluted	0.47	0.20	0.12	(0.02)	(0.21)
Income (loss) from discontinued operations per share – basic	0.01	-	(0.01)	(0.04)	(0.05)
Income (loss) from discontinued operations per share – diluted	0.01	-	(0.01)	(0.04)	(0.05)
Net income (loss) per share – basic	0.53	0.22	0.11	(0.06)	(0.26)
Net income (loss) per share – diluted	0.48	0.20	0.11	(0.06)	(0.26)
Total assets	41,315	26,766	18,986	17,710	16,428
Long-term debt, including current portion	6,300	3,677	1,503	1,903	798
Stockholders’ equity	23,120	13,255	8,651	6,572	7,466

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

As previously described in the "Explanatory Note" appearing elsewhere in this report, on September 11, 2008, management and the Audit Committee determined that we must restate our previously issued consolidated financial statements as of and for the year ended June 30, 2007, and restate certain financial information as of and for the year ended June 30, 2007, and that our previously issued consolidated financial statements for this period should no longer be relied upon. Accordingly, we have restated our previously issued consolidated financial statements and financial information presented in this Amendment No. 1 for this period. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by this restatement. Restated amounts in the tables have been identified as "restated" throughout this Amendment No. 1.

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

INCOME TAXES

The effective income tax rate was (156.3)% and 0.5% in fiscal years 2007 and 2006, respectively.  In fiscal year 2007, as a result of positive earnings in recent years, the effective income tax rate differed from the applicable mixed statutory rate of approximately 38.0% primarily due to the Company’s current year release of valuation allowances of $7,258,000 resulting in a (194.3)% reduction in effective tax.

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

NET INCOME

Net income increased $5,071,000 to $8,725,000 for fiscal year 2007 from $3,654,000 in fiscal year 2006.  The primary reason for the increase was a reversal of a valuation allowance on our deferred tax of $7,258,000 offset by increased deferred taxes of $3,513,000 for a net benefit of $5,564,000.  Decreased gross margins of 22.7% in fiscal year 2007 compared to 25.1% in fiscal year 2006 were offset by slower increases of selling and marketing expense and general and administrative expense as a percent of sales.

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

Cuisine Solutions fiscal year 2006 and 2005 sales in the U.S. by sales channel are as follows:

	Year Ended
	June 24, 2006	June 25, 2005	% Change
On Board Services	$8,616,000	$10,866,000	(20.7%)
Foodservice	8,473,000	6,198,000	36.7%
Retail	9,970,000	4,580,000	117.7%
Military	13,868,000	6,222,000	122.9%
National Restaurant Chains	3,543,000	1,977,000	79.2%
Total	$44,470,000	$29,843,000	49.0%

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

	Year Ended
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

IMPACT OF INFLATION AND THE ECONOMY

Inflation in labor and ingredient costs can significantly affect the Company's operations. In fiscal 2007, many of the Company's employees were paid hourly rates related to, but generally higher than the federal minimum rates. The Company's sales pricing structure allows for the fluctuation of raw material prices and fuel costs.  As a result, market price variations do not significantly affect the gross margin realized on product sales. However, most customers require a sixty-day notice for price changes in order to update their internal systems and evaluate the impact of price changes. Therefore, in the event of a continuous commodity price increase, the Company must either absorb the price increase during that sixty-day period or discontinue sales to the customer, and risk losing the long-term business relationship.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of fiscal years 2007 and 2006 are as follows:

	June 30,	June 24,
	2007	2006
Liquidity Ratios
Current ratio	1.9	1.8
Receivables turnover	14.3	14.1
Days sales in receivables	26.6	30.5
Inventory turnover	5.1	5.9
Days sales in inventory	88.6	71.9
Leverage Ratio
Long-term debt to equity	27.2%	27.7%
Operating Ratios
Return on investment	37.7%	27.6%
Return on assets	21.1%	13.7%

Cash, cash equivalents, and short-term marketable securities were $546,000 at the end of fiscal year 2007 compared to $2,154,000 at the end of fiscal year 2006.

During fiscal 2007, cash provided by operating activities was $242,000 compared to $2,819,000 in fiscal 2006. The decrease in cash by operating activities was primarily due to changes in working capital items: increases in inventory of $5,323,000 were only slightly offset by increases in accounts payable and accrued expenses of $1,156,000.

Cash used in investing activities was $5,242,000 in fiscal year 2007, compared to $3,573,000 in fiscal year 2006. The increase was due primarily to expansion activities at the USA facility, including increased capacity as well as additional production related expenses in France.  Projected capital expenditures for fiscal year 2008 are estimated to be between $2,000,000 and $4,000,000.

Cash provided by financing activities was $3,356,000 in fiscal 2007 compared to $691,000 in fiscal 2006.  The Company increased its borrowing capacity (see below) and secured a $1,718,000 equipment loan,

On June 15, 2007, the Company entered into two separate lines of credit with Branch Banking and Trust Company (“BB&T”) with a total maximum borrowing amount of $13.5 million.  Both lines of credit bear an annual interest rate of LIBOR plus 2.25%. The first line of credit, with a maximum borrowing amount of $7.5 million and a maturity date of June 15, 2009, is secured by our accounts receivables and inventory; while the second line of credit, with a maximum borrowing amount of $6 million and a maturity of June 15, 2010, is guaranteed by Food Investors Corporation (“FIC”), an affiliate of us, and secured by real estate owned by FIC.  These two lines of credit replace our $5 million line of credit with the Bank of Charles Town, which was scheduled to mature on November 1, 2007 and has been terminated.  As of June 30, 2007 there is $1,811,000 outstanding on the new first line of credit with a current interest rate of 7.57%.

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

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt payable – current	$2,578,000	$2,578,000	$––	$––	$––
Debt payable – long term	5,499,000	––	1,717,000	1,582,000	2,200,000
Capital leases	34,000	10,000	13,000	11,000	––
Operating leases	5,020,000	795,000	1,209,000	1,143,000	1,873,000
Interest	1,003,000	181,000	287,000	194,000	341,000
Total	$14,134,000	$3,564,000	$3,226,000	$2,930,000	$4,414,000

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of such period, were not effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As discussed elsewhere in this Amendment No. 1, the Company is restating its previously issued consolidated financial statements.  See "Item 6 -  Selected Financial Data,"  "Item 7 -  Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 8 - Financial Statements and Supplementary Data" and Note 2 to the consolidated financial statements for more detailed information regarding the restatement and the changes to previously issued consolidated financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  On September

11, 2008, the Company determined that it was necessary to restate certain of its previously issued consolidated financial statements and that such previously issued consolidated financial statements should no longer be relied upon.  The restatement resulted when the Company erroneously included the windfall tax benefit from options exercised in fiscal years 2005, 2006 and 2007 in its deferred tax assets, which arose as a result of the material weakness in our internal control over financial reporting described below.

Specifically, upon release of the valuation allowance in the fourth quarter of 2007, the Company improperly recorded a tax benefit of $1,819,000 related to the windfall tax benefits from options exercised in fiscal years 2005, 2006 and 2007 and failed to record an increase in paid in capital relating to options exercised during these periods.  To correct these errors in the fiscal year 2007 financials, the Company has reduced the tax benefit by $1,819,000, increased additional paid-in capital by $314,000 and decreased total deferred tax assets by $1,505,000.

The following material weakness was identified related to the Company's internal control over financial reporting:

Income Tax Review:   It was noted that a material misstatement occurred related to the release of the valuation allowance against the deferred tax asset.  Management did not have proper controls surrounding its review of income taxes.

In connection with the preparation of the 2008 Form 10-K, errors in the Company’s accounting and disclosure of income taxes were identified for the year 2007 by the Company’s new tax consultant, who had been hired at the start of fiscal year 2008. These errors relate particularly to deferred income tax calculation for the years 2005 to 2007 for the treatment of windfall tax benefits and resulted in a $1.8 million reduction in the deferred tax benefit of $7.0 million previously recognized (see Note 2 — Restatement of Consolidated Financial Statements, Notes to Consolidated Financial Statements included herein). As a result of these errors, the audit committee determined that restatement of its consolidated financial statements was required and that certain material weaknesses existed at the prior tax consultant. The tax consultant in place at the end of fiscal year 2007 was replaced in the first quarter of fiscal year 2008.  Based on their review, and in part as a result of the need for the restatement, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007.

Remediation of Material Weakness

Although the weakness as of June 30, 2007 only came to the Company’s attention in late August 2008, in connection with its preparation of the Annual report on Form 10-K for the fiscal year ended June 28, 2008, the Company had previously engaged a new tax consultant in the first quarter of fiscal 2008.  As a result of the engagement of this new consultant, the Company believes that the material weakness that existed as of June 30, 2007 has been remediated.

The Company will continue to evaluate the effectiveness of the remediation process and the actions taken to date as summarized above with the intent to fully remediate the material weakness in internal control over financial reporting after sufficient testing of the design and operating effectiveness of the additional controls can be performed successfully.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included in this Item 12 is hereby incorporated by reference from the 2007 Proxy Statement under the captions “Stock Option Plans” and "Voting Securities and Principal Holders Thereof."

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be included in this Item 13 is hereby incorporated by reference from the 2007 Proxy Statement under the caption "Certain Related Person Transactions” and “Director Independence.”

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be included in this Item 14 is hereby incorporated by reference from the 2007 Proxy Statement under the caption "Principal Accountant Fees and Services."

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

Financial Statements

Report of Independent Registered Public Accounting Firm BDO Seidman, LLP as of and for the year ended June 30, 2007 and June 24, 2006

Consolidated Balance Sheets as of June 30, 2007 and June 24, 2006.

Consolidated Statements of Income for the Fiscal Years Ended June 30, 2007, June 24, 2006 and June 25, 2005

Consolidated Statements of Changes in Stockholders' Equity and Other Comprehensive Income for the Fiscal Years Ended June 30, 2007, June 24, 2006 and June 25, 2005

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2007, June 24, 2006 and June 25, 2005

Notes to Consolidated Financial Statements

(2)

 Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)

Exhibits:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (2)

3.3	By-laws. (3)

10.1*	The Company's 1992 Stock Option Plan. (4)

10.2*	The Company's 1999 Stock Option Plan. (4)

10.3	Loan Contract dated April 19, 2006 with Credit Industriel de Normandie. (5)

10.4	Loan Contract dated May 23, 2006 with BNP Paribas. (6)

10.5	Lease and Lease Addendum No. 1 to Lease with Duke Shirley LLC, dated June 7, 2006. (7)
10.6	Loan and Security Agreement dated June 15, 2007 by and between Branch Banking and Trust Company and the Company(10,1). (8)

10.7	Promissory Note dated June 15, 2007 by and between Branch Banking and Trust Company and the Company(10.2). (8)

10.8	Loan Agreement dated June 15, 2007 by and between Branch Banking and Trust Company and the Company(10.3). (8)

10.9	Security Agreement dated June 15, 2007 by and between Branch Banking and Trust Company and the Company(10.4). (8)

21.1	Subsidiary of the Company

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

    (4) Incorporated by reference from the Registrant's two Registration Statements on Form S-8, dated April 5, 1993.

    (5) Incorporated by reference to exhibit 10.61 of the Registrant’s Form 8-K filed with the SEC on April 25, 2006.

    (6) Incorporated by reference to exhibit 10.62 of the Registrant’s Form 8-K filed with the SEC on May 30, 2006.

    (7) Incorporated by reference to exhibit 10.63 of the Registrant’s Form 8-K filed with the SEC on June 13, 2006.

    (8) Incorporated by reference to the exhibit in the preceding parenthetical of the Registrant’s Form 8-K filed with the SEC on June 15, 2007.

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

Date:  September 15, 2008

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc and subsidiary at June 30, 2007 and June 24, 2006 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying balance sheet as of June 30, 2007 and the related consolidated statements of income, stockholder’s equity, and cash flows for the year ended June 30, 2007 have been restated due to correction of errors involving income taxes.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Bethesda, Maryland

September 18, 2007, except for the effects of the restatement discussed in Note 2 which are as of September 15, 2008

CUISINE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	June 24, 2006
ASSETS
Current assets
Cash and cash equivalents	$546,000	$2,154,000
Trade accounts receivable, net (Note 3 and 6)	5,864,000	5,360,000
Inventory, net (Note 4 and 6)	15,081,000	9,461,000
Prepaid expenses	521,000	373,000
Accounts receivable, related party	57,000	25,000
Deferred tax assets (Note 7)	680,000	––
Other current assets	638,000	616,000
Assets from discontinued operations (Note 14)	––	6,000
TOTAL CURRENT ASSETS	23,387,000	17,995,000

Investments, non-current	375,000	375,000
Fixed assets, net (Note 5 and 6)	12,520,000	8,321,000
Restricted cash (Note 13)	66,000	5,000
Deferred tax assets, net (Note 7)	4,884,000	––
Other assets	83,000	70,000
TOTAL ASSETS	$41,315,000	$26,766,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,999,000	$5,831,000
Accrued payroll and related liabilities	2,486,000	2,455,000
Line-of-credit (Note 6)	1,811,000	1,000,000
Current portion of long-term debt (Note 6)	777,000	356,000
Liabilities from discontinued operations (Note 14)	––	150,000
TOTAL CURRENT LIABILITIES	12,073,000	9,792,000

Long-term debt, less current portion (Note 6)	5,523,000	3,321,000
Asset retirement obligation (Note 10)	499,000	398,000
Deferred rent	100,000	0
TOTAL LIABILITIES	18,195,000	13,511,000

Commitments and Contingencies (Note 9)	––	––

Stockholders' equity
Common stock - $.01 par value, 20,000,000 shares authorized,
16,623,191 and 16,439,191 shares issued and outstanding
at June 30, 2007 and June 24, 2006, respectively	166,000	165,000
Class B Stock - $.01 par value, 175,000 shares authorized,
none issued	––	––
Additional paid-in capital	28,248,000	27,516,000
Accumulated deficit	(6,402,000)	(15,127,000)
Accumulated other comprehensive income
Cumulative translation adjustment	1,108,000	701,000
TOTAL STOCKHOLDERS' EQUITY	23,120,000	13,255,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,315,000	$26,766,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

		Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Net sales (Note 13)	$80,331,000	$64,114,000	$46,246,000
Cost of goods sold (Note 11)	62,116,000	48,002,000	34,872,000
Gross margin	18,215,000	16,112,000	11,374,000

Research and development	909,000	632,000	625,000
Selling and marketing	7,688,000	6,603,000	4,912,000
General and administrative	6,051,000	5,136,000	3,865,000
Income before non operating expense and income taxes	3,567,000	3,741,000	1,972,000

Non operating income (expense)
Investment income	––	57,000	80,000
Interest expense	(238,000)	(131,000)	(170,000)
Loss on sale of investment	––	(49,000)	––
Other income, net	30,000	56,000	23,000
Total non-operating expense	(208,000)	(67,000)	(67,000)

Income before income taxes	3,359,000	3,674,000	1,905,000
Provision for income tax benefit (expense) (Note 7)	5,249,000	(20,000)	(19,000)
Income from continuing operations	8,608,000	3,654,000	1,886,000

Income (loss) from discontinued operations (Note 14)
Loss from operations of Cuisine Solutions Norway	––	––	(67,000)
Gain from dissolution of Cuisine Solutions Norway, net of tax	117,000	––	––
Loss from translation adjustment	––	––	(110,000)
Net income (loss) from discontinued operations	117,000	––	(177,000)
NET INCOME	$8,725,000	$3,654,000	$1,709,000

Per common share data
Basic earnings:
Income from continuing operations	$0.52	$0.22	$0.12
Income (loss) from discontinued operations	0.01	––	(0.01)
Net income	$0.53	$0.22	$0.11
Diluted earnings:
Income from continuing operations	$0.47	$0.20	$0.11
Income (loss) from discontinued operations	0.01	––	(0.01)
Net income	$0.48	$0.20	$0.10

Weighted average shares outstanding-basic	16,477,272	16,249,566	15,927,524
Common stock equivalents	1,851,379	1,922,799	1,610,746
Weighted average shares outstanding-diluted	18,328,651	18,172,365	17,538,270

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME

			Retained	Unrealized Gains
		Additional	Earnings	(Losses) on Debt	Cumulative	Total
	Common	Paid-In	(Accumulated	and Equity	Translation	Stockholders'
	Stock	Capital	Deficit)	Investments	Adjustment	Equity
Balance, June 26, 2004	$159,000	$26,380,000	$(20,490,000)	$17,000	$506,000	$6,572,000

Exercise of common stock options	2,000	208,000	––	––	––	210,000
Stock-based compensation	––	166,000	––	––	––	166,000
2005 Net income	––	––	1,709,000	––	––	1,709,000
Other comprehensive income
Unrealized losses on debt
and equity investments	––	––	––	(24,000)	––	(24,000)
Translation adjustment	––	––	––	––	18,000	18,000
Total comprehensive income						1,703,000

Balance, June 25, 2005	161,000	26,754,000	(18,781,000)	(7,000)	524,000	8,651,000

Exercise of common stock options	4,000	411,000	––	––	––	415,000
Stock-based compensation	––	351,000	––	––	––	351,000
2006 Net income	––	––	3,654,000	––	––	3,654,000
Other comprehensive income
Unrealized gain on debt
and equity investments	––	––	––	7,000	––	7,000
Translation adjustment	––	––	––	––	177,000	177,000
Total comprehensive income						3,838,000

Balance, June 24, 2006	165,000	27,516,000	(15,127,000)	––	701,000	13,255,000

Exercise of common stock options	1,000	172,000	––	––	––	173,000
Stock-based compensation	––	246,000	––	––	––	246,000
Windfall tax benefit		314,000				314,000
2007 Net income	––	––	8,725,000	––	––	8,725,000
Other comprehensive income
Translation adjustment	––	––	––	––	407,000	407,000
Total comprehensive income						9,132,000

Balance, June 30, 2007	$166,000	$28,248,000	$(6,402,000)	$––	$1,108,000	$23,120,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,725,000	$3,654,000	$1,709,000
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	1,445,000	730,000	901,000
Allowance for doubtful accounts	(300,000)	164,000	441,000
Inventory obsolescence reserve	(27,000)	(52,000)	317,000
Deferred tax credit	(5,564,000)	––	––
Loss on sale of investments	––	49,000	––
Stock-based compensation	246,000	351,000	166,000
Gain on disposal of assets of discontinued operations	––	––	(577,000)
Changes in assets and liabilities, net of effects of non-cash transactions:
Decrease (increase) in trade accounts receivable	9,000	(1,701,000)	(445,000)
Increase in inventory	(5,323,000)	(2,389,000)	(1,826,000)
Increase in prepaid expenses	(152,000)	(37,000)	(204,000)
(Increase) decrease in accounts receivable, related parties	(32,000)	70,000	(36,000)
Increase (decrease) in other assets	85,000	(393,000)	11,000
Increase (decrease) in accounts payable and accrued expenses	1,156,000	1,463,000	(33,000)
Increase in accrued payroll and related liabilities	18,000	896,000	291,000
Increase in deferred rent	100,000	––	––
Changes in assets and liabilities of discontinued operations	(144,000)	14,000	(300,000)
Net cash provided by operating activities	242,000	2,819,000	415,000

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(61,000)	(5,000)	––
Proceeds from investments	––	1,048,000	––
Capital expenditures	(5,181,000)	(4,616,000)	(1,241,000)
Net cash used in investing activities	(5,242,000)	(3,573,000)	(1,241,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	173,000	415,000	210,000
Net borrowings (repayment) on line-of-credit	811,000	(774,000)	1,774,000
Proceeds from debts	2,726,000	3,182,000	295,000
Repayment of debts	(354,000)	(1,101,000)	(695,000)
Repayment of note payable from discontinued operations	––	(1,031,000)	––
Net cash provided by financing activities	3,356,000	691,000	1,584,000
Effect of foreign exchange rate changes on cash and cash equivalents	36,000	46,000	18,000
Net (decrease) increase in cash and cash equivalents	(1,608,000)	(17,000)	776,000
Cash and cash equivalents, beginning of year	2,154,000	2,171,000	1,395,000

CASH and CASH EQUIVALENTS, END OF YEAR	$546,000	$2,154,000	$2,171,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$394,000	$189,000	$188,000
Cash paid during the year for income taxes	$1,000	$20,000	$19,000
Fixed assets acquired through capital leases	$31,000	$––	$––
Addition to fixed assets due to recognition of asset retirement obligation	$101,000	$398,000	$––

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial instruments, which consist primarily of cash and cash equivalents, trade receivables, accounts payable, line-of-credit and long-term debt to approximate the fair value of the respective assets and liabilities at June 30, 2007 and June 24, 2006.

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

EARNINGS PER SHARE

Basic earnings per common share are computed using the weighed-average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of shares outstanding during the year plus the incremental shares outstanding assuming the exercise of diluted stock options. Anti-dilutive options of 15,000 were not included in the computation for fiscal year 2007.  There were no anti-dilutive shares or options in fiscal years 2006 or 2005

FOREIGN CURRENCY TRANSLATION

The statements of income of the Company's foreign subsidiaries are translated to U.S. dollars using average exchange rates. Foreign subsidiaries’ balance sheets have been translated using the current exchange rates. The impact of the exchange rate changes on the translation of the Subsidiary's balance sheet is reflected as a component of Other Comprehensive Income in the Statements of Changes in Stockholders' Equity and Other Comprehensive Income. In fiscal 2005, the Company recognized a loss from translation adjustment of $110,000 related to winding down substantially all of the Norwegian operations.

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

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS

This Amendment No. 1 to Form 10-K amends the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, which the Company previously filed with the Securities and Exchange Commission on September 21, 2007.  The Company is filing this Amendment because during fiscal years 2005, 2006 and 2007, the Company improperly recorded certain windfall tax benefits resulting from option exercises as part of its net operating loss carryforward and its corresponding deferred tax assets and valuation allowance.  This resulted in windfall tax benefits (tax-effected) in the amount of $1,819,000 that erroneously reduced income tax expense in fiscal year 2007 upon the release of the valuation allowance.  There was no impact to cash or income from operations as a result of this change.

Prior to the Company’s adoption of Statement of Financial Accounting Standards 123R, Share Based Payment (“FAS 123R”) in fiscal year 2006, the proper accounting treatment of the windfall tax benefits was to include the amount of any such benefit in the deferred tax assets and in the valuation allowance.  Upon release of the valuation allowance, the amount related to the windfall tax benefits would increase stockholders’ equity in accordance with FAS 109, paragraphs 36(c) and 48.  Following the adoption of FAS 123R, however, the amount of the windfall tax benefits is not recognized until the tax deduction actually reduces taxes payable.

The Company erroneously included the windfall tax benefit from options exercised in fiscal years 2005, 2006 and 2007 in its deferred tax assets.  Upon release of the valuation allowance in the fourth quarter of 2007, the Company improperly recorded a tax benefit of $1,819,000 related to the windfall tax benefits from options exercised in fiscal years 2005, 2006 and 2007 and failed to record an increase in paid in capital relating to options exercised during these periods.  To correct these errors in the fiscal year 2007 financials, the Company has reduced the tax benefit by $1,819,000, increased additional paid-in capital by $314,000 and decreased total deferred tax assets by $1,505,000.

Impact on Previously Issued Financial Statements

The following table summarizes the impact of the restatement for the fiscal year ended June 30, 2007:

BALANCE SHEET CHANGES	As Reported June 30, 2007	Restatement		As Restated June 30, 2007
Deferred tax assets (Note 7)	$0		$680,000	$680,000
TOTAL CURRENT ASSETS	22,707,000		680,000	23,387,000
Deferred tax assets, net (Note 7)	7,069,000		(2,185,000)	4,884,000
TOTAL ASSETS	$42,820,000		$(1,505,000)	$41,315,000

TOTAL CURRENT LIABILITIES	$12,073,000		$0	$12,073,000

TOTAL LIABILITIES	18,195,000		0	18,195,000

Additional paid-in capital	27,934,000		314,000	28,248,000
Accumulated deficit	(4,583,000)		(1,819,000)	(6,402,000)
TOTAL STOCKHOLDERS' EQUITY	24,625,000		(1,505,000)	23,120,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,820,000		$(1,505,000)	$41,315,000

STATEMENT OF INCOME CHANGES
Provision for income tax benefit (expense) (Note 7)	$7,068,000		$(1,819,000)	$5,249,000
Income from continuing operations	10,427,000		(1,819,000)	8,608,000
Net Income	$10,544,000		$(1,819,000)	$8,725,000
Per common share data
Basic earnings:
Income from continuing operations	$0.63		$(0.11)	$0.52
Income (loss) from discontinued operations	0.01		––	0.01
Net income	$0.64	$	(0.11)	$0.53
Diluted earnings:
Income from continuing operations	$0.57		$(0.10)	$0.47
Income (loss) from discontinued operations	0.01		––	0.01
Net income	$0.58		$(0.10)	$0.48

NOTE 3 – TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable consisted of:

	June 30, 2007	June 24, 2006
Trade accounts receivable	$6,237,000	$6,022,000
Allowance for doubtful accounts	(373,000)	(662,000)
Trade accounts receivable, net	$5,864,000	$5,360,000

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

NOTE 4 – INVENTORY, NET

Inventory consisted of the following:

	June 30, 2007	June 24, 2006
Raw material	$4,626,000	$3,371,000
Frozen product & other finished goods	9,722,000	5,297,000
Packaging	989,000	1,074,000
	15,337,000	9,742,000
Less obsolescence reserve	(256,000)	(281,000)
	$15,081,000	$9,461,000

NOTE 5 – FIXED ASSETS, NET

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

NOTE 6 – DEBT

Debt, at June 30, 2007 and June 24, 2006 was as follows:

		2007 Principal Outstanding In Foreign	Interest	2007 Principal	2006 Principal
Description	Maturity	Currency	Rates	Outstanding	Outstanding
Term Loan	October 22, 2012	115,000	€5.7%	$155,000	$167,000
Term Loan	June 3, 2008	60,000	€3.3%	81,000	148,000
Term Loan	June 15, 2008	15,000	€4.0%	20,000	37,000
Term Loan	June 20, 2010	40,000	€3.8%	54,000	65,000
Term Loan	November 28, 2012	225,000	€2.8%	304,000	330,000
Term Loan	June 12, 2019	1,900,000	€3.6%	2,560,000	2,019,000
Term Loan	October 23, 2013	569,000	€3.8%	766,000	125,000
Term Loan	June 5, 2012		7.0%	1,718,000	––
Term Loan	October 5, 2010		7.3%	490,000	612,000
Term Loan	March 15, 2010		6.8%	118,000	156,000
Line of credit	June 15, 2009		LIBOR+2.25%	1,811,000	––
Line of credit	November 1, 2006		Prime+0.5%	––	1,000,000
Capital Lease	January 28, 2008		8.3%	––	8,000
Capital Lease	September 18, 2008		19.4%	6,000	10,000
Capital Lease	December 31, 2011		8.4%	28,000	––
			Total	$8,111,000	$4,677,000
		Less: current portion		2,588,000	1,356,000
		Non-current portion		$5,523,000	$3,321,000

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

Debt maturities during each of the next five fiscal years and thereafter on an aggregate basis at June 30, 2007 are as follows:

2008	$2,588,000
2009	821,000
2010	909,000
2011	809,000
2012	784,000
Thereafter	2,200,000
Total	$8,111,000

NOTE 7 - INCOME TAXES

Income before income tax provision includes the following:

	Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Domestic	$3,044,000	$3,277,000	$1,514,000
Foreign	315,000	397,000	391,000
Total	$3,359,000	$3,674,000	$1,905,000

The composition of the provision for income taxes attributable to operations was:

	Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Current:
Federal	$––	$––	$––
State	1,000	––	––
Foreign	––	20,000	19,000
	1,000	20,000	19,000
Deferred:
Federal	$824,000	$––	$––
State	145,000	––	––
Foreign	1,039,000	––	––
	2,008,000	––	––

Reversal of valuation allowance:	$(7,258,000)	$––	$––

Income tax (benefit) expense	$(5,249,000)	$20,000	$19,000

The differences between amounts computed by applying the statutory federal income tax rates to income from operations and the total income tax benefit applicable to operations were as follows:

	Year Ended
	June 30, 2007	June 24, 2006	June 25, 2005
Federal tax expense at statutory rates	$1,242,000	$1,114,000	$581,000
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	564,000	151,000	(584,000)
State income taxes, net	145,000	203,000	57,000
France minimum taxes	––	20,000	19,000
Credits	––	––	(27,000)
Period effect of change in valuation allowance	(7,258,000)	(1,505,000)	222,000
Permanent differences	38,000	40,000	(249,000)
Other, net	19,000	(3,000)	––
Total	$(5,250,000)	$20,000	$19,000

The significant components of deferred tax assets are as follows:

	Year Ended
	June 30, 2007	June 24, 2006
Deferred tax assets:
NOL – US	$4,083,000	$5,992,000
NOL – Norway	––	1,356,000
NOL – France	794,000	415,000
Capital losses	43,000	63,000
Foreign other	12,000	74,000
Inventory adjustment	90,000	121,000
Basis difference in investments	––	793,000
Property and equipment	272,000	249,000
Allowance for bad debts		210,000
Stock options	220,000	241,000
Other	270,000	191,000
Total deferred tax assets	5,784,000	9,705,000

Less: Deferred tax liabilities
Worthless stock – Norway	––	408,000
Net deferred tax assets	5,784,000	9,297,000

Less: Valuation allowance	(220,000)	9,297,000
Net deferred tax	$5,564,000	$––

In fiscal year 2007 the Company reversed substantially all of the valuation allowance related to our deferred tax assets since it is more likely than not these assets will be realized.  This determination was primarily based on cumulative positive earnings in recent years and projected taxable income.  In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence including our past operating results and our forecast of future taxable income.  The Company has previously provided a valuation allowance against its deferred tax assets since the realization of these tax benefits could not be reasonably assured. The net changes in total valuation allowance for the years ended June 30, 2007 and June 24, 2006 were a decrease of $7,258,000 and a decrease of $222,000, respectively, using an estimated tax rate of 40%.

The foreign net operating loss carry-forward can only be used to offset taxable income in the country where the loss carry-forward was generated. These operating loss carry-forwards are available to offset future foreign income, if any, through 2015.

The Company has net operating loss carry-forwards for U.S. Federal and state income tax purposes of $13,970,000 (including windfall tax benefits from stock options exercised of $3,762,000) at June 30, 2007, which is available to offset future federal and state taxable income, if any, through 2025.  Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, are greater than 50%.  The effects of any potential ownership changes, if any, have not been analyzed by the Company.  Management believes there have been no significant ownership changes that would impact the use of net operating losses.

During the year ended June 30, 2007, stock options were exercised for the purchase of 184,000 shares of common stock.  The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value at the time of exercise over the exercise price.  In accordance with SFAS 123(R), the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce its income tax liability.  The Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements.  At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase to additional paid in capital.  The cumulative amount of unrecognized tax benefits at June 30, 2007 was $1,505,000.

NOTE 8 - EMPLOYEE BENEFITS

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

During fiscal year 2000, the Company adopted the 1999 Stock Option Plan which provides for up to 2,600,000 shares of the Company's Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company.  As of June 30, 2007, there are 285,597 shares are available for future option grants under the 1999 Plan.  All of the grants under this plan have been issued as non-qualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007, 2006 and 2005 as follows:

	June 30, 2007	June 24, 2006	June 25, 2005
Expected dividend yield	––	––	––
Risk-free interest rate	4.61%	3.9%	4.2%
Total option life	10	10	10
Expected life (in years)	4	5	6
Expected volatility	73%	179%	251%

The expected life of option is based on the weighted-average years of post-vesting employment termination and employees’ exercises or forfeiture history.  The expected volatility is estimated based on the past three-year average closing prices of the Company’s stock.  None of the Company’s outstanding option awards have post-vesting restrictions.

The following is a summary of stock option activity during the years ended June 30, 2007, June 24, 2006 and June 25, 2005:

		Weighted	Aggregate		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value		Exercise	Value
	2007	Price	(in 000’s)	2006	Price	(in 000’s)	2005	Price
Options outstanding, beginning of year:	2,448,099	$0.99		2,795,968	$1.02		2,893,616	$1.02
Granted	72,000	6.00		18,034	0.01		188,852	1.34
Exercised	(184,000)	0.94		(365,903)	1.13		(238,500)	.088
Forfeited or expired	(82,000)	––		0	––		(48,000)	––

Options outstanding, end of year	2,254,500	$1.13	$11,160	2,448,099	$0.99	$488	2,795,968	$1.02	$ ***

Weighted average remaining contractual term	5.12			5.45			4.86

Options exercisable at end of year	2,204,500	$1.00	$11,140	2,194,349	$0.99	$483	2,252,218	$1.04	$ ***

Weighted average remaining contractual term	5.02			5.20			4.73

Options exercisable at end of year and expected to be exercisable **	2,254,500	$1.13	$11,160	2,448,099	$0.99	$488	***	***	***

*

The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on fiscal year end 2007, 2006 and 2005 and the exercise price of the underlying options.  The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2007 and June 24, 2006 were $898,000 and $2,803,000, respectively.

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

Effective June 26, 2005, the Company adopted the fair value recognition provisions of FASB SFAS Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using modified prospective-transition method. Under that transition method, compensation cost recognized in the fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 25, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to June 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result, a non-cash charge of $134,000 was charged to compensation expense during fiscal year 2006.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – ASSET RETIREMENT OBLIGATION

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

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES

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

NOTE 12 – GEOGRAPHIC INFORMATION

Revenues to external customers are attributed to individual countries based upon the location of the customer.  Revenue by geographic area are as follows:

Fiscal year ended:	June 30, 2007	June 24, 2006	June 25, 2005
USA	$55,866,000	$43,732,000	$29,250,000
France	18,296,000	16,018,000	14,482,000
UK	4,071,000	3,611,000	2,136,000
Germany	1,540,000	601,000	375,000
Spain	558,000	152,000	3,000
Net Sales	$80,331,000	$64,114,000	$46,246,000

Long lived assets consisting of property and equipment by geographic area are as follows:

	June 30, 2007	June 24, 2006
USA	$6,903,000	$3,824,000
France	5,617,000	4,497,000
Total	$12,520,000	$8,321,000

NOTE 13 - SIGNIFICANT CUSTOMERS/SUPPLIERS

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

NOTE 14 – DISCONTINUED OPERATIONS

The Company discontinued its manufacturing operations in Norway on October 26, 2004 as the Company had incurred consecutive losses from its operations in Norway since inception. Cuisine Solutions Norway was dissolved and its business registration was deleted in Norway in fiscal year 2007.

The assets and liabilities from discontinued operations at June 30, 2007, and June 24, 2006 are as follows:

	June 30, 2007	June 24, 2006
Assets from discontinued operations:
Cash and cash equivalents	$––	$––
Other assets	––	6,000
Total assets from discontinued operations	$––	$6,000

Liabilities from discontinued operations:
Accounts payable and accrued expenses	$––	$150,000
Note payable	––	––
Total liabilities from discontinued operations	$––	$150,000

The following amounts related to Cuisine Solutions Norway have been segregated from continuing operations and reflected are as follows:

	Year ended
	June 30, 2007	June 24, 2006	June 25, 2005
Net Sales	$––	$––	$32,000
Expenses:
Cost of goods sold	––	––	127,000
Selling and administrative expenses	––	––	1,000
Other operating expense	––	––	463,000
Interest expense	––	––	86,000
Other income	––	––	(1,000)
Loss from discontinued operations	––	––	(644,000)
Gain from disposal of assets	––	––	577,000
Loss from translation adjustments	––	––	(110,000)
Gain on dissolution, net of tax	117,000	––	––
Income (loss) from discontinued operations	$117,000	$––	$(177,000)

NOTE 15 - QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

In management's opinion, the interim financial data below reflects all adjustments necessary to fairly state the results of the interim period presented. All adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

	(in thousands, except per share amounts)
	FISCAL YEAR 2007 QUARTERS ENDED
	September 16, 2006	December 9, 2006	March 31, 2007*	June 30, 2007
Net sales	$14,206	$23,248	$23,898	$18,979
Gross margin	3,170	5,782	5,046	4,216
Income from continuing operations*	525	1,628	6,679	(224)
Income from discontinued operations, net of tax	––	––	116	1
Net income	525	1,628	6,795	(223)
Net income per share – basic	$0.03	$0.10	$0.41	$(0.01)
Net income per share – diluted	$0.03	$0.09	$0.37	$(0.01)
* 3rd quarter results reflect $6,081 deferred tax valuation reserve reversal
	FISCAL YEAR 2006 QUARTERS ENDED
	September 17, 2005	December 10, 2005	April 1, 2006	June 24, 2006
Net sales	$14,752	$16,595	$17,967	$14,800
Gross margin**	4,109	4,124	4,427	3,452
Income from continuing operations	1,522	787	659	686
Net income	1,522	787	659	686
Net income per share-basic	$0.09	$0.05	$0.04	$0.04
Net income per share-diluted	$0.08	$0.04	$0.04	$0.04
** reflects minor presentation changes for fiscal year 2006

SCHEDULE II

CUISINE SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions	Reduction/	Balance at
	Beginning	charged to	write-off to	End of
	of Period	operations	allowance	Period
Year ended June 25, 2005
Allowance for doubtful accounts	$68,000	$441,000	$16,000	$493,000
Allowance for obsolete inventory	$162,000	$317,000	$148,000	$331,000

Year ended June 24, 2006
Allowance for doubtful accounts	$493,000	$173,000	$4,000	$662,000
Allowance for obsolete inventory	$331,000	$––	$50,000	$281,000

Year ended June 30, 2007
Allowance for doubtful accounts	$662,000	$––	$289,000	$373,000
Allowance for obsolete inventory	$281,000	$––	$25,000	$256,000