Form 10-K
period 2008-06-28
CUISINE SOLUTIONS INC
filed 2008-09-17
CIK 737602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 28, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

CUISINE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

———————

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

NONE
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓ Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.		✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 15, 2007 as reported on the American Stock Exchange, was approximately $23,801,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of September 15, 2008, there were 17,449,194 shares outstanding of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

PART I

ITEM 1.

BUSINESS

Unless the context otherwise requires, when used in this report, the terms “Cuisine Solutions,” the “Company”, “we” and “us” refer to Cuisine Solutions, Inc. and its subsidiaries and joint ventures: FiveLeaf, Inc., “Cuisine Solutions France” refers to the Company’s wholly-owned French subsidiary Cuisine Solutions, S.A.S., and “Cuisine Solutions Chile” refers to Cuisine Solutions Chile, S.A., a corporation in which the Company owns a minority interest.

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

Description of Business

We produce and market premium, fully-cooked, frozen and prepared foods to a variety of channels and geographic regions.  We believe that we are recognized in the market place as having the highest quality frozen food product line in the world.   Our motto is:  exceptional food for exceptional events with ultimate convenience.

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

Our offerings also include appetizers and desserts. In May of 2006 we purchased a plant in Le Pertre, France, where we installed the new line for the production of Mini Deliss desserts and Mini Savories hors d’oeuvres. These appetizers and mini desserts are an important part of Cuisine Solutions' growing repertoire of premium frozen foods.

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

Manufacturing

We have manufacturing sites in Alexandria, VA, Louviers and Le Pertre, France and a minority interest in a facility in Puerto Montt, Chile that produces Atlantic salmon, whitefish and shellfish.

Distribution

Most of our sales are frozen products shipped throughout the U.S. and Europe. We produce a diversified product mix for Europe and the U.S., while we fulfill much of our international distribution of salmon through products produced by Cuisine Solutions Chile. All products are shipped frozen except for some retail sales in France, which are shipped refrigerated. We maintained one additional third-party warehouse for storage in France and five third-party outside warehouses in the U.S. at the end of fiscal year 2008. Most of the warehouses were secured to meet the demands of foodservice customers for short lead times and product availability. We can quickly and easily add or reduce outside warehouses when and where it is deemed necessary.

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

•

National Restaurant Chains: Casual dining multi-unit restaurants.

Raw Material Status

In fiscal year 2009, we intend to seek greater cost savings by negotiating with our suppliers for further price reductions due to increased purchasing volumes and buying at favorable times during the year when certain raw materials are in less demand or the supply is greater.  Due to recent economic difficulties we have seen raw material prices generally rise and are less cyclical than in the past.

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

Customer Dependency

During fiscal year 2008 and 2007, PWC/Agility, a distributor to the U.S. Military represented 13.7% and 4.4%, respectively, of our total revenue.  Ocean Direct, a distributor to the U.S. Army represented 1.1% and 10.7%, respectively, of our total revenue and a retail customer, Costco, accounted for 8.8% and 15.3% , respectively, of our total revenue during fiscal year 2008 and 2007.

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

Research & Development

We spent $1,067,000 and $909,000 in research and development expenses in fiscal years 2008 and 2007, respectively. We maintain a staff of experienced culinary and food science professionals in order to provide the marketplace with innovative products on a continuous basis. Our chefs and scientists in the U.S. and Europe provide us with the latest in culinary trends from around the world.

Regulations

We are subject to various Federal, state and local laws affecting our business, including health, sanitation and safety regulations. U.S. Department of Agriculture (“USDA”), Food Safety and Inspection Service (“FSIS”) group and the Food and Drug Administration (“FDA”) have promulgated specific regulations containing requirements for the processing of certain meat and poultry products.  FSIS permits establishments to develop total quality control (“TQC”) systems.  TQC systems encompass all aspects of product processing and must include procedures for raw material control; the nature and frequency of tests to be made; the critical check or control points to be addressed; the nature of charts and other records that will be used; the length of time such charts and records will be maintained; the nature of deficiencies the system is designed to identify and control; the parameters or limits that will be used; and the points at which corrective action will occur and the nature of such corrective action -- ranging from the least to the most severe.  All of our facilities follow the Hazard Analysis Critical Control Points (“HACCP”) program and are audited by international third-party auditors such as NSF-Cook and Thurber, Steritech or SGS.  In addition, our France facilities comply with International Food Standards (“IFS”) as well as the British Retail Consortium (“BRC”).  We believe our operations comply in all material respects with applicable laws and regulations.  We were recently approved to sell meat to the European Marketplace.

Employees

As of June 28, 2008 we employed approximately 354 persons, including 347 full-time employees and 7 part-time employees and corporate staff.  We believe that our relations with our employees are good.

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

Moreover, because we sell to the government indirectly through a number of prime contractors, if governmental investigations or audits uncover improper or illegal activities by a prime contractor to whom we sell our products, or if the Military sales to a prime contractor are discontinued or decreased, then our revenue and results of operations may be negatively impacted.   We are aware that one prime contractor through which we sell our products is the subject of a governmental investigation.  To date, we have not been adversely impacted as a result of the investigation, however, this or other similar investigations or audits may have a material adverse effect on our revenues and results of operations in the future.

Fluctuation in the availability and price of raw materials may increase our operating costs, resulting in an adverse impact on our margins.

We purchase certain raw materials that are subject to availability and price fluctuations caused by factors beyond our control, including seasonality, market demand, inflation, weather and environmental conditions, currency fluctuations and other factors.  While the movements of raw material costs and the fluctuation of availability are uncertain in fiscal 2009, we continue to develop strategic purchasing programs to purchase our raw materials from a number of different suppliers internationally with annual arrangements.  However, the implementation of these strategies might not effectively limit or eliminate the exposure to a decline in operating results due to changes in raw material prices and availability.  Therefore, we cannot assure you that future costs and availability fluctuations in raw material will not have a negative impact on our margins, and we may be unable to raise the prices of our products to offset these increased costs in the short-term or at all.  As a result, our business, financial position or results of operations may be materially and adversely affected.  Changes in governmental and agricultural regulations and programs may also impact our ability to source products internationally.

The markets in which we compete are highly competitive.

The food industry is highly competitive.  While we currently face little direct competition in the U.S. from very large competitors in the premium, fully cooked, frozen food market, these potential competitors could choose to enter our markets.  Such companies are larger and have access to significantly greater financial, managerial, sales, technical and other resources than us.  If large food companies elect to enter the premium markets in which we compete, they could outspend us and decrease our market share and potentially drive down prevailing prices in these markets, which would have a material adverse impact on our business, results of operations and financial condition.  Within Europe we face direct sous-vide competition from a number of manufacturers.  Many of these are similar or larger in size and compete directly in the same markets of Food Service, On Board Services and Retail channels in Europe.

The market for our common stock is characterized by relatively low trading volume, and high trading volume could result in a significant decline in our stock price.

The market for our common stock is characterized by low and somewhat sporadic trading volume, which has extreme price volatility.  A large volume of stock being sold into the market at any one time or over a short period of time, or the perception that such events will occur, could cause our stock price to rapidly decline.

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

In fiscal year 2008, 34.6% of our sales were generated in foreign countries.  Our foreign operations are subject to the risks described in this section, as well as risks related to fluctuations in the value of the U.S. dollar as compared to the local currencies, economic and political uncertainties in such countries.  Our subsidiaries conduct their business in local currency and, for purposes of financial reporting, their results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period.  During times of a strengthening U.S. dollar, our reported revenues and operating income will be reduced because the local currency will be translated into fewer U.S. dollars.  As a result, the foreign exchange fluctuations could adversely affect our profitability.

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

Increases in interest rates may have an adverse impact on our profitability.

Increases in interest rates can make it more difficult and expensive to obtain the funds needed to operate our businesses.  As of June 28, 2008 we had no outstanding short-term borrowings on our $7,500,000 and $6,000,000 lines of credit which accrue interest at a variable rate based on prevailing interest rates (4.71% as of June 28, 2008).  We have not used derivative financial instruments to hedge our interest rate exposure.  Increases in interest rates would increase our interest expense and adversely affect our results of operations. Therefore, we cannot assure that future interest rate increases and borrowings will not have a negative impact on our business, financial position or operating results.

Members of the Vilgrain family and their affiliates control a majority of our common stock and are able to exert significant control over our future direction.

Members of the Vilgrain family and their affiliates together control approximately 56.2% of our outstanding common stock.  As a result, these stockholders, if they act together, are able to exert significant influence, as a practical matter, on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Additionally, three members of the Vilgrain family serve on our board of directors, including Stanislas Vilgrain, who also serves as our Chief Executive Officer and President and Mr. Jean-Louis Vilgrain who serves as our Chairman of the Board. As a result, this concentration of ownership and representation on our board of directors and management may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets and might reduce the market price of our common stock.

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

There are no other material pending legal proceedings, other than ordinary, routine litigation incidental to the Company’s business, to which the Company or its subsidiaries is a party or to which any of its property is subject.  Management does not believe that any amounts it may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the American Stock Exchange (“AMEX”) under the symbol “FZN.” The following table shows, for the periods indicated, the high and low common stock closing prices as quoted on AMEX. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended June 30, 2007:
First Quarter – September 16, 2006	$5.44	$4.55
Second Quarter – December 9, 2006	5.99	4.75
Third Quarter – March 31, 2007	8.04	5.13
Fourth Quarter – June 30, 2007	7.83	5.56
Fiscal Year Ended June 28, 2008:
First Quarter – September 22, 2007	$6.47	$4.99
Second Quarter – December 15, 2007	6.10	4.12
Third Quarter – April 5, 2008	4.35	2.85
Fourth Quarter – June 28, 2008	3.15	1.94

As of September 10, 2008, there were approximately 524 record holders of our common stock.  We currently intend to retain all available funds and future earnings, if any, for use in the operation and expansion of our business.  We did not repurchase any shares of common stock in the fourth quarter of fiscal 2008.

Dividends

No dividends were paid during fiscal year 2008 or 2007. Any future determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, restriction in our credit facilities and other factors deemed relevant to the Board of Directors.

Recent Sales of Unregistered Securities

There were no unregistered sales of securities during the fiscal year ended June 28, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of June 28, 2008:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,854,500	$1.34	1,885,597
Equity compensation plans not approved by security holders	0	0	0
Total	3,854,500	$1.34	1,885,597

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the audited consolidated financial statements and the accompanying notes included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and assumptions. Our actual results and the timing of events may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed in “Risk Factors” and elsewhere in this Form 10-K and those listed in other documents we have filed with the Securities and Exchange Commission(the “SEC”).

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

Trade receivables are reported in the consolidated balance sheets net of the allowance for doubtful accounts. Generally, we consider receivables past due 30 days subsequent to the billing date.  We perform ongoing credit evaluations of our customers and generally extend credit without requiring collateral.  We maintain an allowance for doubtful accounts, which is determined based on historical collection experience or changes in the financial condition of our customers.  As these factors change, our allowance for doubtful accounts may change in subsequent accounting periods.  Generally, losses have historically been within management’s expectations and have not been significant.  As of June 28, 2008 and June 30, 2007, we maintained an allowance for doubtful accounts of approximately $413,000 and $373,000, or 4.8% and 6.0% of gross accounts receivable, respectively.

We determine the inventory obsolescence reserve based on management’s historical experience and establish reserves against inventory according to the age of the product. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns.  Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve.  Total inventory obsolescence reserve as of June 28, 2008 and June 30, 2007 were $469,000 and $256,000 or 4.0% and 1.7% of total inventory, respectively.

We account for corporate income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary timing differences between the book carrying amounts and the tax basis of assets and liabilities. Future tax benefits are subject to a valuation allowance to the extent of the likelihood that the deferred tax assets may not be realized. We had a net operating loss carry-forward for U.S. Federal and state income tax purposes of approximately $15,450,000 as of June 28, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after the adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Effective July 1, 2007, we adopted the provisions of FIN 48 and the effect of the adoption was not material.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141R”). SFAS 141R clarifies the information that a reporting entity provides in its financial reports about a business combination and it replaces SFAS No. 141. SFAS 141R revises the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post-acquisition exit activities of acquired businesses. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting beginning on or after December 15, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued Staff Position No. SFAS 157-2,  Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  We have not yet assessed the impact of adopting SFAS 157.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires noncontrolling (minority) interests to be reported as a component of equity on the balance sheet, to include all earnings of a consolidated subsidiary in consolidated results of operations and to treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. SFAS 160 will be effective for us during our fiscal year beginning June 28, 2009.  We have not yet assessed the impact of adopting SFAS 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 and is intended to provide users of financial statements with an enhanced understanding of (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning June 28, 2009. We are currently evaluating the provisions of SFAS 161 to determine the impact on its consolidated financial statements.  We have not yet assessed the impact of adopting SFAS 161.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with General Accepted Accounting Principles. We have not yet assessed the impact of adopting SFAS 162.

In May 2008, the FASB also issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”). SFAS 163 relates to recognition and measurement of premium revenue and claim liabilities and to disclosures. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. The recognition approach for a claim liability relating to a financial guarantee insurance contract requires that an insurance enterprise recognize a claim liability when the insurance enterprise expects, based on the present value of expected net cash outflows to be paid under the insurance contract discounted using a risk-free rate, that a claim loss will exceed the unearned premium revenue. An insurance enterprise is required to provide expanded disclosures about financial guarantee insurance contracts. Those disclosures would focus, in part, on the information included in the risk-management activities used by the insurance enterprise to evaluate credit deterioration in its insured financial obligations. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We have not yet assessed the impact of adopting SFAS 163.

RESULTS OF OPERATIONS

Fiscal year ended June 28, 2008 (52 weeks) compared to fiscal year ended June 30, 2007 (53 weeks)

NET SALES

By Geographic Region	June 28, 2008	June 30, 2007	% change
USA Sales	$57,255,000	$55,866,000	2.5%
Europe Sales	29,535,000	24,150,000	22.3%
Rest of World Sales	689,000	315,000	118.7%
Net Sales	$87,479,000	$80,331,000	8.9%

	June 28, 2008	June 30, 2007	% change
Existing products	$69,002,000	$63,603,000	8.5%
New products	18,477,000	16,728,000	10.5%
Net Sales	$87,479,000	$80,331,000	8.9%

By Channel	June 28, 2008	June 30, 2007	% change
On Board Services	$24,637,000	$19,385,000	27.1%
Food Service	14,621,000	13,693,000	6.8%
Retail	21,665,000	23,766,000	(8.8%)
Military	17,864,000	17,612,000	1.4%
National Restaurant Chain	8,692,000	5,875,000	47.9%
Net Sales	$87,479,000	$80,331,000	8.9%

Net Sales of $87,479,000 for fiscal year 2008 increased $7,148,000, or 8.9%, over prior fiscal year sales of $80,331,000.  We do not have any defined segments since all of our products are produced similarly despite the sales channel or area of distribution.  Our new product sales rose to $18,477,000 in fiscal year 2008 from prior fiscal year 2007 new product sales of $16,728,000, a 10.5% increase.  These new product sales are defined as sales over the first year of introduction.  For fiscal year 2008 we had gains in all sales channels other than retail, with our largest channel, On Board Services, increasing by 27.1% over prior fiscal year 2007, a gain of approximately $5.3 million.  Retail net sales decreased over $2.1 million, or 8.8%, reflecting the loss of promotions to Costco, offset partially by gains in other retail customers.  While we consider new products and channel information helpful to the reader we cannot forecast any particular trends for our sales as a result of such information.  Our sales cycle can run over one year in certain markets before recognizing a sale.

GROSS MARGIN

The gross margin decreased this fiscal year 2008 to 20.6%, compared to the prior fiscal year 2007 of 22.7%. This margin reduction can be attributed to higher raw materials costs, increases in raw materials due solely to a weak U.S. dollar, fuel surcharges, increases in facility expansion and increased costs associated with new product introductions.  While we strive to attain a 30% gross margin target, our sales growth and new product introductions are below target margins.  At this time we are unable to project whether our margins will increase or decrease due to the current economic situation both in the U.S. and Europe.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased in fiscal year 2008 to $1,067,000 from prior fiscal year 2007 of $909,000, a 17.4% increase.  These expenses represented 5.8% and 5.4%, respectively, of the amount of new products sold in the past year.  Much of research and development occurs well before an actual sale and the cycle can last over one year in certain markets.  The increase is primarily related to increased salaries from additional staff and travel expenses.

SELLING AND MARKETING EXPENSES

Our sales and marketing teams are focused on customers primarily in the U.S. and Europe.  Expenses for fiscal year 2008 increased $509,000 to $8,197,000, or 6.6%, over prior fiscal year 2007 expenses of $7,688,000 (selling and marketing expenses represented 9.3% and 9.5% of revenue for fiscal 2008 and 2007, respectively).  This increase was primarily related to increased costs due to our new Spain office of $498,000 and increased consulting costs of $168,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for fiscal year 2008 increased $2,550,000 to $8,601,000, or 42%, over prior fiscal year 2007 expenses of $6,051,000 (general and administrative expenses represented 9.8% and 7.5% of revenue for fiscal 2008 and 2007, respectively).  Most of this increase was related to costs associated with personnel reductions in France of $590,000, legal fees and public company expenses of $397,000, increased staff salaries in the U.S. of $350,000, new system expenses of $209,000 and travel expense increases of $92,000.

NON-OPERATING INCOME AND EXPENSE

Non-operating expense decreased to $189,000 in fiscal year 2008 from $208,000 in fiscal year 2007, due primarily to the increases in interest expense of $196,000 relating to increased borrowings in France, offset by other income increases of $206,000 from fees for training and consulting.

INCOME BEFORE INCOME TAXES

Income before income taxes in fiscal year 2008 of $8,000 decreased from fiscal year 2007 of $3,359,000, a decrease of $3,351,000.  This decrease is primarily related to lower margin percentage principally from higher raw material costs resulting in approximately $1,750,000 decrease in related margins, increases in Selling and Marketing expenses related to increased revenue and General Administrative expenses related to higher costs from personnel reductions, public company expenses and improvements to infrastructure.

INCOME TAXES

The effective income tax rate was (450.0)% and (156.3)% in fiscal years 2008 and 2007, respectively.  In fiscal year 2007, as a result of positive earnings in recent years, the effective income tax rate differed from the applicable mixed statutory rate of approximately 38.0% primarily due to the Company’s current year release of valuation allowances of $7,258,000 resulting in a (194.3)% reduction in effective tax.

NET INCOME

Net income decreased $8,681,000 to $44,000 for fiscal year 2008 from $8,725,000 in fiscal year 2007.  This decrease is primarily related to the release in the prior year of the valuation allowance in the amount of $5,249,000 as well as lower margin percentage principally from higher raw material costs resulting in approximately a $1,750,000 decrease in potential margins, increases in Selling and Marketing relevant to increased revenue and General and Administrative expenses relevant to higher costs from personnel reductions, public company expenses and improvements to infrastructure.

IMPACT OF INFLATION AND THE ECONOMY

Inflation in labor and ingredient costs can significantly affect the Company's operations. In fiscal 2008, many of the Company’s employees were paid hourly rates related to, but generally higher than the federal minimum rates. The Company’s sales pricing structure allows for the fluctuation of raw material prices and fuel costs.  As a result, market price variations do not significantly affect the gross margin realized on product sales. However, most customers require a sixty-day notice for price changes in order to update their internal systems and evaluate the impact of price changes. Therefore, in the event of a continuous commodity price increase, the Company must either absorb the price increase during that sixty-day period or discontinue sales to the customer, and risk losing the long-term business relationship.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of fiscal years 2008 and 2007 are as follows:

	June 28,	June 30,
	2008	2007
Liquidity Ratios
Current ratio	2.1	1.9
Receivables turnover	12.4	14.3
Days sales in receivables	34.4	26.6
Inventory turnover	10.5	5.1
Days sales in inventory	59.4	88.6
Leverage Ratio
Long-term debt to equity	26.6%	27.2%
Operating Ratios
Return on investment	0.2%	37.7%
Return on assets	0.1%	21.1%

Cash, cash equivalents, and short-term marketable securities were $1,016,000 at the end of fiscal year 2008 compared to $546,000 at the end of fiscal year 2007 due primarily to the reduction of working capital line of credit balance to zero and improved results in France.

During fiscal 2008, net cash provided by operating activities was $3,427,000 compared to $242,000 in fiscal 2007. The increase in net cash by operating activities was primarily due to changes in working capital items, including: decreases in inventory of $4,216,000, which were partially offset by increases in accounts receivable of $1,907,000 and accounts payable and accrued expenses of $1,520,000.

Net cash used in investing activities was $2,461,000 in fiscal year 2008, compared to $5,242,000 in fiscal year 2007. The decrease was due primarily to the previous year expansion activities at the U.S. facility, including increased capacity as well as additional production related expenses in France.  Current year projects were general in nature.  Projected capital expenditures for fiscal year 2009 are estimated to be between $3,000,000 and $5,000,000.

Net cash used in financing activities was $580,000 in fiscal 2008 compared to net cash provided by financing activities of $3,356,000 in fiscal 2007.  This decrease was primarily a result of the Company paying down certain debts.

On June 15, 2007, the Company entered into two separate lines of credit with Branch Banking and Trust Company (“BB&T”) with a total maximum borrowing amount of $13.5 million.  Both lines of credit bear an annual interest rate of LIBOR plus 2.25%. The first line of credit, with a maximum borrowing amount of $7.5 million and a maturity date of June 15, 2009, is secured by our accounts receivables and inventory; while the second line of credit, with a maximum borrowing amount of $6 million and a maturity of June 15, 2010, is guaranteed by Food Investors Corporation (“FIC”), an affiliate of ours, and secured by real estate owned by FIC.  As of June 28, 2008, there was $0 outstanding on either line of credit with a current interest rate of 4.71%.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our significant contractual obligations as of June 28, 2008 were for debt, asset retirement obligation, and capital and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. We have not engaged in commodity contract trading or significant related party transactions.

		Payments Due by Period
Contractual Obligations	Total	Less than year	1 - 3 years	4 - 5 years	More than 5 years
Debt payable – current	$1,950,000	$1,950,000	$––	$––	$––
Debt payable – long term	5,671,000	––	2,433,000	1,262,000	1,976,000
Capital leases	22,000	5,000	13,000	4,000	––
Operating leases	4,719,000	809,000	1,277,000	1,254,000	1,380,000
Interest	762,000	199,000	279,000	128,000	155,000
Total	$13,124,000	$2,963,000	$4,002,000	$2,648,000	$3,511,000

Assuming that there are no significant changes to our business plan, management also anticipates generating positive cash flow from operations during fiscal year 2009.  Management believes that the combination of cash on hand, cash flows from operations and available credit facilities will provide sufficient liquidity to meet our ongoing cash requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, as of June 28, 2008.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included in Item 15 of this Form 10-K.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as required by Rules 13a-15(e) and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308T(a) of Regulation S-K (Internal Control Report). Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of June 28, 2008. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of June 28, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 28, 2008 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) with the SEC pursuant to Regulation 14A not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K.  Only those sections of the 2008 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be included in this Item 10 will be set forth in the 2008 Proxy Statement under the captions “Election of Directors,” “Executive Officers,” “Section 16 Compliance” and “Code of Ethics” and is incorporated in this report by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information required to be included in this Item 11 is hereby incorporated by reference from the 2008 Proxy Statement under the caption “Executive Compensation.”

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included in this Item 12 will be set forth in the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be included in this Item 13 will be set forth in the 2008 Proxy Statement under the caption “Certain Related-Person Transactions” and “Independence of the Board of Directors” and is incorporated in this report by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be included in this Item 14 will be set forth in the 2008 Proxy Statement under the caption ”Principal Accountant Fees and Services“ and is incorporated in this report by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Index to Financial Statements

(1)

Financial Statements

Report of Independent Registered Public Accounting Firm BDO Seidman, LLP as of and for the year ended June 28, 2008 and June 30, 2007

Consolidated Balance Sheets as of June 28, 2008 and June 30, 2007.

Consolidated Statements of Income for the Fiscal Years Ended June 28, 2008 and June 30, 2007

Consolidated Statements of Changes in Stockholders' Equity and Other Comprehensive Income for the Fiscal Years Ended June 28, 2008 and June 30, 2007

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 28, 2008 and June 30, 2007

Notes to Consolidated Financial Statements

(2)

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)

Exhibits:

Exhibit
Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-laws. (2)

4.1	Restricted Stock Unit Agreement, dated August 18, 2008, by between Stanislas Vilgrain and the Company. (3)

4.2	Restricted Stock Unit Agreement, dated August 18, 2008, by between Ronald Zilkowski and the Company. (3)

4.3	Restricted Stock Unit Agreement, dated August 18, 2008, by between L. Felipe Hasselmann and the Company. (3)

4.4	Restricted Stock Unit Agreement, dated August 18, 2008, by between Gerard Bertholon and the Company. (3)

10.1*	The Company's 1992 Stock Option Plan. (4)

10.2*	The Company's 1999 Stock Option Plan. (4)

10.3	2007 Equity Incentive Plan (1)

10.4	Executive Compensation Plan for Fiscal Year 2008 (2)

10.5	Loan and Security Agreement, dated June 15, 2007 by and between Branch Banking and Trust Company and the Company. (5)
10.6	Promissory Note, dated June 15, 2007 by and between Branch Banking and Trust Company and the Company. (5)
10.7	Loan Agreement, dated June 15, 2007 by and between Branch Banking and Trust Company and the Company. (5)
10.8	Security Agreement, dated June 15, 2007 by and between Branch Banking and Trust Company and the Company. (5)
10.9	Sublease Agreement, dated May 21, 2008, by and between Honeywell Technology Solutions, Inc. and the Company. (6)
10.10	Loan Contract dated, April 19, 2006 with Credit Industriel de Normandie. (7)
10.11	Loan Contract dated, May 23, 2006 with BNP Paribas. (8)
10.12	Lease and Lease Addendum No. 1 to Lease with Duke Shirley LLC, dated June 7, 2006. (9)

21.1	Subsidiaries of the Company

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___

* denotes management contract, compensatory plan or arrangement.

     (1) Incorporated by reference to exhibit 3.1 of the Registrant’s Form 8-K filed with the SEC on October 31, 2007.

     (2) Incorporated by reference to exhibit 3.1 of the Registrant’s Form 8-K filed with the SEC on February 13, 2008.

     (3) Incorporated by reference to exhibits 10.1 through 10.4 of the Registrant’s Form 8-K filed with the SEC on August 20, 2008.

    (4) Incorporated by reference from the Registrant’s two Registration Statements on Form S-8, dated April 5, 1993.

    (5) Incorporated by reference to exhibit the exhibit in the preceding parenthetical of the Registrant’s Form 8-K filed with the SEC on June 15, 2007.

    (6) Incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K filed with the SEC on July 31, 2008.

    (7) Incorporated by reference to exhibit 10.61 of the Registrant’s Form 8-K filed with the SEC on April 25, 2006.

    (8) Incorporated by reference to exhibit 10.62 of the Registrant’s Form 8-K filed with the SEC on May 30, 2006.

    (9) Incorporated by reference to exhibit 10.63 of the Registrant’s Form 8-K filed with the SEC on June 13, 2006.

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

Date: September 16, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STANISLAS VILGRAIN	Chief Executive Officer and President	September 16, 2008
Stanislas Vilgrain	(Principal Executive Officer)

/s/ RONALD ZILKOWSKI	Chief Financial Officer, Treasurer and Corporate Secretary	September 16, 2008
Ronald Zilkowski	(Principal Financial and Accounting Officer)

/s/ JEAN-LOUIS VILGRAIN	Chairman of the Board	September 16, 2008
Jean-Louis Vilgrain

/s/ SEBASTIEN VILGRAIN	Director	September 16, 2008
Sebastien Vilgrain

/s/ CHARLES C. MCGETTIGAN	Director	September 16, 2008
Charles C. McGettigan

/s/ ROBERT van ROIJEN	Director	September 16, 2008
Robert van Roijen

/s/ HUGUES PRINCE	Director	September 16, 2008
Hugues Prince

/s/ JOHN D. FIRESTONE	Director	September 16, 2008
John D. Firestone

/s/ ROBERT N. HERMAN	Director	September 16, 2008
Robert N. Herman

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cuisine Solutions, Inc.

Alexandria, Virginia

We have audited the accompanying consolidated balance sheets of Cuisine Solutions, Inc. and its subsidiaries as of June 28, 2008 and June 30, 2007 and the related consolidated statements of income, changes in stockholders’ equity and other comprehensive income, and cash flows for each of the two years in the period ended June 28, 2008.  We have also audited the schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cuisine Solutions, Inc. and its subsidiaries at June 28, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the two years in the period ended June 28, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein, for each of the two years in the period ended June 28, 2008.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

Bethesda, Maryland

September 15, 2008

CUISINE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 28, 2008	June 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,016,000	$546,000
Trade accounts receivable, net (Note 2)	8,264,000	5,864,000
Inventory, net (Note 3 and 5)	11,322,000	15,081,000
Prepaid expenses	482,000	521,000
Accounts receivable, related party	––	57,000
Deferred tax assets	801,000	680,000
Other current assets	458,000	638,000
TOTAL CURRENT ASSETS	22,343,000	23,387,000

Investments, non-current	375,000	375,000
Fixed assets, net (Note 4 and 5)	14,012,000	12,520,000
Restricted cash (Note 9)	130,000	66,000
Deferred tax assets, net (Note 6)	5,002,000	4,884,000
Other assets	86,000	83,000
TOTAL ASSETS	$41,948,000	$41,315,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,357,000	$6,999,000
Accrued payroll and related liabilities	2,389,000	2,486,000
Line-of-credit (Note 5)	1,049,000	1,811,000
Current portion of long-term debt (Note 5)	906,000	777,000
TOTAL CURRENT LIABILITIES	10,701,000	12,073,000

Long-term debt, less current portion (Note 5)	5,689,000	5,523,000
Asset retirement obligation (Note 9)	601,000	499,000
Deferred rent	170,000	100,000
TOTAL LIABILITIES	17,161,000	18,195,000

Commitments and Contingencies (Note 8)	––	––

Stockholders’ equity
Preferred Stock - $0.01 par value, 2,000,000 shares authorized, none issued and outstanding
Common stock - $0.01 par value, 38,000,000 shares authorized,
17,449,194 and 16,623,191 shares issued and outstanding
at June 28, 2008 and June 30, 2007, respectively	174,000	166,000
Class B Stock - $0.01 par value, none and 175,000 shares authorized at June 28, 2008 and June 30, 2007, respectively. None issued.	––	––
Additional paid-in capital	28,946,000	28,248,000
Accumulated deficit	(6,358,000)	(6,402,000)
Accumulated other comprehensive income:
Cumulative translation adjustment	2,025,000	1,108,000
TOTAL STOCKHOLDERS’ EQUITY	24,787,000	23,120,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,948,000	$41,315,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	June 28, 2008	June 30, 2007
Net sales (Notes 11 and 12)	$87,479,000	$80,331,000
Cost of goods sold (Note 10)	69,417,000	62,116,000
Gross margin	18,062,000	18,215,000

Research and development	1,067,000	909,000
Selling and marketing	8,197,000	7,688,000
General and administrative	8,601,000	6,051,000
Income before non operating expense and income taxes	197,000	3,567,000

Non operating (expense) income
Investment income	––	––
Interest expense	(425,000)	(238,000)
Loss on sale of investment	––	––
Other income, net	236,000	30,000
Total non-operating expense	(189,000)	(208,000)

Income before income taxes	8,000	3,359,000
Provision for income tax benefit (Note 6)	36,000	5,249,000
Income from continuing operations	44,000	8,608,000

Income from discontinued operations
Gain from dissolution of Cuisine Solutions Norway, net of tax	––	117,000
Net income from discontinued operations	––	117,000
NET INCOME	$44,000	$8,725,000

Per common share data
Basic earnings:
Income from continuing operations	$––	$0.52
Income from discontinued operations	––	0.01
Net income	$––	$0.53
Diluted earnings:
Income from continuing operations	$––	$0.47
Income from discontinued operations	––	0.01
Net income	$––	$0.48

Weighted average shares outstanding-basic	16,893,953	16,477,272
Common stock equivalents	1,022,942	1,851,379
Weighted average shares outstanding-diluted	17,916,895	18,328,651

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME

			Retained
		Additional	Earnings	Cumulative	Total
	Common	Paid-In	(Accumulated	Translation	Stockholders'
	Stock	Capital	Deficit)	Adjustment	Equity
Balance, June 24, 2006	$165,000	$27,516,000	$(15,127,000)	$701,000	$13,255,000

Exercise of common stock options	1,000	172,000	––	––	173,000
Stock-based compensation	––	246,000	––	––	246,000
Windfall tax benefits	––	314,000	––	––	314,000
2007 Net income	––	––	8,725,000	––	8,725,000
Other comprehensive income:
Translation adjustment	––	––	––	407,000	407,000
Total comprehensive income					9,132,000

Balance, June 30, 2007	166,000	28,248,000	(6,402,000)	1,108,000	23,120,000

Exercise of common stock options	8,000	625,000	––	––	633,000
Stock-based compensation	––	73,000	––	––	73,000
2008 Net income	––	––	44,000	––	44,000
Other comprehensive income:
Translation adjustment	––	––	––	917,000	917,000
Total comprehensive income					961,000

Balance, June 28, 2008	$174,000	$28,946,000	$(6,358,000)	$2,025,000	$24,787,000

See accompanying notes to consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 28, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,000	$8,725,000
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	1,942,000	1,445,000
Allowance for doubtful accounts	15,000	(300,000)
Inventory obsolescence reserve	354,000	(27,000)
Deferred tax credit	(112,000)	(5,564,000)
Stock-based compensation	73,000	246,000
Changes in assets and liabilities, net of effects of non-cash transactions:
(Increase) decrease in trade accounts receivable	(1,907,000)	9,000
Decrease (increase) in inventory	4,216,000	(5,323,000)
Decrease (increase) in prepaid expenses	47,000	(152,000)
Decrease (increase) in accounts receivable, related parties	56,000	(32,000)
Increase (decrease) in other assets	253,000	85,000
(Decrease) increase in accounts payable and accrued expenses	(1,220,000)	1,156,000
(Decrease) increase in accrued payroll and related liabilities	(300,000)	18,000
Increase in deferred rent	70,000	100,000
Changes in assets and liabilities of discontinued operations	––	(144,000)
Net cash provided by operating activities	3,427,000	242,000

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(64,000)	(61,000)
Capital expenditures	(2,397,000)	(5,181,000)
Net cash used in investing activities	(2,461,000)	(5,242,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	633,000	173,000
Net (repayment) borrowings on line-of-credit	(835,000)	811,000
Proceeds from debts	549,000	2,726,000
Repayment of debts	(927,000)	(354,000)
Net cash (used in)/provided by financing activities	(580,000)	3,356,000
Effect of foreign exchange rate changes on cash and cash equivalents	84,000	36,000
Net increase (decrease) in cash and cash equivalents	470,000	(1,608,000)
Cash and cash equivalents, beginning of year	546,000	2,154,000

CASH and CASH EQUIVALENTS, END OF YEAR	$1,016,000	$546,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$494,000	$394,000
Cash paid during the year for income taxes	$3,000	$1,000
Fixed assets acquired through capital leases	$––	$31,000
Addition to fixed assets due to recognition of asset retirement obligation	$102,000	$101,000

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Cuisine Solutions, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

FISCAL PERIODS

The Company utilizes a 52/53 week fiscal year which ends on the last Saturday in June. For the fiscal year 2008, the first, second and fourth quarters contain 12 weeks and the third quarter contains 16 weeks. For the fiscal year 2007, the first and second quarters  contain 12 weeks while the third and fourth quarters contain 16 weeks and 13 weeks, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in the areas of sales rebates, tax assets and liabilities, allowance for doubtful accounts, and inventory obsolescence reserved. The Company bases its judgments and estimates on historical experience and other assumptions that it believes are reasonable.  Actual results may or may not differ from estimated results.

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

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. As of June 28, 2008 and June 30, 2007, $241,000 and $204,000, respectively, of cash were held in foreign financial institutions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial instruments, which consist primarily of cash and cash equivalents, trade receivables, accounts payable, line-of-credit and long-term debt to approximate the fair value of the respective assets and liabilities at June 28, 2008 and June 30, 2007.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for the impairment of long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

EARNINGS PER SHARE

Basic earnings per common share are computed using the weighted-average number of shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of shares outstanding during the year plus the incremental shares outstanding, assuming the exercise of diluted stock options. Anti-dilutive options of 30,000 and 15,000 were not included in the computation for fiscal year 2008 and 2007, respectively.

FOREIGN CURRENCY TRANSLATION

The statements of income of the Company’s foreign subsidiaries are translated to U.S. dollars using average exchange rates. Foreign subsidiaries’ balance sheets have been translated using the current exchange rates. The impact of the exchange rate changes on the translation of the Subsidiary’s balance sheet is reflected as a component of Other Comprehensive Income in the accompanying Statements of Changes in Stockholders’ Equity and Other Comprehensive Income.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141R”). SFAS 141R clarifies the information that a reporting entity provides in its financial reports about a business combination and it replaces SFAS No. 141. SFAS 141R revises the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post-acquisition exit activities of acquired businesses. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting beginning on or after December 15, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued Staff Position No. SFAS 157-2,  Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The Company has not yet assessed the impact of adopting SFAS 157.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires noncontrolling (minority) interests to be reported as a component of equity on the balance sheet, to include all earnings of a consolidated subsidiary in consolidated results of operations and to treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. SFAS 160 will be effective for the Company during its fiscal year beginning June 28, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 and is intended to provide users of financial statements with an enhanced understanding of (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning June 28, 2009. The Company is currently evaluating the provisions of SFAS 161 to determine the impact on its consolidated financial statements.  The Company has not yet assessed the impact of adopting SFAS 161.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with General Accepted Accounting Principles. The Company has not yet assessed the impact of adopting SFAS 162.

In May 2008, the FASB also issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”). SFAS 163 relates to recognition and measurement of premium revenue and claim liabilities and to disclosures. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. The recognition approach for a claim liability relating to a financial guarantee insurance contract requires that an insurance enterprise recognize a claim liability when the insurance enterprise expects, based on the present value of expected net cash outflows to be paid under the insurance contract discounted using a risk-free rate, that a claim loss will exceed the unearned premium revenue. An insurance enterprise is required to provide expanded disclosures about financial guarantee insurance contracts. Those disclosures would focus, in part, on the information included in the risk-management activities used by the insurance enterprise to evaluate credit deterioration in its insured financial obligations. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company has not yet assessed the impact of adopting SFAS 163.

NOTE 2 – TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable consisted of:

	June 28, 2008	June 30, 2007
Trade accounts receivable	$8,677,000	$6,237,000
Allowance for doubtful accounts	(413,000)	(373,000)
Trade accounts receivable, net	$8,264,000	$5,864,000

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

NOTE 3 – INVENTORY, NET

Inventory consisted of the following:

	June 28, 2008	June 30, 2007
Raw material	$4,018,000	$4,626,000
Frozen product & other finished goods	6,741,000	9,722,000
Packaging	1,032,000	989,000
	11,791,000	15,337,000
Less obsolescence reserve	(469,000)	(256,000)
	$11,322,000	$15,081,000

NOTE 4 – FIXED ASSETS, NET

The components of fixed assets were as follows:

	June 28, 2008	June 30, 2007
Land	$565,000	$484,000
Buildings	6,884,000	5,869,000
Machinery & equipment	19,470,000	14,488,000
Leasehold improvements	4,352,000	3,509,000
Furniture & fixtures	200,000	183,000
Capitalized software	1,033,000	1,010,000
Construction in progress	466,000	2,953,000
Capital leases	31,000	64,000
	33,001,000	28,560,000
Less: Accumulated depreciation and amortization	(18,986,000)	(16,017,000)
Less: Accumulated amortization on capital leases	(3,000)	(23,000)
	$14,012,000	$12,520,000

Construction in progress includes $267,000 in the implementation of the Company’s new ERP systems and $79,000 in the acquisition of new computers required to work with the new systems. The total cost of the new ERP systems is estimated to be $400,000 and it is expected to be completed in the first half of fiscal year 2009.

NOTE 5 – DEBT

Debt, at June 28, 2008 and June 30, 2007 was as follows:

		2008 Principal Outstanding In Foreign		Interest	2008 Principal	2007 Principal
Description	Maturity	Currency		Rates	Outstanding	Outstanding
Term Loan	June 20, 2010	27,000		€3.8%	$43,000	$54,000
Term Loan	October 22, 2012	96,000		€5.7%	151,000	155,000
Term Loan	November 28, 2012	189,000		€2.8%	298,000	304,000
Term Loan	October 23, 2013	492,000		€3.8%	775,000	766,000
Term Loan	March 1, 2015	374,000		€4.3%	590,000	––
Term Loan	June 12, 2019	1,813,000		€3.6%	2,856,000	2,560,000
Term Loan	June 3, 2008	––		3.3%	––	81,000
Term Loan	June 15, 2008	––		4.0%	––	20,000
Term Loan	June 5, 2012			7.0%	1,423,000	1,718,000
Term Loan	October 5, 2010			7.3%	359,000	490,000
Term Loan	March 15, 2010			6.8%	78,000	118,000
Line of credit		482,000	€	T4M+ 1.25%	759,000	––
Line of credit		184,000	€	EONIA + 1.6%	290,000	––
Line of credit	June 15, 2009			LIBOR+2.25%	––	1,811,000
Capital Lease	September 18, 2008			19.4%	––	6,000
Capital Lease	December 31, 2011			8.4%	22,000	28,000
				Total	$7,644,000	$8,111,000
		Less: current portion			1,955,000	2,588,000
		Non-current portion			$5,689,000	$5,523,000

From time to time, the Company enters into separate term loans in purchasing new equipment and improvement projects.  As of June 28, 2008, the total principal balance of all these term loans was $6,572,000; of which $4,712,000 was denominated in Euros in the amount 2,991,000 €. These loans bear interest rates ranging from 2.8% to 7.3%, with maturity dates ranging from March 5, 2010 to June 12, 2019.  The loans are typically secured by the equipment.

On June 15, 2007, the Company entered into two separate lines of credit with Branch Banking and Trust Company (“BB&T”).  Both lines of credit bear an annual interest rate of LIBOR plus 2.25% which was 4.7% as of June 28, 2008. The first line of credit, with a maximum borrowing amount of $7.5 million and a maturity date of June 15, 2009, is secured by the Company’s accounts receivables and inventory; this line had zero borrowings and provided credit security for $778,000 in standby letters of credit as of June 28, 2008. The second line of credit, with a maximum borrowing amount of $6.0 million and a maturity date of June 15, 2010, is guaranteed by Food Investors Corporation (“FIC”), an affiliate of the Company, and is secured by real estate owned by FIC; there were no borrowings or guarantees on this line as of June 28, 2008.

As of June 28, 2008, the loan balance under capital lease was $22,000, bearing interest at an annual rate of 8.4%, which matures on December 31, 2011.

Debt maturities during each of the next five fiscal years and thereafter on an aggregate basis at June 28, 2008 are as follows:

2009	$1,955,000
2010	1,568,000
2011	878,000
2012	861,000
2013	405,000
Thereafter	1,976,000
Total	$7,643,000

NOTE 6 - INCOME TAXES

Income before income tax provision is comprised of the following:

	Year Ended
	June 28, 2008	June 30, 2007
Domestic	$1,093,000	$3,044,000
Foreign	(1,085,000)	315,000
Total	$8,000	$3,359,000

The composition of the provision for income taxes attributable to operations was:

	Year Ended
	June 28, 2008	June 30, 2007
Current:
Federal	$––	$––
State	3,000	1,000
Foreign	47,000	––
	50,000	1,000

Deferred:
Federal	$149,000	$824,000
State	––	145,000
Foreign	(235,000)	1,039,000
	(86,000)	2,008,000

Reversal of valuation allowance:	$––	$(7,258,000)

Income tax (benefit) expense	$(36,000)	$(5,249,000)

The differences between amounts computed by applying the statutory federal income tax rates to income from operations and the total income tax benefit applicable to operations were as follows:

	Year Ended
	June 28, 2008	June 30, 2007
Federal tax expense at statutory rates	$3,000	$1,242,000
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	38,000	564,000
State income taxes, net	72,000	145,000
France minimum taxes	––	––
Period effect of change in valuation allowance	(200,000)	(7,258,000)
Permanent differences	51,000	38,000
Other, net	––	19,000
Total	$(36,000)	$(5,250,000)

The significant components of deferred tax assets were as follows:

	Year Ended
	June 28, 2008	June 30, 2007
Deferred tax assets:
NOL – US	$3,634,000	$4,083,000
NOL – France	1,185,000	794,000
Capital losses	20,000	43,000
Foreign other	8,000	12,000
Inventory adjustment	201,000	90,000
Property and equipment	351,000	272,000
Allowance for bad debts	98,000	0
Stock options	181,000	220,000
Other	144,000	270,000
Total deferred tax assets	5,822,000	5,784,000

Less: Valuation allowance	(20,000)	(220,000)
Net deferred tax	$5,802,000	$5,564,000

In fiscal year 2007 the Company reversed substantially all of the valuation allowance related to our deferred tax assets since it is more likely than not these assets will be realized.  This determination was primarily based on cumulative positive earnings in recent years and projected taxable income.  In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence including our past operating results and our forecast of future taxable income.  The Company has previously provided a valuation allowance against its deferred tax assets since the realization of these tax benefits could not be reasonably assured. The net changes in total valuation allowance for the years ended June 28, 2008 and June 30, 2007 were a decrease of $200,000 and a decrease of $7,258,000, respectively, using an estimated tax rate of 40%.

The Company has foreign net operating loss carry-forwards of $3,556,000 as of June 28, 2008 that can only be used to offset taxable income in the country where the loss carry-forward was generated and may be carried forward indefinitely.

The Company has net operating loss carry-forwards for U.S. Federal and state income tax purposes of $15,450,000 (including windfall tax benefits from stock option exercises of $6,364,000) at June 28, 2008, which is available to offset future federal and state taxable income, if any, through 2025.  Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, are greater than 50%.  The effects of any potential ownership changes, if any, have not been analyzed by the Company.  Management believes there have been no significant ownership changes that would impact the use of net operating losses.

During the year ended June 28, 2008, 826,003 stock options were exercised for the purchase of shares of common stock.  The exercise of these stock options generated an income tax deduction equal to the excess of the fair market value over the exercise price.  In accordance with SFAS 123(R), the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability.  The Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements.  At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase to additional paid in capital.  The cumulative amount of unrecognized tax benefits at June 28, 2008 was $2,546,000.

The Company adopted FIN 48 on July 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained.  There has been no change in our financial position and results of operations due to the adoption of FIN 48.

As of July 1, 2007 and June 28, 2008, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate.  Income taxes are provided based on the liability method for financial reporting purposes.  No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48.  For the year ended June 28, 2008, there was no interest or penalties recorded included in tax expense.

In France, the Company is still open to examination by the French tax authorities from 2005 forward.  In the United States, the Company is still open to examination from 2005 forward, although carryforward tax attributes that were generated prior to 2005 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.

NOTE 7 - EMPLOYEE BENEFITS

The Company sponsors a qualified employee savings plan (the “Plan”) pursuant to the provisions of Section 401(k) of the Internal Revenue Code. All employees who are at least age 18 and have one year of service with the Company are eligible to participate in the Plan. The Company makes matching contributions to the Plan equal to one-third of the first 6% of the participant’s voluntary contributions to the plan. Participants are immediately vested in their own tax deferred contributions plus actual earnings thereon. Participants vest 20% each year of the Company’s contribution plus actual earnings and are fully vested after five years. The Company expensed $68,000 and $37,000 in fiscal years 2008 and 2007, respectively, for matching contributions made to the Plan.

The Company expensed $39,000 and $34,000 for a separate health and retirement plan for the CEO of the Company and two other non-officers but key employees in fiscal years 2008 and 2007, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008, 2007 and 2006 as follows:

	June 28, 2008	June 30, 2007
Expected dividend yield	n/a	––
Risk-free interest rate	n/a	4.61%
Total option life	n/a	10
Expected life (in years)	n/a	4
Expected volatility	n/a	73%
Weighted average grant date fair value	n/a	$7.24

The expected life of option is based on the weighted-average years of post-vesting employment termination and employees’ exercises or forfeiture history.  The expected volatility is estimated based on the past three-year average closing prices of the Company’s stock.  None of the Company’s outstanding option awards have post-vesting restrictions.

The following is a summary of stock option activity during the fiscal years ended June 28, 2008 and June 30, 2007:

		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value
	2008	Price	(in 000’s)	2007	Price	(in 000’s)
Options outstanding, beginning of year:	2,254,500	$1.13		2,448,099	$0.99
Granted	––	––		72,000	6.00
Exercised	(826,003)	0.77		(184,000)	0.94
Forfeited or expired	(5,500)	––		(82,000)	––

Options outstanding, end of year	1,422,997	$1.34	$1,262	2,254,500	$1.13	11,160

Weighted average remaining contractual term	4.55			5.12

Options exercisable at end of year	1,399,247	$1.21	$1,268	2,204,500	$1.00	11,140

Weighted average remaining contractual term	4.47			5.02

Options exercisable at end of year and expected to be exercisable **	1,422,997	$1.34	$1,262	2,254,500	$1.13	11,160

*

The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock at fiscal year end 2008 and 2007 and the exercise price of the underlying options.  The total intrinsic value of stock options exercised during the fiscal years ended June 28, 2008 and June 30, 2007 were $2,180,000 and $898,000, respectively.

**

Options exercisable at fiscal year end 2008 and 2007, and expected to be exercisable include both vested options and non-vested options outstanding less our expected forfeiture rate of 0%.

As of June 28, 2008 the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date is $98,000, which is expected to be recognized over a weighted average period of 1.75 years.  The Company recorded cash from the exercise of stock options of $633,000 as well as $633,000 in related tax benefits for the fiscal year ending June 28, 2008.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases office and plant space, vehicles, and certain office equipment under operating leases, which expire on various dates through 2014. Certain leases provide for escalations in rent based upon increases in the lessor’s annual operating costs or the consumer price index. Future minimum lease payments under these agreements at June 28, 2008 were as follows:

2009	$809,000
2010	668,000
2011	608,000
2012	616,000
2013	638,000
Thereafter	1,380,000
Total	$4,719,000

Rent expense for operations approximated $1,262,000 and $1,104,000 for fiscal years 2008 and 2007, respectively.  We recognize rent expense on a straight-line basis over the expected lease term. Differences between amounts paid and amounts expensed are recorded as deferred rent.

NOTE 9 – ASSET RETIREMENT OBLIGATION

According to the terms and conditions of the amended lease agreement, effective June 2006, for the manufacturing facility in the U.S., the Company is required to restore a portion of the premises to its conditions as in existence prior to the alterations and improvements made by the Company. The present value of the estimated restoration cost is $601,000 and $499,000 at June 28, 2008 and June 30, 2007, respectively, and is also included in fixed assets.  In addition, the Company is required to make monthly deposits of $5,000, adjusted annually, to a restricted bank account (restricted cash) as security in fulfilling this obligation.

NOTE 10 – TRANSACTIONS WITH RELATED PARTIES

The Company’s 10% equity investment in Cuisine Solutions Chile for $375,000 is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating or financial policy of Cuisine Solutions Chile.  During the fiscal year 2008 and 2007, the Company purchased $4,778,000 and $7,969,000, respectively, of products from Cuisine Solutions Chile for resale in the U.S. and Europe. The balance owed by the Company to Cuisine Solutions Chile as of June 28, 2008 and June 30, 2007 is $200,000 and $558,000, respectively.

On June 15, 2007, the Company entered into two separate lines of credit with Branch Banking and Trust Company (BB&T).  Both lines of credit bear an annual interest rate of LIBOR plus 2.25% which was 4.7% as of June 28, 2008. The first line of credit, with a maximum borrowing amount of $7.5 million and a maturity date of June 15, 2009, is secured by the Company’s accounts receivables and inventory. The second line of credit, with a maximum borrowing amount of $6.0 million and a maturity date of June 15, 2010, is guaranteed by Food Investors Corporation (“FIC”), an affiliate of the Company, and secured by real estate owned by FIC. Both lines of credit had no balance as of June 28, 2008. During fiscal year 2008, the Company paid FIC $95,000 as a compensation for its guarantee on this line-of-credit.

NOTE 11 – GEOGRAPHIC INFORMATION

Revenues to external customers are attributed to individual countries based upon the location of the customer.  Revenue by geographic area was as follows:

Fiscal year ended:	June 28, 2008	June 30, 2007
USA	$58,121,000	$55,866,000
France	22,750,000	18,296,000
UK	2,791,000	4,071,000
Germany	3,084,000	1,540,000
Spain	733,000	558,000
Net Sales	$87,479,000	$80,331,000

Long lived assets consisting of property and equipment by geographic area were as follows:

	June 28, 2008	June 30, 2007
USA	$7,714,000	$6,903,000
France	6,298,000	5,617,000
Total	$14,012,000	$12,520,000

NOTE 12 - SIGNIFICANT CUSTOMERS/SUPPLIERS

One military distributor represented 13.7% of the Company’s total revenue during fiscal year 2008, while another military distributor represented 10.7% of the Company’s total revenue during fiscal year 2007. One retail customer accounted for 15.3% of the Company’s total revenue during fiscal year 2007.

There were no purchases from any one supplier that exceeded 10% of total costs during either fiscal year 2008 or 2007.

NOTE 13 – SUBSEQUENT EVENTS

On July 28, 2008, the Company entered into a sublease agreement (the “Sublease”) with Honeywell Technology Solutions, Inc. for 15,532 square feet of office space located at 2800 Eisenhower Avenue Suite 450, Alexandria, VA  22314 (the “New Location”).  The target commencement date of the Sublease is October 15, 2008, and the New Location will house the Company’s principal executive offices and training center.  The sublease provides for an initial term of approximately six years, ending June 30, 2014, with monthly rental payments starting from $28,475.33 and increasing 3% per annum on each July 1 thereafter.   The Company has issued an irrevocable letter of credit for $28,475.34 as a security deposit.  Honeywell Technology Solutions will reimburse the first $271,810 of tenant improvements related to the New Location.

SCHEDULE II

CUISINE SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Additions	Reduction/	Balance at
	Beginning	charged to	write-off to	End of
	of Period	operations	allowance	Period
Year ended June 30, 2007
Allowance for doubtful accounts	$662,000	$––	$289,000	$373,000
Allowance for obsolete inventory	$281,000	$––	$25,000	$256,000

Year ended June 28, 2008
Allowance for doubtful accounts	$373,000	$40,000	$––	$413,000
Allowance for obsolete inventory	$256,000	$213,000	$––	$469,000