Form 10-Q
period 2008-09-20
CUISINE SOLUTIONS INC
filed 2008-11-04
CIK 737602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

Form 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 20, 2008

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

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

The Company had outstanding 17,554,149 shares of common stock, par value $0.01 per share at October 31, 2008.

TABLE OF CONTENTS

Page
PART I

Item 1.        Financial Statements (unaudited)

1

Condensed Consolidated Balance Sheets at September 20, 2008 and June 28, 2008

1

Condensed Consolidated Statements of Income for the Twelve Weeks Ended
September 20, 2008 and September 22, 2007

2

Condensed Consolidated Statements of Cash Flows for the Twelve Weeks Ended
September 20, 2008 and September 22, 2007

3

Notes To Unaudited Condensed Consolidated Financial Statements

4

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

6

Item 4.        Controls and Procedures

9

PART II

Item 1.        Legal Proceedings.

10

Item 1A.     Risk Factors.

10

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

10

Item 3.        Defaults Upon Senior Securities

10

Item 4.        Submission of Matters to a Vote of Security Holders

10

Item 5.        Other Information

10

Item 6.        Exhibits

10

SIGNATURES

11

CUISINE SOLUTIONS, INC.

PART I:  FINANCIAL INFORMATION

Item 1.

Financial Statements (unaudited)

CUISINE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 20, 2008	June 28, 2008

ASSETS
Current assets
Cash and cash equivalents	$1,155,000	$1,016,000
Trade accounts receivable, net	7,345,000	8,264,000
Inventory, net	12,012,000	11,322,000
Prepaid expenses	606,000	482,000
Deferred tax assets	547,000	801,000
Other current assets	388,000	458,000
TOTAL CURRENT ASSETS	22,053,000	22,343,000
Fixed assets, net	13,323,000	14,012,000
Deferred tax assets, net	5,065,000	5,002,000
Investments, non-current	375,000	375,000
Restricted cash	146,000	130,000
Other assets	72,000	86,000
TOTAL ASSETS	$41,034,000	$41,948,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,876,000	$6,357,000
Line-of-credit	—	1,049,000
Accrued payroll and related liabilities	1,741,000	2,389,000
Current portion of long-term debt	975,000	906,000
TOTAL CURRENT LIABILITIES	10,592,000	10,701,000
Long-term debt, less current portion	4,959,000	5,689,000
Asset retirement obligation	601,000	601,000
Deferred rent	175,000	170,000
TOTAL LIABILITIES	16,327,000	17,161,000
Minority interest	73,000	—
STOCKHOLDERS’ EQUITY
Preferred Stock - $0.01 par value, 2,000,000 shares authorized, none issued
Common Stock - $0.01 par value, 38,000,000 shares authorized, 17,549,194 and 17,449,194 shares issued and outstanding at September 20, 2008 and June 28, 2008, respectively.	175,000	174,000
Additional paid-in capital	29,229,000	28,946,000
Accumulated deficit	(6,223,000)	(6,358,000)
Accumulated other comprehensive income:
Cumulative translation adjustment	1,453,000	2,025,000
TOTAL STOCKHOLDERS' EQUITY	24,634,000	24,787,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,034,000	$41,948,000

See accompanying notes to condensed consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
	September 20, 2008	September 22, 2007

Revenue
Products sales, net	$18,273,000	$17,480,000
Service revenue	88,000	—
Total revenue	18,361,000	17,480,000
Cost of revenue
Products	14,299,000	13,933,000
Service	101,000	—
Total cost of revenue	14,400,000	13,933,000
Gross margin	3,961,000	3,547,000

Research and development	224,000	236,000
Selling and marketing	1,673,000	1,535,000
General and administrative	1,750,000	1,700,000
Income before non-operating expense and income taxes	314,000	76,000

Non-operating income (expense)
Interest expense	(75,000)	(81,000)
Other (expense) income, net	(14,000)	16,000
Total non-operating expense	(89,000)	(65,000)

Income before income taxes	225,000	11,000
Provision for income tax expense	(90,000)	(4,000)

NET INCOME	$135,000	$7,000

Net income per common share
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average shares outstanding-basic	17,497,387	16,663,780
Common stock equivalents	701,185	1,769,350
Weighted average shares outstanding-diluted	18,198,572	18,433,130

See accompanying notes to condensed consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year to date Twelve weeks ended
	September 20, 2008	September 22, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$135,000	$7,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	551,000	404,000
Allowance for doubtful accounts	14,000	14,000
Inventory obsolescence reserve	234,000	130,000
Change in deferred tax assets	191,000	3,000
Stock-based compensation	80,000	31,000
Changes in assets and liabilities, net of effects of non-cash transactions:
Decrease (increase) in accounts receivable	846,000	(2,634,000)
(Increase) decrease in inventory	(1,369,000)	384,000
Increase in prepaid expenses	(135,000)	(79,000)
Increase in accounts receivable, related parties	(124,000)	(10,000)
Decrease in other assets	48,000	101,000
Increase in accounts payable and accrued expenses	1,827,000	923,000
Decrease in accrued payroll and related liabilities	(658,000)	(393,000)
Increase in deferred rent	5,000	—
Net cash provided by (used in) operating activities	1,645,000	(1,119,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(16,000)	(16,000)
Cash balance from acquisition (Note 3)	268,000	—
Capital expenditures	(388,000)	(902,000)
Net cash used in investing activities	(136,000)	(918,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt	(278,000)	(174,000)
Proceeds from debt	45,000	—
Net (repayment) borrowing on line-of-credit	(1,008,000)	2,038,000
Proceeds from stock issuance	—	14,000
Net cash (used in) provided by financing activities	(1,241,000)	1,878,000

Net increase (decrease) in cash and cash equivalents	268,000	(159,000)
Change in cumulative translation adjustment	(129,000)	3,000
Cash and cash equivalents, beginning of period	1,016,000	546,000
CASH and CASH EQUIVALENTS, END OF PERIOD	$1,155,000	$390,000

See accompanying notes to condensed consolidated financial statements.

Cuisine Solutions, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 20, 2008

NOTE 1 – DESCRIPTION OF OPERATIONS

The Company produces and markets premium, fully cooked, frozen and prepared foods to a variety of channels and geographic regions. The Company has manufacturing facilities in the U.S.A. and France and its products are sold primarily to the U.S.A. and European Union business customers in the Foodservice, On Board Services, Retail, Military and National Restaurant Chains channels. The Company also provides training classes in sous-vide techniques and other related food handling and safety issues.

NOTE 2 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and related notes as reported in the Company’s 2008 Annual Report on Form 10-K as filed with the SEC on September 17, 2008.

In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed financial position, results of operations, and cash flow at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at June 28, 2008 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the twelve week period ended September 20, 2008 may not be indicative of the results that may be expected for the fiscal year ended June 27, 2009, or any other period within the fiscal year 2009.

NOTE 3 – ACQUISITION OF AGROREST/CREA

During the first quarter of fiscal year 2009, the Company issued 100,000 shares of its common stock to Food Research Corporation (“FRC”) in exchange for all of the outstanding capital stock of SAS Agrorest, a private company in France, whose sole asset is an 84 %interest in the outstanding shares of capital stock of SAS Centre de recherche et d’etudes pour l’alimentation (“CREA”). The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Accordingly, the Company recorded the net assets acquired at their estimated fair values. The consolidated net assets of Agrorest, net of the minority interest in CREA, were valued at $204,000. A summary of the fair value of assets acquired and liabilities assumed in the acquisition is as follows:

	Amount in €	Amount in US$
Assets
Cash	187,000	268,000
Accounts receivable	192,000	275,000
Fixed assets, net	28,000	40,000
	407,000	583,000
Liabilities
Accounts payable	95,000	137,000
Accrued payroll and related liabilities	77,000	110,000
Other liabilities	5,000	7,000
Undisclosed liabilities	36,000	52,000
Minority interest	51,000	73,000
	264,000	379,000
Net assets acquired	143,000	204,000

Pro forma financial information, as if the acquisition had been completed as of the beginning of the twelve weeks ended September 22, 2007, has not been presented because the acquisition was not deemed to be a material business combination in accordance with SFAS 141.

NOTE 4 – TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable consisted of:

	September 20, 2008	June 28, 2008
Trade accounts receivable	$7,756,000	$8,677,000
Allowance for doubtful accounts	(411,000)	(413,000)
Trade accounts receivable, net	$7,345,000	$8,264,000

NOTE 5 – INVENTORY, NET

Inventory consisted of the following:

	September 20, 2008	June 28, 2008
Raw material	$4,901,000	$4,018,000
Frozen product & other finished goods	6,740,000	6,741,000
Packaging	1,079,000	1,032,000
	12,720,000	11,791,000
Less obsolescence reserve	(708,000)	(469,000)
Inventory, net	$12,012,000	$11,322,000

NOTE 6 – SHARE-BASED COMPENSATION

The Company allocated share-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) in the condensed consolidated statements of income as follows:

	September 20, 2008	September 22, 2007
General and administrative	$80,000	$31,000
Income tax benefit	32,000	12,000
Total share-based compensation, net of tax benefit	$48,000	$19,000

SFAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on the historical experience of the Company. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term of five years.

For the fiscal period ended September 20, 2008 and September 22, 2007, the Company granted a total of 900,000 and 0 restricted stock units at a weighted average fair value of $2.15 and $0, respectively.

At September 20, 2008, $1,954,000 of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 5 years.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) a significant change of the Company’s relationship with its customers in channels where concentration of sales to a certain number of customers exists; (2) the impact on the Company’s profitability from the fluctuations in the availability and cost of raw materials; (3) the impact on the Company’s reported earnings from fluctuations in currency exchange rates, particularly the Euro; and (4) those factors listed under the caption “risk factors” of the Annual Report on Form 10-K for the fiscal year ended June 28, 2008 as filed with the Securities and Exchange Commission on September 17, 2008. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report.

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

We also generate services revenue from our training and food safety education classes.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our accounting policies, which are in compliance with U.S. GAAP, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our 2008 Annual Report on Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to the policies during the fiscal quarter ended September 20, 2008.

RESULTS OF OPERATIONS

Comparison of the twelve weeks ended September 20, 2008 to the twelve weeks ended September 22, 2007

NET PRODUCT SALES

By Geographic Region	September 20, 2008	September 22, 2007	% change
USA Sales	$10,818,000	$11,599,000	-6.7%
Europe Sales	6,145,000	5,833,000	5.3%
Rest of World Sales	1,310,000	48,000	262.9%
Net Product Sales	$18,273,000	$17,480,000	4.5%

By Channel	September 20, 2008	September 22, 2007	% change
On Board Services	$5,174,000	$5,611,000	-7.8%
Food Service	2,887,000	2,628,000	9.8%
Retail	3,269,000	3,843,000	14.9%
Military	5,627,000	3,932,000	43.1%
National Restaurant Chain	1,316,000	1,466,000	10.2%
Net Product Sales	$18,273,000	$17,480,000	4.5%

Net product sales of $18,273,000 for the first quarter of fiscal year 2009 increased $793,000, or 4.5%, over the first quarter of fiscal year 2008 net product sales of $17,480,000. We do not have any defined segments since all of our products are similarly produced despite the sales channel or area of distribution. For the first quarter of fiscal year 2009 we had gains in Food Service and Military channels, reflecting strong re-ordering from our current Food Service customers as well as a new military distributor located overseas who also impacted rest of world sales. While we consider channel information helpful to the reader we cannot forecast any particular trends for our sales as a result of such information. Our sales development cycle can run over one year in certain markets before recognizing a sale.

Service revenue from training and education classes was $88,000 for the first quarter of fiscal 2009, this is a new area of growth with no prior year comparison.

GROSS MARGIN

The gross margin increased during the first quarter of fiscal year 2009 to 21.6%, compared to 20.3% in the prior year. However margins from product sales improved to 21.7% from prior year margin of 20.3%. This product sales margin increase was primarily attributable to improvements in France where we have been working to implement more effective purchasing and production improvements. We expect service margins to improve as the year progresses with normal demand.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased in the first quarter of fiscal year 2009 to $224,000 from the first quarter of fiscal year 2008 of $236,000, a 5.1% decrease.  Most of the research and development costs are incurred well before an actual sale and the cycle can last over one year in certain markets. The expense decrease is primarily related to decreased salaries of $25,000, offset by increased consulting fees of $21,000.

SELLING AND MARKETING EXPENSES

Our sales and marketing teams are focused on customers primarily in the USA and Europe. Expenses for the first quarter of fiscal year 2009 increased $138,000 to $1,673,000, or 9.0%, over the first quarter of fiscal year 2008 expense of $1,535,000 (selling and marketing expenses represented 9.1% and 8.8% of revenue for the first quarters of fiscal years 2009 and 2008, respectively). This increase was primarily related to increased distribution costs of $99,000 and increased salaries of $16,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first quarter of fiscal year 2009 increased $50,000 to $1,750,000, or 2.9%, over the first quarter of prior fiscal year 2008 expenses of $1,700,000 (general and administrative expenses represented 9.5% and 9.7% of revenue for the first quarters of fiscal years 2009 and 2008, respectively). This increase was primarily due to increased equity compensation costs on recently issued restricted stock units of $66,000, increased costs for the new ERP system of $50,000, partially offset by decreased travel costs of $58,000.

NON-OPERATING EXPENSE

Non-operating expense increased to $89,000 in the first quarter of fiscal year 2009 from $65,000 in first quarter of fiscal year 2008, due primarily other expense increase of $30,000, partially offset by decreased interest expense of $6,000 related to lower borrowings.

INCOME BEFORE INCOME TAXES

Income before income taxes in the first quarter of fiscal year 2009 of $225,000 increased substantially from the first quarter fiscal year 2008 of $11,000, or 1,945.4%. This increase was primarily related to higher gross margin percentages principally from better purchasing and production in France resulting in approximately a $239,000 increase in margins, which was partially offset by higher selling and marketing and general and administrative expenses.

INCOME TAXES

We recorded a provision for income tax expense of $90,000 and $4,000 for the first quarter of fiscal years 2009 and 2008, respectively. Our effective income tax rate for the first quarter of fiscal year 2009 was computed to be 40% as compared to 38% for the first quarter of fiscal year 2008.

NET INCOME

Net income increased $128,000 to $135,000 for the first quarter of fiscal year 2009 from $7,000 in first quarter of fiscal year 2008. The primary reason for the increase was improved gross margins.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the first quarters of fiscal years 2009 and 2008 were as follows:

	September 20, 2008	September 22, 2007

Liquidity Ratios
Current ratio	2.1	1.8
Receivables turnover	9.2	9.6
Days sales in receivables	33.6	41.4
Inventory turnover	4.3	4.4
Days sales in inventory	70.1	89.1
Leverage Ratio
Long-term debt to equity	24.1%	25.3%
Operating Ratios
Return on investment	0.5%	0%
Return on assets	0.3%	0%

Cash, cash equivalents, and short-term marketable securities were $1,155,000 at the end of the first quarter of fiscal year 2009 compared to $390,000 at the end of the first quarter of fiscal year 2008.

During the first quarter of fiscal year 2009, net cash provided by operating activities was $1,645,000, compared to cash used of $1,119,000 in the first quarter of fiscal year 2008. The increase in cash provided by operating activities was primarily due to changes in working capital items: decreases in accounts receivable of $846,000 and increases in accounts payable and payroll of $1,169,000 were partially offset by increases in inventory of $1,369,000. Improved first quarter income before tax of $225,000 also contributed $214,000 to cash from operations.

Net cash used in investing activities was $136,000 in the first quarter of fiscal year 2009, compared to $918,000 in the first quarter of fiscal year 2008. The decrease was due primarily to reduced capital expenditures from delays in our new office construction and gain in cash from an acquisition of $268,000. Projected capital expenditures for fiscal year 2009 are estimated to be between $4,000,000 and $6,000,000.

Net cash used in financing activities was $1,241,000 in the first quarter of fiscal year 2009, compared to cash provided of $1,878,000 in the first quarter of fiscal year 2008 due to reduced borrowings from repayment of line-of-credit.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 20, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CUISINE SOLUTIONS, INC.

PART II: OTHER INFORMATION

Item 1.

Legal Proceedings.

Neither we, nor our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 1A.

Risk Factors.

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008 as filed with the SEC on September 17, 2008.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The registrant issued 100,000 shares of common stock to FRC in exchange for all of the outstanding capital stock of SAS Agrorest, whose sole asset is an 84% interest in the outstanding shares of capital stock of CREA. We issued the shares pursuant to a claim of exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereunder for issuances of securities not involving a public offering. The independent members of our board of directors approved this transaction.

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

CUISINE SOLUTIONS, INC.
(registrant)

Date: November 3, 2008	By:	/s/ RONALD ZILKOWSKI
Ronald Zilkowski
Chief Financial Officer, Treasurer and
Corporate Secretary
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

Exhibit

Number

Description

3.1

Second Amended and restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on form 8-K filed on October 31, 2007.

3.2

Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on form 8-K filed on February 14, 2008.

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.