Form 10-Q
period 2008-12-13
CUISINE SOLUTIONS INC
filed 2009-01-22
CIK 737602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

Form 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 13, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 1-32439

———————

CUISINE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

———————

DELAWARE	52-0948383
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

85 S. Bragg Street, Suite 600, Alexandria, VA 22312

(Address of principal executive offices) (Zip Code)

(703) 270-2900

(Registrant's telephone number, including area code)

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

The Company had outstanding 17,554,194 shares of common stock, par value $0.01 per share at January 22, 2009.

TABLE OF CONTENTS

Page

PART I

Item 1.      Financial Statements (unaudited)

1

Condensed Consolidated Balance Sheets at December 13, 2008 and June 28, 2008

1

Condensed Consolidated Statements Of Income for the Twelve and Twenty-Four Weeks
Ended December 13, 2008 and December 15, 2007

2

Condensed Consolidated Statements Of Cash Flows for the Twenty-Four Weeks Ended
December 13, 2008 and December 15, 2007

3

Notes To Condensed Consolidated Financial Statements

4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

6

Item 4.      Controls and Procedures

11

PART II

Item 1.      Legal Proceedings

12

Item 1A.    Risk Factors

12

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.      Defaults Upon Senior Securities

13

Item 4.      Submission of Matters to a Vote of Security Holders

13

Item 5.      Other Information

13

Item 6.      Exhibits

13

Signatures

14

i

CUISINE SOLUTIONS, INC.

PART I:  FINANCIAL INFORMATION

Item 1.

Financial Statements (unaudited)

CUISINE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 13,	June 28,
	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$796,000	$1,016,000
Trade accounts receivable, net	8,054,000	8,264,000
Inventory, net	10,298,000	11,322,000
Prepaid expenses	764,000	482,000
Deferred tax assets	449,000	801,000
Other current assets	468,000	458,000
TOTAL CURRENT ASSETS	20,829,000	22,343,000
Fixed assets, net	12,807,000	14,012,000
Deferred tax assets, net	5,065,000	5,002,000
Investments, non-current	375,000	375,000
Restricted cash	162,000	130,000
Other assets	100,000	86,000
TOTAL ASSETS	$39,338,000	$41,948,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,253,000	$6,357,000
Line-of-credit	625,000	1,049,000
Accrued payroll and related liabilities	1,628,000	2,389,000
Current portion of long-term debt	953,000	906,000
TOTAL CURRENT LIABILITIES	9,459,000	10,701,000
Long-term debt, less current portion	4,471,000	5,689,000
Asset retirement obligation	601,000	601,000
Deferred rent	180,000	170,000
TOTAL LIABILITIES	14,711,000	17,161,000
Minority interest	63,000	––
STOCKHOLDERS’ EQUITY
Preferred Stock - $0.01 par value, 2,000,000 shares authorized, none issued
Common Stock - $0.01 par value, 38,000,000 shares authorized, 17,554,194 and 17,449,194 shares issued at December 13, 2008 and June 28, 2008, respectively.	176,000	174,000
Additional paid-in capital	29,347,000	28,946,000
Treasury stock, at cost 22,500 and 0 shares at December 13, 2008 and June 28, 2008, respectively	(17,000)	––
Accumulated deficit	(6,068,000)	(6,358,000)
Accumulated other comprehensive income:
Cumulative translation adjustment	1,126,000	2,025,000
TOTAL STOCKHOLDERS' EQUITY	24,564,000	24,787,000
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY	$39,338,000	$41,948,000

See accompanying notes to condensed consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty- four Weeks Ended
	December 13,	December 15,	December 13,	December 15,
	2008	2007	2008	2007
Revenues
Products sales, net	$19,471,000	$23,738,000	$37,744,000	$41,218,000
Services revenue	218,000	––	306,000	––
Total revenue	19,689,000	23,738,000	38,050,000	41,218,000
Cost of revenue
Products	15,670,000	18,934,000	29,969,000	32,867,000
Services	176,000	––	277,000	––
Total cost of revenue	15,846,000	18,934,000	30,246,000	32,867,000
Gross margin	3,843,000	4,804,000	7,804,000	8,351,000

Research and development	239,000	263,000	463,000	499,000
Selling and marketing	2,013,000	2,314,000	3,686,000	3,849,000
General and administrative	1,275,000	1,775,000	3,025,000	3,475,000
Income before non-operating expense, minority interest and income taxes	316,000	452,000	630,000	528,000

Non-operating income (expense)
Interest expense	(73,000)	(101,000)	(148,000)	(182,000)
Other (expense) income, net	12,000	27,000	(2,000)	43,000
Total non-operating expense	(61,000)	(74,000)	(150,000)	(139,000)

Minority interest	4,000	––	4,000	––

Income before income taxes	259,000	378,000	484,000	389,000
Provision for income tax expense	(104,000)	(153,000)	(194,000)	(157,000)

NET INCOME	$155,000	$225,000	$290,000	$232,000

Net income per common share
Basic	$0.01	$0.01	$0.02	$0.01
Diluted	$0.01	$0.01	$0.02	$0.01

Weighted average shares outstanding-basic	17,551,134	16,693,091	17,524,187	16,678,523
Common stock equivalents	553,606	1,719,076	631,920	1,747,497
Weighted average shares outstanding-diluted	18,104,740	18,412,167	18,156,107	18,426,020

See accompanying notes to condensed consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year to date
	Twenty-four weeks ended
	December 13,	December 15,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$290,000	$232,000

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,076,000	889,000
Allowance for doubtful accounts	(42,000)	18,000
Inventory obsolescence reserve	87,000	13,000
Minority interest	(10,000)	––
Change in deferred tax assets	289,000	113,000
Stock-based compensation	192,000	45,000
Changes in assets and liabilities, net of effects of non-cash transactions:
Increase in accounts receivable	(94,000)	(3,338,000)
Decrease in inventory	208,000	2,194,000
Increase in prepaid expenses	(296,000)	(110,000)
(Increase) decrease in other assets	(90,000)	88,000
Increase in accounts payable and accrued expenses	292,000	2,275,000
Decrease in accrued payroll and related liabilities	(678,000)	(831,000)
Net cash provided by operating activities	1,224,000	1,588,000

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in cash through acquisition of Agrorest	268,000	––
Increase in restricted cash	(33,000)	(32,000)
Capital expenditures	(782,000)	(1,530,000)
Net cash used in investing activities	(547,000)	(1,562,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt	(483,000)	(406,000)
Proceeds from debt	25,000	141,000
Net (repayment) borrowing on line-of-credit	(279,000)	214,000
Repurchase of common stock	(17,000)	––
Proceeds from stock issuance	6,000	14,000
Net cash used in financing activities	(748,000)	(37,000)

Net decrease in cash and cash equivalents	(71,000)	(11,000)
Change in cumulative translation adjustment	(149,000)	58,000
Cash and cash equivalents, beginning of period	1,016,000	546,000
CASH and CASH EQUIVALENTS, END OF PERIOD	$796,000	$593,000

See accompanying notes to condensed consolidated financial statements.

CUISINE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 13, 2008

NOTE 1 – DESCRIPTION OF OPERATIONS

The Company produces and markets premium, fully cooked, frozen and prepared foods to a variety of channels and geographic regions. The Company has manufacturing facilities in the U.S.A. and France and its products are sold primarily to U.S.A. and European Union business customers in the Food Service, On Board Services, Retail, Military and National Restaurant Chains channels. The Company also provides training classes in sous-vide techniques and other related food handling and safety issues.

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

In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed financial position, results of operations, and cash flow at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at June 28, 2008 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the twelve and/or twenty four week period ended December 13, 2008 may not be indicative of the results that may be expected for the fiscal year ended June 27, 2009, or any other period within the fiscal year 2009.

NOTE 3 – TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable consisted of:

	December 13, 2008	June 28, 2008
Trade accounts receivable	$8,399,000	$8,677,000
Allowance for doubtful accounts	(345,000)	(413,000)
Trade accounts receivable, net	$8,054,000	$8,264,000

NOTE 4 – INVENTORY, NET

Inventory consisted of the following:

	December 13, 2008	June 28, 2008
Raw material	$3,687,000	$4,018,000
Frozen product & other finished goods	6,185,000	6,741,000
Packaging	968,000	1,032,000
	10,840,000	11,791,000
Less obsolescence reserve	(542,000)	(469,000)
Inventory, net	$10,298,000	$11,322,000

NOTE 5 – EARNINGS PER SHARE

The Company presents “basic” earnings per share and “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period. The weighted average numbers of shares for determining basic earnings per share were 17,551,134 and 16,693,091 and 17,524,187 and 16,678,523 respectively for the twelve weeks and twenty-four weeks ended December 13, 2008 and December 15, 2007, respectively. The weighted average numbers of shares for determining diluted earnings per share were 18,106,053 and 18,412,167 and 18,156,982 and 18,426,020 respectively for the twelve weeks and twenty-four weeks ended December 13, 2008 and December 15, 2007, respectively.

NOTE 6 – SHARE-BASED COMPENSATION

The Company allocated share-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) in the condensed consolidated statements of income as follows:

	December 13, 2008	December 15, 2007
General and administrative	$192,000	$45,000
Income tax benefit	77,000	17,000
Total share-based compensation, net of tax benefit	$115,000	$28,000

FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term of five years.

For the twenty-four weeks ended December 13, 2008 and December 15, 2007 the Company granted a total of 900,000 and 0 restricted stock units at a weighted average fair value of $2.15 and $0, respectively.

At December 13, 2008, $1,842,000 of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 5 years.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “can”, “growth,” “plan,” “intend,” “expect,” “estimate”, “should,” “would,” “if,” “seek,” “possible,” “project”, “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) assumptions regarding the duration and severity of the current economic conditions and the impact on consumer demand and spending and demand for our products (2) uncertainties in the financial markets, (3) a significant change of the Company’s relationship with its customers in channels where concentration of sales to a certain number of customers exists; (4) the impact on the Company’s profitability from the fluctuations in the availability and cost of raw materials; (5) the impact on the Company’s reported earnings from fluctuations in currency exchange rates, particularly the Euro; and (6) those factors listed under the caption “risk factors” of the Annual Report on Form 10-K for the year ended June 28, 2008 as filed with the SEC on September 17, 2008. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto contained elsewhere in this report.

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

•

National Restaurant Chains: Casual dining multi-unit restaurants.

We also generate services revenue from our training classes in sous-vide techniques and other related food handling and safety issues.

Economic Environment

We operate today in a rapidly changing business environment due to uncertain domestic and international economic conditions and decreased liquidity in the financial markets. The recent market turmoil has led to significant business slowdowns around the world, including reduced consumer spending and demand within the food industry. Our business is highly dependent on the economies in the U.S. and Europe, and we expect the challenging business environment to continue in the foreseeable future.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our accounting policies, which are in compliance with U.S. GAAP, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our 2008 Annual Report on Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to the policies during the fiscal quarter ended December 13, 2008.

RESULTS OF OPERATIONS

Comparison of the twelve weeks ended December 13, 2008 to the twelve weeks ended December 15, 2007

NET PRODUCT SALES

By Geographic Region	December 13, 2008	December 15, 2007	% change
USA Sales	$12,126,000	$15,692,000	-22.7%
Europe Sales	6,720,000	7,766,000	-13.5%
Rest of World Sales	625,000	280,000	123.2%
Net Product Sales	$19,471,000	$23,738,000	-18.0%

By Channel	December 13, 2008	December 15, 2007	% change
On Board Services	$3,896,000	$6,358,000	-38.7%
Food Service	3,330,000	3,999,000	-16.7%
Retail	6,088,000	8,069,000	-24.5%
Military	5,036,000	3,087,000	63.1%
National Restaurant Chains	1,121,000	2,225,000	-49.6%
Net Product Sales	$19,471,000	$23,738,000	-18.0%

Net product sales for the second quarter of fiscal year 2009 decreased $4,267,000, or 18.0%, from the second quarter of fiscal year 2008 net product sales of $23,738,000. We do not have any defined segments since all of our products are similarly produced despite the sales channel or area of distribution. Net service revenues from training and education classes was $218,000 for the second quarter of fiscal 2009 and, as this is a new area of growth for us, there is no prior year comparison. For the second quarter of fiscal year 2009 we had improvement in our Military channel reflecting strong re-ordering from a new military distributor located overseas (this was also the reason for the big increase in rest of world sales). All other channels suffered as a result of the economic situation and were off from prior year. On Board Services is down 38.7% from the second quarter of fiscal year 2008 as a result of cutbacks in flights and passengers. Food Service is down 16.7% from the second quarter of fiscal year 2008 as a result of cutbacks in banqueting, parties and travel. Retail is down 24.5% from the second quarter of fiscal year 2008 as a result of reduced promotions at Costco. National Restaurant Chains is down 49.6% from the second quarter of fiscal year 2008 as a result of delays in introductions of new menu items at certain chains. While we consider channel information helpful to the reader we cannot forecast any particular trends for our sales as a result of such information. Although we expect stronger demand for our sales and services over the course of fiscal 2009, we believe that general economic conditions will adversely impact customer spending in our various sales channels. Our sales development cycle can run over one year in certain markets before recognizing a sale.

GROSS MARGIN

The gross margin decreased during the second quarter of fiscal year 2009 to 19.2% compared to 20.2% in the prior year. This product sales margin decrease was primarily attributable to reduced production volumes as a result of reduced customer demand and on the product mix included in the higher military sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased in the second quarter of fiscal year 2009 to $239,000 from the second quarter of fiscal year 2008 of $263,000, a 9.1% decrease.  Most of the research and development costs are incurred well before an actual sale and the cycle can last over one year in certain markets. The expense decrease is primarily related to decreased compensation costs of $25,000.

SELLING AND MARKETING EXPENSES

Our sales and marketing teams are focused on customers primarily in the USA and Europe. Expenses for the second quarter of fiscal year 2009 decreased $301,000 to $2,013,000, or 13.0%, over the second quarter of fiscal year 2008 expense of $2,314,000 (selling and marketing expenses represented 10.2% and 9.7% of revenue for the second quarters of fiscal years 2009 and 2008, respectively). This decrease was primarily related to decreased promotion costs of $153,000 and decreased consulting costs of $153,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the second quarter of fiscal year 2009 decreased $500,000 to $1,275,000, or 28.2%, over the second quarter of prior fiscal year 2008 expenses of $1,775,000 (general and administrative expenses represented 6.5% and 7.5% of revenue for the second quarters of fiscal years 2009 and 2008, respectively). This decrease was primarily due to decreased compensation costs of $523,000 due to reductions in Europe and reduced current year bonus accruals offset by increased compensation on recently issued restricted stock units of $98,000.

NON-OPERATING EXPENSE

Non-operating expense decreased to $61,000 in the second quarter of fiscal year 2009 from $74,000 in second quarter of fiscal year 2008, due primarily to decreased interest expense of $28,000 related to lower borrowings.

MINORITY INTEREST

CREA, our subsidiary in which we own an 84% interest, experienced a loss during the second quarter of fiscal year 2009. As a result, the holders of the 16% minority interest in CREA incurred a $4,000 expense and we incurred a $4,000 benefit.

INCOME BEFORE INCOME TAXES

Income before income taxes in the second quarter of fiscal year 2009 of $259,000 decreased substantially from the second quarter fiscal year 2008 of $378,000, or 31.5%. This decrease was primarily related to lower sales resulting in a $1million decrease in gross margin, which was partially offset by lower research and development, selling and marketing and general and administrative expenses.

INCOME TAXES

We recorded a provision for income tax expense of $104,000 and $153,000 for the second quarter of fiscal years 2009 and 2008, respectively. Our effective income tax rate for both the second quarter of fiscal year 2009 and 2008 was computed to be 40%.

NET INCOME

Net income decreased $70,000 to $155,000 for the second quarter of fiscal year 2009 from $225,000 in second quarter of fiscal year 2008. The primary reason for the decrease was reduced gross margin on reduced sales partially offset by lower research and development, selling and marketing and general and administrative expenses.

Comparison of the twenty-four weeks ended December 13, 2008 to the twenty-four weeks ended December 15, 2007

NET PRODUCT SALES

By Geographic Region	December 13, 2008	December 15, 2007	% change
USA Sales	$22,944,000	$27, 291,000	-15.9%
Europe Sales	12,865,000	13,599,000	-5.4%
Rest of World Sales	1,935,000	328,000	489.9%
Net Product Sales	$37,744,000	$41,218,000	-8.4%

By Channel	December 13, 2008	December 15, 2007	% change
On Board Services	$9,070,000	$11,969,000	-24.2%
Food Service	6,217,000	6,627,000	-6.2%
Retail	9,357,000	11,912,000	-21.4%
Military	10,663,000	7,019,000	51.9%
National Restaurant Chain	2,437,000	3,691,000	-34.0%
Net Product Sales	$37,744,000	$41,218,000	-8.4%

Net product sales for the first two quarters of fiscal year 2009 decreased $3,474,000, or 8.4%, below the first two quarters of fiscal year 2008 net product sales of $41,218,000. We do not have any defined segments since all of our products are similarly produced despite the sales channel or area of distribution. Net service revenues from training and education classes was $306,000 for the first two quarters of fiscal 2009 and, as this is a new area of growth for us, there is no prior year comparison. For the first two quarters of fiscal year 2009 we had a gain in our Military channel of 51.9% reflecting strong re-ordering from a new military distributor located overseas (this was also the reason for the big increase in rest of world sales). All other channels suffered as a result of the economic situation and were off from prior year. On Board Services is down 24.2% from the first two quarters of fiscal year 2008 as a result of cutbacks in flights and passengers. Food Service is down 6.2% from the first two quarters of fiscal year 2008 as a result of cutbacks in banqueting, parties and travel. Retail is down 21.4% from the first two quarters of fiscal year 2008 as a result of reduced promotions at Costco. National Restaurant Chains is down 34.0% from the first two quarters of fiscal year 2008 as a result of delays in introductions of new menu items at certain chains. While we consider channel information helpful to the reader we cannot forecast any particular trends for our sales as a result of such information. Although we expect stronger demand for our sales and services over the course of fiscal 2009, we believe that general economic conditions will adversely impact customer spending in our various sales channels. Our sales development cycle can run over one year in certain markets before recognizing a sale.

GROSS MARGIN

The gross margin increased during the first two quarters of fiscal year 2009 to 20.5% compared to 20.3% in the prior fiscal year. This product sales margin increase was primarily attributable to improvements in France where we have been working to implement more effective purchasing and production improvements. We expect service margins to improve as the year progresses with stronger demand.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased in the first two quarters of fiscal year 2009 to $463,000 from the first two quarters of fiscal year 2008 of $499,000, a 7.2% decrease.  Most of the research and development costs are incurred well before an actual sale and the cycle can last over one year in certain markets. The expense decrease is primarily related to decreased compensation costs of $52,000, offset by increased consulting fees of $26,000.

SELLING AND MARKETING EXPENSES

Our sales and marketing teams are focused on customers primarily in the USA and Europe. Expenses for the first two quarters of fiscal year 2009 decreased $163,000 to $3,686,000, or 4.2%, over the first two quarters of fiscal year 2008 expense of $3,849,000 (selling and marketing expenses represented 9.7% and 9.3% of revenue for the first two quarters of fiscal years 2009 and 2008, respectively). This decrease was primarily related to decreased promotional costs of $242,000 offset partially by increased salaries of $90,000 from additional sales personnel.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first two quarters of fiscal year 2009 decreased $450,000 to $3,025,000, or 12.9%, over the first two quarters of prior fiscal year 2008 expenses of $3,475,000 (general and administrative expenses represented 8.0% and 8.4% of revenue for the first two quarters of fiscal years 2009 and 2008, respectively). This decrease was primarily due to decreased salaries and bonuses of $580,000, decreased travel of $68,000 and decreased consulting of $71,000 offset partially by increased equity compensation costs on recently issued restricted stock units of $164,000, increased broker fees of $101,000 and increased costs for the new ERP system of $50,000.

NON-OPERATING EXPENSE

Non-operating expense increased by $11,000 in the first two quarters of fiscal year 2009 from $139,000 in first two quarters of fiscal year 2008 primarily due to other expense increase of $45,000 offset by reduced interest expense of $34,000 on reduced borrowings.

MINORITY INTEREST

CREA, our subsidiary in which we own an 84% interest, experienced a loss during the first two quarters of fiscal year 2009. As a result, the holders of the 16% minority interest in CREA incurred a $4,000 expense and we incurred a $4,000 benefit.

INCOME BEFORE INCOME TAXES

Income before income taxes in the first two quarters of fiscal year 2009 of $484,000 increased $95,000 from the first two quarters fiscal year 2008 of $389,000, or 24.4%. This increase was primarily related to slightly higher gross margin percentages as well as decreased expenses for research and development, selling and marketing and general and administrative expenses.

INCOME TAXES

We recorded a provision for income tax expense of $194,000 and $157,000 for the first two quarters of fiscal years 2009 and 2008, respectively. Our effective income tax rate for the first two quarters of fiscal year 2009 and 2008 was computed to be 40%.

NET INCOME

Net income increased $58,000 to $290,000 for the first two quarters of fiscal year 2009 from $232,000 in first two quarters of fiscal year 2008. The primary reason for the increase was reduced expenses for research and development, selling and marketing and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the second quarters of fiscal years 2009 and 2008 were as follows:

	December 13,	December 15,
	2008	2007
Liquidity Ratios
Current ratio	2.2	1.8
Receivables turnover	8.7	9.6
Days sales in receivables	35.6	38.5
Inventory turnover	5.1	5.6
Days sales in inventory	57.2	67.7
Leverage Ratio
Long-term debt to equity	24.6%	25.1%
Operating Ratios
Return on investment	1.2%	0.9%
Return on assets	0.7%	0.5%

Our primary sources of liquidity are cash flows generated from operating activities and existing cash and cash equivalents, short-term investment balances and our credit facilities with various lenders. Cash, cash equivalents, and short-term marketable securities were $796,000 at the end of the second quarter of fiscal year 2009 compared to $593,000 at the end of the second quarter of fiscal year 2008.

During the first two quarters of fiscal year 2009, net cash provided by operating activities was $1,224,000, compared to cash provided of $1,588,000 in the first two quarters of fiscal year 2008. Cash provided by operating activities was primarily from increased depreciation and amortization, changes in deferred tax assets and stock-based compensation increases.

Net cash used in investing activities was $547,000 in the first two quarters of fiscal year 2009, compared to $1,562,000 in the first two quarters of fiscal year 2008. The decrease was due primarily to reduced capital expenditures from delays in our new office construction. Projected capital expenditures for fiscal year 2009 have been reduced and estimated to be between $3,000,000 and $5,000,000.

Net cash used in financing activities was $748,000 in the first two quarters of fiscal year 2009, compared to $37,000 in the first two quarters of fiscal year 2008 due to reduced borrowings and repayments of our line-of-credit.

We believe that our cash, cash equivalents and net cash provided by operations will be sufficient to fund our operations for the next twelve months at current spending levels, without considering any substantial drawdowns on our two outstanding credit facilities with our lender. We are focusing our 2009 business plan on reducing costs, improving margins and reducing capital expenditures, and we intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, the food industry and the broader economy. In addition, we have taken action in the second quarter and third quarter of 2009 to reduce our costs by reducing our workforce by 46 full time employees resulting in estimated savings of approximately $2,000,000 in expenses on an annualized basis.

To fund any cash flow shortfalls, we have a maximum aggregate borrowing amount of $13.5 million under our two main credit facilities. Both facilities bear an annual interest rate of LIBOR plus 2.25%. The first line of credit, with a maximum borrowing amount of $7.5 million and a maturity date of June 15, 2009, is secured by our accounts receivables and inventory; while the second line of credit, with a maximum borrowing amount of $6 million and a maturity of June 15, 2010, is guaranteed by FIC, an affiliate of ours, and secured by real estate owned by FIC. As of December 13, 2008 we had no outstanding short-term borrowings on our $7.5 million and $6 million credit facilities, respectively. However, we may not be able to draw on the full available balance of our credit lines if our lender becomes unwilling or unable to fund such borrowings. In the current economic environment, the chance of a bank failing to meet a funding commitment is more likely than under normal circumstances. There can also be no assurance that our credit lines will be renewed or replaced upon their respective maturity dates, however, we fully plan to renew our commitment. Our ability to renew such credit facility or to enter into a new financing arrangement to replace a credit line could be impaired if the current disruptions in domestic and international financial markets continue or worsen.

Challenging economic conditions may impair the ability of our customers to pay for products and services for which they have contracted, potentially causing reserves for doubtful accounts and write-offs of accounts receivable to increase. Significant changes in the operations or liquidity for our suppliers, distributors, common carriers or any of the parties with which we conduct our business, now or in the future, could result in lower demand for our products, lower sales, higher costs or other disruptions to our business.

Stock Repurchase Program

On November 20, 2008, our Board of Directors authorized the repurchase of up to three million shares of our common stock over a three year period. During the second quarter of fiscal 2009, we repurchased an aggregate of 22,500 shares of our common stock at an average price of $0.55, totaling approximately $17,000. The maximum number of shares available for stock repurchases under the approved plan was 2,977,500 shares at December 13, 2008.

Depending upon market conditions, shares may be repurchased from time to time through open market or privately negotiated transactions. We are not obligated to purchase any shares. Subject to applicable securities laws, repurchases may be made at such times and in such amounts, as our management deems appropriate. The repurchase program may be discontinued or terminated at any time.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 13, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CUISINE SOLUTIONS, INC.

PART II: OTHER INFORMATION

Item 1.

Legal Proceedings.

Neither we, nor our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 1A.

Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008 filed by us with the SEC on September 17, 2008. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

Deterioration of economic conditions could negatively impact our business.

Our business may be adversely affected by changes in domestic and/or international economic conditions, including changes in consumer preferences or consumer spending rates, inflation, interest or exchange rates, availability of capital markets and the effects of governmental initiatives to manage economic conditions. In the second quarter of fiscal year 2009, we experienced business declines in our On Board Services, Food Service, Retail and National Restaurant Chains sales channels as the negative impact of the economic downturn has spread throughout the U.S. and Europe. Changes in economic conditions could continue to adversely affect the demand for our products, the cost and availability of our needed raw materials, cooking ingredients and packaging materials, or transportation-related costs, thereby negatively affecting our business, operating results and financial condition.

The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things:

•

impair our ability to comply with our affirmative, negative, or financial covenants, or to access available funds, under our credit lines;

•

make it more difficult or costly for us to obtain financing for our operations or investments; or

•

impair the financial condition of some of our customers and suppliers thereby increasing customer bad debts or non-performance by suppliers.

We are unsure of the duration and severity of this economic crisis. If the crisis persists or worsens and economic conditions remain weak over a long period, the likelihood of the crisis having a significant impact on our business increases.

Economic conditions may adversely affect our ability to draw on our credits lines or obtain financing from alternative sources on reasonable terms, or at all.

If our lenders are adversely affected by economic conditions in domestic or international capital markets, they may become unwilling or unable to fund borrowings under their credit facilities with us. In such a case, we might not be able to locate replacement lenders or other sources of financing, on reasonable terms, or at all, which could have a material and adverse impact on our ability to fund working capital, capital expenditures, research and development and other corporate needs.

We could incur significant expenses or shortfalls in anticipated cash generated as a result of unanticipated events in our business or competitive, regulatory, or other changes in the markets in which we compete. As a result, we may in the future need to obtain other financing. The availability of such financing is limited by the tightening of the global credit markets. In addition, the commitments under our existing credit facilities in the U.S. expire on June 15, 2009 and June 15, 2010. Our ability to extend or renew these credit facilities or to enter into a new credit facility could be impaired if current market conditions continue or worsen. Lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs, which could have a material adverse effect on our business. If other financing is not available on acceptable terms, or at all, we may not be able to respond adequately to these changes or maintain our business, which could adversely affect our operating results and the market price of our common stock.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the information on our common stock repurchase program activity for the second quarter of fiscal 2009:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Program (1)	Maximum # of Shares that May Yet Be Purchased Under the Program
9/21/2008 – 10/18/2008	––	––	––	––
10/19/2008 – 11/15/2008	––	––	––	––
11/16/2008 – 12/13/2008	22,500	$0.5494	22,500	2,977,500
Total	22,500	$0.5494	22,500	2,977,500

———————

(1)

On November 20, 2008, our Board of Directors authorized the repurchase of up to three million shares of our common stock over a three year period.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

On October 23, 2008, after proper notice to all stockholders, we held our 2008 Annual Meeting of Stockholders for the purpose of electing eight directors. At the meeting, the individuals identified below were elected directors to hold office until our 2009 Annual Meeting of Stockholders. The following sets forth the voting tabulation for each director:

Nominee	Shares voted for	Authority withheld
Jean-Louis Vilgrain	13,296,162	1,208,062
Stanislas Vilgrain	13,392,242	1,111,982
Charles C. McGettigan	14,499,652	4,572
Sebastien Vilgrain	13,369,502	1,134,722
Robert van Roijen	14,499,804	4,420
Hugues Prince	13,297,614	1,206,610
John D. Firestone	14,500,004	4,220
Robert N. Herman	14,500,004	4,220

Item 5.

Other Information

On January 19, 2009, Hugues Prince resigned as a member of the Board of Directors of the Company, effective January 19, 2009.

Item 6.

Exhibits

See the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CUISINE SOLUTIONS, INC.
(registrant)

By:	/s/RONALD ZILKOWSKI
Ronald Zilkowski
Chief Financial Officer, Treasurer and
Corporate Secretary
(Principal Financial Officer and
Principal Accounting Officer)

Date:  January 22, 2009

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