Form 10-Q
period 2009-04-04
CUISINE SOLUTIONS INC
filed 2009-05-14
CIK 737602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 4, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 1-32439

———————

CUISINE SOLUTIONS, INC.

 (Exact name of registrant as specified in its charter)

———————

DELAWARE	52-0948383
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2800 Eisenhower Ave., Suite 450, Alexandria, VA 22314

 (Address of Principal Executive Office) (Zip Code)

(703) 270-2900

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

The Company had outstanding 17,559,194 shares of common stock, par value $0.01 per share at May 13, 2009.

TABLE OF CONTENTS

PART I

Item 1.  Financial Statements (unaudited)

3

Condensed Consolidated Balance Sheets at April 4, 2009 and June 28, 2008

3

Condensed Consolidated Statements of Operations for the Sixteen and Forty Weeks Ended
April 4, 2009 and April 5, 2008

4

Condensed Consolidated Statements of Cash Flows for the Forty Weeks Ended
April 4, 2009 and April 5, 2008

5

Notes To Unaudited Condensed Consolidated Financial Statements

6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

9

Item 4.  Controls and Procedures

16

PART II

Item 1.  Legal Proceedings.

18

Item 1A.  Risk Factors.

18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3. Defaults Upon Senior Securities

18

Item 4. Submission of Matters to a Vote of Security Holders

18

Item 5. Other Information

18

Item 6. Exhibits

18

SIGNATURES

19

CUISINE SOLUTIONS, INC.

PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

CUISINE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 4,	June 28,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$825,000	$1,016,000
Trade accounts receivable, net	7,794,000	8,264,000
Inventory, net	9,855,000	11,322,000
Prepaid expenses	511,000	482,000
Deferred tax assets	471,000	801,000
Other current assets	458,000	458,000
TOTAL CURRENT ASSETS	19,914,000	22,343,000

Fixed assets, net	13,073,000	14,012,000
Deferred tax assets, net	5,285,000	5,002,000
Investments, non-current	375,000	375,000
Restricted cash	184,000	130,000
Other assets	105,000	86,000
TOTAL ASSETS	$38,936,000	$41,948,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,816,000	$6,357,000
Lines-of-credit	369,000	1,049,000
Accrued payroll and related liabilities	1,521,000	2,389,000
Current portion of long-term debt	1,015,000	906,000
TOTAL CURRENT LIABILITIES	9,721,000	10,701,000

Long-term debt, less current portion	4,408,000	5,689,000
Asset retirement obligation	601,000	601,000
Deferred rent	192,000	170,000
TOTAL LIABILITIES	14,922,000	17,161,000

Minority interest	66,000	—

STOCKHOLDERS’ EQUITY
Preferred Stock - $0.01 par value, 2,000,000 shares authorized, none issued
Common Stock - $0.01 par value, 38,000,000 shares authorized, 17,559,194 and 17,449,194 shares
issued and outstanding at April 4, 2009 and June 28, 2008, respectively.	176,000	174,000
Additional paid-in capital	29,479,000	28,946,000
Treasury stock, at cost 168,200 and 0 shares at April 4, 2009 and June 28, 2008, respectively	(104,000)	—
Accumulated deficit	(6,758,000)	(6,358,000)
Accumulated other comprehensive income:
Cumulative translation adjustment	1,155,000	2,025,000
TOTAL STOCKHOLDERS' EQUITY	23,948,000	24,787,000
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY	$38,936,000	$41,948,000

See accompanying notes to condensed consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	Sixteen Weeks Ended		Forty Weeks Ended
	April 4,	April 5,	April 4,	April 5,
	2009	2008	2009	2008
Revenues
Products sales, net	$21,094,000	$25,245,000	$58,838,000	$66,463,000
Services revenue	321,000	—	627,000	—
Total revenue	21,415,000	25,245,000	59,465,000	66,463,000
Cost of revenue
Products	17,302,000	20,294,000	47,271,000	53,161,000
Services	229,000	—	506,000	—
Total cost of revenue	17, 531,000	20,294,000	47,777,000	53,161,000
Gross margin	3,884,000	4,951,000	11,688,000	13,302,000

Research and development	294,000	320,000	757,000	819,000
Selling and marketing	1,933,000	2,451,000	5,619,000	6,300,000
General and administrative	2,476,000	2,946,000	5,501,000	6,421,000
Loss before non-operating expense, minority interest and income taxes	(819,000)	(766,000)	(189,000)	(238,000)

Non-operating income (expense)
Interest expense	(86,000)	(149,000)	(233,000)	(331,000)
Other (expense) income, net	(16,000)	141,000	(19,000)	184,000
Total non-operating expense	(102,000)	(8,000)	(252,000)	(147,000)

Minority interest	(2,000)	—	2,000	—

Loss before income taxes	(923,000)	(774,000)	(439,000)	(385,000)
Benefit for income tax expense	232,000	364,000	38,000	207,000

NET LOSS	$(691,000)	$(410,000)	$(401,000)	$(178,000)

Net loss per common share
Basic	$(0.04)	$(0.02)	$(0.02)	$(0.01)
Diluted	$(0.04)	$(0.02)	$(0.02)	$(0.01)

Weighted average shares outstanding-basic	17,409,471	16,950,904	17,478,136	16,787,866
Common stock equivalents	—	—	—	—
Weighted average shares outstanding-diluted	17,409,471	16,950,904	17,478,136	16,787,866

See accompanying notes to condensed consolidated financial statements.

CUISINE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year to date
	Forty weeks ended
	April 4,	April 5,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(401,000)	$(178,000)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,742,000	1,517,000
Allowance for doubtful accounts	19,000	14,000
Inventory obsolescence reserve	357,000	309,000
Minority interest	(7,000)	—
Change in deferred tax assets	47,000	(232,000)
Net loss on disposition of property and equipment	29,000	—
Stock-based compensation	323,000	59,000
Changes in assets and liabilities, net of effects of non-cash transactions:
Increase (decrease) in accounts receivable	192,000	(1,797,000)
Decrease in inventory	420,000	2,138,000
Increase in prepaid expenses	(41,000)	(111,000)
Decrease in accounts receivable, related parties	—	45,000
(Increase) decrease in other assets	(77,000)	179,000
Increase in accounts payable and accrued expenses	764,000	247,000
Decrease in accrued payroll and related liabilities	(795,000)	(881,000)
Net cash provided by operating activities	2,572,000	1,309,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	22,000	—
Increase in cash through acquisition of Agrorest	268,000	—
Increase in restricted cash	(55,000)	(53,000)
Capital expenditures	(1,448,000)	(1,988,000)
Net cash used in investing activities	(1,213,000)	(2,041,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt	(731,000)	(734,000)
Proceeds from debt	—	443,000
Net (repayment) borrowing on lines-of-credit	(540,000)	163,000
Repurchase of common stock	(104,000)	—
Proceeds from stock issuance	7,000	427,000
Net cash (used in) provided by financing activities	(1,368,000)	299,000

Net decrease in cash and cash equivalents	(9,000)	(433,000)
Change in cumulative translation adjustment	(182,000)	96,000
Cash and cash equivalents, beginning of period	1,016,000	546,000
CASH and CASH EQUIVALENTS, END OF PERIOD	$825,000	$209,000

See accompanying notes to condensed consolidated financial statements.

Cuisine Solutions, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 4, 2009

NOTE 1 - DESCRIPTION OF OPERATIONS

The Company produces and markets premium, fully cooked, frozen and prepared foods to a variety of channels and geographic regions.  The Company has manufacturing facilities in the U.S.A. and France and its products are sold primarily to U.S. and European Union business customers in the Food Service, On Board Services, Retail, Military and National Restaurant Chains channels.  The Company also provides training classes in sous-vide techniques and other related food handling and safety issues.

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

In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed financial position, results of operations, and cash flow at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at June 28, 2008 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the sixteen and/or forty week period ended April 4, 2009 may not be indicative of the results that may be expected for the fiscal year ending June 27, 2009, or any other period within fiscal year 2009.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised), Business Combinations (“SFAS 141R”). SFAS 141R clarifies the information that a reporting entity provides in its financial reports about a business combination and it replaces SFAS No. 141. SFAS 141R revises the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post-acquisition exit activities of acquired businesses. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting beginning on or after December 15, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued Staff Position (“FSP”) No. SFAS 157-2,  Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The Company adopted the provisions of SFAS 157 for financial assets and financial liabilities on June 29, 2008 and will adopt the remaining required provisions for non-financial assets and liabilities on June 28, 2009. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and the additional adoption is not expected to have a material impact either.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires noncontrolling (minority) interests to be reported as a component of equity on the balance sheet, to include all earnings of a consolidated subsidiary in consolidated results of operations and to treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. SFAS 160 will be effective for the Company during its fiscal year beginning June 28, 2009.  The Company has not yet assessed the impact of adopting SFAS 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is intended to provide users of financial statements with an enhanced understanding of (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for the Company beginning June 28, 2009.  Management does not believe the requirements of SFAS 161 will have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with General Accepted Accounting Principles. The Company has not yet assessed the impact of adopting SFAS 162.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP was effective for fiscal years beginning after December 15, 2008. Management does not believe the requirements of EITF No. 03-6-1 will have a material impact on the Company’s consolidated financial statements.

NOTE 4 – TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable consisted of:

	April 4, 2009	June 28, 2008
Trade accounts receivable	$8,201,000	$8,677,000
Allowance for doubtful accounts	(407,000)	(413,000)
Trade accounts receivable, net	$7,794,000	$8,264,000

NOTE 5 – INVENTORY, NET

Inventory consisted of the following:

	April 4, 2009	June 28, 2008
Raw material	$4,097,000	$4,018,000
Frozen product & other finished goods	5,527,000	6,741,000
Packaging	1,043,000	1,032,000
	10,667,000	11,791,000
Less obsolescence reserve	(812,000)	(469,000)
Inventory, net	$9,855,000	$11,322,000

NOTE 6 – SHARE-BASED COMPENSATION

The Company allocated share-based compensation expense under SFAS 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) in the condensed consolidated statements of income as follows:

	April 4, 2009	April 5, 2008
General and administrative	$323,000	$59,000
Income tax benefit	(129,000)	(24,000)
Total share-based compensation, net of tax benefit	$194,000	$35,000

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

For the forty weeks ended April 4, 2009 and April 5, 2008, the Company granted a total of 960,000 and 0 restricted stock units (“RSUs”) at a weighted average fair value of $2.05 and $0, respectively.

At April 4, 2009, $1,747,000 of total unrecognized share-based compensation cost was expected to be recognized over a weighted-average period of approximately 4.2 years.

600,000 of the RSUs represents a contingent right to receive one share of the Company’s common stock. The actual number of shares that will be issued upon the vesting of the RSUs will range from 0 to the number of RSUs actually granted to each individual, based on the Company’s achievement of compound annual growth in pre-tax earnings per share (“CAGR”) from the 2006 level over the performance period, which is measured as of the end of fiscal years 2010, 2011, 2012 and 2013, respectively, with the number of RSUs vesting on a given vesting date being offset by the number of RSUs that have vested in prior years. Unvested RSUs terminate on September 27, 2013.  300,000 of the RSUs were time-based long-term grants to employees that vest in equal amounts annually over a five year period from the date of grant.  60,000 of the RSUs were granted to non-management directors and vested 50% immediately and the remaining 50% vest on the one-year anniversary of the date of grant.

NOTE 7 – DEBT

Debt at April 4, 2009 and June 28, 2008 was as follows:

Description	Maturity	April 4, 2009 Principal Outstanding in Foreign Currency	Interest Rates	April 4, 2009 Principal Outstanding	June 28, 2008 Principal Outstanding

Term Loan	22-Oct-12	81,000€	5.70%	$109,000	$151,000
Term Loan	20-Jun-10	17,000€	3.80%	23,000	43,000
Term Loan	28-Nov-12	156,000€	2.80%	210,000	298,000
Term Loan	12-Jun-19	1,713,000€	3.60%	2,303,000	2,856,000
Term Loan	23-Oct-13	433,000€	3.80%	582,000	775,000
Term Loan	1-Mar-15	368,000€	4.30%	494,000	590,000
Term Loan	5-Jun-12		7.00%	1,186,000	1,423,000
Term Loan	5-Nov-10		7.30%	254,000	359,000
Term Loan	15-Mar-10		6.80%	—	78,000
Capital Lease	15-Dec-11		7.30%	19,000	22,000
Capital Lease	2-April-14		5.91%	243,000	—
Line of Credit		94,000€	T4M+1.25%	127,000	759,000
Line of Credit		180,000€	EONIA+1.6%	242,000	290,000
			Total	$5,792,000	$7,644,000
		Less: current portion		1,384,000	1,955,000
		Non-current portion		$4,408,000	$5,689,000

From time to time, the Company enters into separate term loans to purchase new equipment and for improvement projects.  As of April 4, 2009, the total principal balance of the term loans was $5,161,000 of which $3,721,000 was denominated in Euros in the amount of 2,768,000€. The term loans bear interest at rates ranging from 2.8% to 7.3% and have maturity dates ranging from March15, 2010 to June 12, 2019.  The loans are typically secured by the related equipment.

As of April 4, 2009, the total loan balance under capital leases was $262,000.  These capital leases bear interest at rates ranging from 5.91% to 7.3% and have maturity dates ranging from December 15, 2011 to April 2, 2014.

Borrowing Availability. The maximum borrowing amount available under the first line of credit is subject to a borrowing base cap equal to the sum of 80% of eligible accounts receivable and the lower of 50% of eligible inventory or $3.0 million, while the Company can borrow the full $6.0 million under the second line of credit. Subject to the conditions stated in the Loan and Security Agreements, the Company may borrow, repay and reborrow amounts under both lines of credit at any time during the term of the agreements.

Covenants. According to the terms of the Loan and Security Agreement of the first line of credit, the Company is required to submit to BB&T a Loan Base Report (“LBR”) within fifteen days after the close of each period. The Company is also required to maintain a ratio of total Indebtedness to Tangible Net Worth not to exceed 2 to 1 as of June 30, 2007, and as of the end of each fiscal year thereafter and the total of Tangible Net Worth plus Subordinated Debt of not less than $9 million, to be tested by BB&T on a quarterly basis. The Loan and Security Agreement of the first line of credit also contains a number of other usual and customary covenants that, among other things, limit the ability of the Company to incur additional debt, create liens, sell assets, make acquisitions or capital expenditures. According to the terms of the Loan Agreement of the second line of credit, the Company will use the proceeds only for the Company’s operational expenses and business needs, borrowings used for any purchase of equipment or other fixed assets in excess of $1 million shall be refinanced or repaid in full within twelve months.

NOTE 8 – MINORITY INTEREST

At April 4, 2009, the Company has an 84% controlling interest in CREA, a subsidiary in France that provides fee based training and education. The minority interest of $66,000 represents 16% third party ownership in CREA with details as follows:

	Amount in €	Amount in US $

Balance on 8/11/2008 (date of acquisition)	51,000	73,000
Loss during the period	(2,000)	(2,000)
Cumulative translation adjustment		(5,000)
Balance at 4/4/2009	49,000	66,000

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our accounting policies, which are in compliance with U.S. GAAP, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our Annual Report on Form 10-K for the fiscal year ended June 28, 2008, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application.  There have been no material changes to the policies during the fiscal quarter ended April 4, 2009.

In fiscal year 2007, we reversed substantially all of the valuation allowance related to our deferred tax assets since we determined it is more likely than not that these assets will be realized. This determination was primarily based on cumulative positive earnings in recent years and projected taxable income. In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence including our past operating results and our forecast of future taxable income. The Company had previously provided a valuation allowance against its deferred tax assets since the realization of these tax benefits could not be reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued Staff Position (“FSP”) No. SFAS 157-2,  Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  We adopted the provisions of SFAS 157 for financial assets and financial liabilities on June 29, 2008 and will adopt the remaining required provisions for non-financial assets and liabilities on June 28, 2009. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and the additional adoption is not expected to have a material impact either.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is intended to provide users of financial statements with an enhanced understanding of (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning June 28, 2009. We are currently evaluating the provisions of SFAS 161 to determine the impact on its consolidated financial statements.  We do not believe the requirements of SFAS 161 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with General Accepted Accounting Principles. We have not yet assessed the impact of adopting SFAS 162.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP was effective for fiscal years beginning after December 15, 2008. We do not believe the requirements of EITF No. 03-6-1 will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the sixteen weeks ended April 4, 2009 to the sixteen weeks ended April 5, 2008

NET PRODUCT SALES

By Geographic Region	April 4, 2009	April 5, 2008	% change
USA Sales	$12,683,000	$16,641,000	-23.8%
Europe Sales	6,493,000	8,570,000	-24.2%
Rest of World Sales	1,918,000	34,000	5,541.2%
Net Product Sales	$21,094,000	$25,245,000	-16.4%

By Channel	April 4, 2009	April 5, 2008	% change
On Board Services	$5,016,000	$6,139,000	-18.3%
Food Service	2,945,000	4,316,000	-31.8%
Retail	4,516,000	5,789,000	-22.0%
Military	7,241,000	5,862,000	23.5%
National Restaurant Chains	1,376,000	3,139,000	-56.2%
Net Product Sales	$21,094,000	$25,245,000	-16.4%

Net product sales for the third quarter of fiscal year 2009 decreased $4,151,000, or 16.4%, from the third quarter of fiscal year 2008 net product sales of $25,245,000.  We do not have any defined segments since all of our products are similarly produced despite the sales channel or area of distribution.  Net service revenues from training and education classes was $321,000 for the third quarter of fiscal 2009, this is a new area of growth with no prior year comparison.  For the third quarter of fiscal year 2009 we had improvement in our Military channel reflecting strong re-ordering from a new military distributor located overseas (this was also the reason for the big increase in rest of world sales).  All other channels suffered as a result of the economic situation and were significantly less than prior year.  On Board Services is down 18.3% from the third quarter of fiscal year 2008 as a result of further cutbacks in flights and passengers.  Food Service is down 31.8% from the third quarter of fiscal year 2008 as a result of reduced banqueting, parties and travel.  Retail is down 22.0% from the third quarter of fiscal year 2008, primarily due to reduced consumer consumption.  National Restaurant Chains is down 56.2% from the third quarter of fiscal year 2008 as a result of delays in introductions of new menu items at certain chains.  While we consider channel information helpful to the reader we cannot forecast any particular trends for our sales as a result of such information.  We expect sales to be flat for at least one more quarter as the economy stagnates.  Our sales development cycle can run over one year in certain markets before recognizing a sale.

GROSS MARGIN

The gross margin decreased during the third quarter of fiscal year 2009 to 18.0% compared to 19.6% in the prior year.  This product sales margin decrease was primarily attributable to reduced production volumes as a result of reduced customer demand and on the product mix included in the increased military sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased in the third quarter of fiscal year 2009 to $294,000 from the third quarter of fiscal year 2008 of $320,000, an 8.1% decrease.    Most of the research and development costs are incurred well before an actual sale and the cycle can last over one year in certain markets.  The expense decrease is primarily related to decreased compensation costs of $31,000.

SELLING AND MARKETING EXPENSES

Our sales and marketing teams are focused on customers primarily in the USA and Europe.  Expenses for the third quarter of fiscal year 2009 decreased $518,000 to $1,933,000, or 21.1%, over the third quarter of fiscal year 2008 expense of $2,451,000 (selling and marketing expenses represented 9.0% and 9.7% of revenue for the third quarters of fiscal years 2009 and 2008, respectively).  This decrease was primarily related to reductions in our Spain office expenses of $272,000, decreased compensation costs of $130,000 and promotion costs of $104,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the third quarter of fiscal year 2009 decreased $470,000 to

$2,476,000, or 16.0%, over the third quarter of prior fiscal year 2008 expenses of $2,946,000 (general and administrative expenses represented 11.6% and 11.7% of revenue for the third quarters of fiscal years 2009 and 2008, respectively).  This decrease was primarily due to decreased compensation costs of $638,000 due to personnel reductions in Europe and US partially offset by compensation on recently issued restricted stock units of $117,000.

NON-OPERATING EXPENSE

Non-operating expense increased to $102,000 in the third quarter of fiscal year 2009 from $8,000 in third quarter of fiscal year 2008, due primarily to other expense of $16,000 in the third quarter of fiscal year 2009 compared to the third quarter of prior fiscal year 2008 non-recurring other income of $141,000.

MINORITY INTEREST

CREA, our French consulting subsidiary in which we own an 84% interest, experienced a small gain during the third quarter of fiscal year 2009.  As a result, the holders of the 16% minority interest in CREA incurred a $2,000 benefit and we incurred a $2,000 reduction.

LOSS BEFORE INCOME TAXES

Loss before income taxes in the third quarter of fiscal year 2009 was $923,000 as compared to the third quarter fiscal year 2008 loss of $774,000, an increase of 19.3%.  This increase was primarily related to lower sales resulting in a $1.0 million decrease in gross margin and the loss of other income during the period which was partially offset by lower research and development, selling and marketing and general and administrative expenses.

INCOME TAXES

We recorded a benefit for income tax expense of $232,000 and $364,000 for the third quarter of fiscal years 2009 and 2008, respectively. Our effective income tax rate for the third quarters of fiscal year 2009 and 2008 was 25% and 47%, respectively.   The large decrease in our effective rate for the third quarter of fiscal year 2009 related to the cumulative reversal of state tax deferrals as a result of us reducing our state filings.

NET LOSS

Net loss increased $281,000 to $691,000 for the third quarter of fiscal year 2009 from $410,000 in the third quarter of fiscal year 2008.  The primary reason for the increased loss was reduced gross margin on reduced sales and other income partially offset by lower research and development, selling and marketing and general and administrative costs.

Comparison of the forty weeks ended April 4, 2009 to the forty weeks ended April 5, 2008

NET PRODUCT SALES

By Geographic Region	April 4, 2009	April 5, 2008	% change
USA Sales	$35,627,000	$43,932,000	-18.9%
Europe Sales	19,358,000	22,169,000	-12.7%
Rest of World Sales	3,853,000	362,000	964.4%
Net Product Sales	$58,838,000	$66,463,000	-11.5%

By Channel	April 4, 2009	April 5, 2008	% change
On Board Services	$14,086,000	$18,108,000	-22.2%
Food Service	9,162,000	10,943,000	-16.3%
Retail	13,873,000	17,701,000	-21.6%
Military	17,904,000	12,881,000	39.0%
National Restaurant Chain	3,813,000	6,830,000	-44.2%
Net Product Sales	$58,838,000	$66,463,000	-11.5%

Net product sales of $58,838,000 for the first three quarters of fiscal year 2009 decreased $7,625,000, or 11.5%, below the first three quarters of fiscal year 2008 net product sales of $66,463,000.  We do not have any defined segments since all of our products are similarly produced despite the sales channel or area of distribution.  Net service revenues from training and education classes was $627,000 for the first three quarters of fiscal 2009, this is a new area of growth with no prior year comparison.  For the first three quarters of fiscal year 2009 we had an increase in our Military channel of 39.0% reflecting strong re-ordering from a new military distributor located overseas (this was also the reason for the big increase in rest of world sales). On Board Services is down 22.2% from the first three quarters of fiscal year 2008 as a result of continued cutbacks in flights and passengers.  Food Service is down 16.3% from the first three quarters of fiscal year 2008 as a result of reduced banqueting, parties and travel.  Retail is down 21.6% from the first three quarters of fiscal year 2008 primarily as a result of reduced promotions at Costco.  National Restaurant Chains is down 44.2% from the first three quarters of fiscal year 2008 as a result of delays in introductions of new menu items at certain chains.  While we consider channel information helpful to the reader we cannot forecast any particular trends for our sales as a result of such information.  We expect sales to be flat for at least one more quarter as the economy stagnates.  Our sales development cycle can run over one year in certain markets before recognizing a sale.

GROSS MARGIN

The gross margin decreased during the first three quarters of fiscal year 2009 to 19.7% compared to 20.0% in the prior fiscal year.  This product sales margin decrease was primarily attributable to unabsorbed manufacturing variances in France, and to a lesser degree the US, related to reduced production volumes.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased in the first three quarters of fiscal year 2009 to $757,000 from the first three quarters of fiscal year 2008 of $819,000, a 7.6% decrease.    Most of the research and development costs are incurred well before an actual sale and the cycle can last over one year in certain markets.  The expense decrease is primarily related to decreased compensation costs of $80,000, offset by increased consulting fees of $49,000.

SELLING AND MARKETING EXPENSES

Our sales and marketing teams are focused on customers primarily in the USA and Europe.  Expenses for the first three quarters of fiscal year 2009 decreased $681,000 to $5,619,000, or 10.8%, over the first three quarters of fiscal year 2008 expense of $6,300,000 (selling and marketing expenses represented 9.4% and 9.5% of revenue for the first three quarters of fiscal years 2009 and 2008, respectively).  This decrease was primarily related to decreased promotional costs of $403,000 and decreased consulting costs of $435,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first three quarters of fiscal year 2009 decreased $920,000 to $5,501,000, or 14.3%, over the first three quarters of prior fiscal year 2008 expenses of $6,421,000 (general and administrative expenses represented 9.3% and 9.7% of revenue for the first three quarters of fiscal years 2009 and 2008, respectively).  This decrease was primarily due to decreased salaries and bonuses of $1,427,000, decreased travel of $75,000 and decreased consulting of $65,000, partially offset by increased equity compensation costs on recently issued restricted stock units of $280,000, increased broker fees of $86,000 and increased costs for the new ERP system of $98,000.

NON-OPERATING EXPENSE

Non-operating expense increased by $105,000 in the first three quarters of fiscal year 2009 from $147,000 in the first three quarters of fiscal year 2008, due primarily to other expense of $19,000 in the first three quarters of fiscal year 2009 compared to the first three quarters of prior fiscal year 2008 non-recurring other income of $184,000.

MINORITY INTEREST

CREA, our French consulting subsidiary in which we own an 84% interest, is at breakeven for the first three quarters of fiscal year 2009.  As a result, the holders of the 16% minority interest in CREA have no benefit or reduction.

LOSS BEFORE INCOME TAXES

Loss before income taxes in the first three quarters of fiscal year 2009 was $439,000, increased $54,000 from the first three quarters fiscal year 2008 of $385,000, an increase of 14.0%.  This increase was primarily related to slightly lower gross margin percentages offset somewhat by decreased expenses for research and development, selling and marketing and general and administrative.

INCOME TAXES

We recorded a benefit for income taxes of $38,000 and $207,000 for the first three quarters of fiscal years 2009 and 2008, respectively. Our effective income tax rate for the first three quarters of fiscal year 2009 and 2008 was 8.7% and 53.8% respectively.

NET LOSS

Net loss increased $223,000 to $401,000 for the first three quarters of fiscal year 2009 from $178,000 in the first three quarters of fiscal year 2008.  The primary reason for the increased loss was reduced gross margins on reduced sales and other income, partially offset by reductions in expenses for research and development, selling and marketing and general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

Selected financial ratios at the end of the third quarters of fiscal years 2009 and 2008 were as follows:

	April 4,	April 5,
	2009	2008
Liquidity Ratios
Current ratio	2.0	1.9
Receivables turnover	9.7	9.9
Days sales in receivables	36.7	34.3
Inventory turnover	5.4	8.1
Days sales in inventory	57.8	70.4
Leverage Ratio
Long-term debt to equity	24.2%	34.0%
Operating Ratios
Return on investment	-1.7%	-0.7%
Return on assets	-1.0%	-0.4%

Our primary sources of liquidity are cash flows generated from operating activities and existing cash and cash equivalents, short-term investment balances and our credit facilities with various lenders.  Cash, cash equivalents, and short-term marketable securities were $825,000 at the end of the third quarter of fiscal year 2009 compared to $209,000 at the end of the third quarter of fiscal year 2008.

During the first three quarters of fiscal year 2009, net cash provided by operating activities was $2,572,000, compared to net cash provided of $1,309,000 in the first three quarters of fiscal year 2008. Cash provided by operating activities was primarily from increased depreciation and amortization, reduced inventories, changes in deferred tax assets and stock-based compensation increases.

Net cash used in investing activities was $1,213,000 in the first three quarters of fiscal year 2009, compared to $2,041,000 in the first three quarters of fiscal year 2008. The decrease was due primarily to reduced capital expenditures from delays in our new office construction.  Projected capital expenditures for fiscal year 2009 have been reduced and are estimated to be between $2,000,000 and $3,000,000.

Net cash used in financing activities was $1,368,000 in the first three quarters of fiscal year 2009, compared to net cash provided by financing activities of $299,000 in the first three quarters of fiscal year 2008 due to reduced borrowings under our lines of credit, repayments of our lines of credit and execution of our stock repurchase program.

We believe that our cash, cash equivalents and net cash provided by operations will be sufficient to fund our operations for the next twelve months at current spending levels, without considering any substantial drawdown’s on our outstanding credit facilities with our lenders.  We are focusing our 2009 business plan on reducing costs, improving margins and reducing capital expenditures, and we intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, the food industry and the broader economy. In addition, we took action in the second and third quarters of 2009 to curtail our costs by reducing our workforce by 46 full-time employees, which we expect will result in estimated savings of approximately $2,000,000 in expenses on an annualized basis.

To fund any cash flow shortfalls, we have a maximum aggregate U.S. borrowing amount of $13.5 million under our two primary U.S. credit facilities.  Both facilities bear an annual interest rate of LIBOR plus 2.25%. The first line of credit, with a maximum borrowing amount of $7.5 million and a maturity date of June 15, 2009, is secured by our accounts receivables and inventory; while the second line of credit, with a maximum borrowing amount of $6 million and a maturity of June 15, 2010, is guaranteed by FIC, an affiliate of ours, and secured by real estate owned by FIC.  As of April 4, 2009 we had no outstanding short-term borrowings on our $7.5 million and $6 million U.S. credit facilities.  However, we may not be able to draw on the full available balance of our credit lines if our lender becomes unwilling or unable to fund such borrowings.  In the current economic environment, the chance of a bank failing to meet a funding commitment is more likely than under normal circumstances.  There can also be no assurance that our credit lines will be renewed or replaced upon their respective maturity dates, however, we are in active talks with our lender under the first line of credit.  Our ability to renew such credit facility or to enter into a new financing arrangement to replace a credit line could be impaired if the current disruptions in domestic and international financial markets continue or worsen.  If we are unable to renew our first line of credit by the expiration date we will utilize the second line of credit until negotiations are successful.

Challenging economic conditions may impair the ability of our customers to pay for products and services for which they have contracted, potentially causing reserves for doubtful accounts and write-offs of accounts receivable to continue to increase. Significant changes in the operations or liquidity for our suppliers, distributors, common carriers or any of the parties with which we conduct our business, now or in the future, could result in lower demand for our products, decreased sales, higher costs or other disruptions to our business.

Stock Repurchase Program

On November 20, 2008, our Board of Directors authorized the repurchase of up to three million shares of our common stock over a three year period. During the second and third quarters of fiscal 2009, we repurchased an aggregate of 168,200 shares of our common stock at an average price of $0.62, totaling approximately $104,000. The maximum number of shares available for stock repurchases under the approved plan was 2,831,800 shares at April 4, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CUISINE SOLUTIONS, INC.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

Neither we, nor our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 1A.  Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008 filed by us with the SEC on September 17, 2008 and the Company’s Quarterly Report on Form 10-Q for the quarter ended December 13, 2008 as filed with the SEC on January 22, 2009. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008 and the Company’s Quarterly Report on Form 10-Q for the quarter ended December 13, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the details of our common stock repurchase program activity for the third quarter of fiscal 2009:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Program (1)	Maximum # of Shares that May Yet Be Purchased Under the Program
11/16/2008 – 12/13/2008	22,500	$0.5494	22,500	2,977,500
12/14/2008 – 1/10/2009	136,700	0.6091	136,700	2,840,800
1/11/2009 – 2/7/2009	9,000	0.9242	9,000	2,831,800
2/8/2009 – 3/7/2009	––	––	––	––
3/8/2009 – 4/4/2009	––	––	––	––
Total	168,200	$0.6191	168,200	2,831,800

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

Date: May 14, 2009

CUISINE SOLUTIONS, INC.
(registrant)

By:	/s/ RONALD ZILKOWSKI
Ronald Zilkowski Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 31, 2007.
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 14, 2008.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

20